Form 10-Q
period 1996-03-31
GIBBS CONSTRUCTION INC
filed 1996-05-21
CIK 1001463

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                          Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________ to ______________

Commission file number 0-9352

                         Gibbs Construction, Inc.
(Exact name of small business issuer as specified in its charter)

               Texas                                 75-2095676
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                       Identification No.)

          1855 Wall Street, Garland, TX                     75041
   (Address of principal executive offices)                (Zip Code)

                              (214) 278-3433
                   (Registrant's telephone number)


(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   X
 No ____


              APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,000,000

                 PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
             GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS


                              ASSETS

                                            March 31,        December 31,
                                              1996             1995

CURRENT ASSETS
 Cash                                       $     73,573  $     64,183
 Temporary Investments                            24,183        24,183
 Accounts Receivable
   Trade                                       3,540,570     3,439,389
   Costs and Estimated Earnings in
   Excess of Billings on Uncompleted
   Contracts                                      476,591      294,472
 Inventories                                      109,104            -
 Prepaid Expenses                                  42,302       33,942
 Deferred Tax Asset                               447,518            -

      TOTAL CURRENT ASSETS                      4,713,841    3,856,169

LAND, BUILDINGS AND EQUIPMENT                   9,776,619    7,229,232
   Less Accumulated Depreciation                 (474,025)    (279,630)

      NET LAND, BUILDINGS AND EQUIPMENT         9,302,594    6,949,602

OTHER ASSETS
 Other Assets                                      54,200       49,689
 Deferred Registration Costs                            -      366,810
 Receivables From Affiliates and Employees        186,271      193,839

      TOTAL OTHER ASSETS                          240,471      610,338

      TOTAL ASSETS                            $14,256,906  $11,416,109







                           (Continued)

             GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS
                           (Continued)


               LIABILITIES AND STOCKHOLDERS' EQUITY

                                           March 31,             December 31,
                                             1996                   1995

CURRENT LIABILITIES
 Cash Overdraft                              $    227,772   $        -
 Notes Payable                                    150,000      150,000
 Current Installments of Long-Term Debt            99,551      122,081
 Current Capital Lease Obligations                268,129      138,616
 Accounts Payable                               4,566 407    5,260,692
 Accrued Expenses                               1,622,547    1,630,723
 Billings in Excess of Costs and Estimated
    Earnings on Uncompleted Contracts             706,240      414,621
 Distributions Payable to Stockholders            956,000            -

      TOTAL CURRENT LIABILITIES                 8,596,646    7,716,733

LONG-TERM DEBT - Excluding Current Installments   348,722      351,935

CAPITAL LEASE OBLIGATIONS - Excluding Current
 Obligations                                    1,064,620      593,122

DEFERRED INCOME TAXES                              36,592            -

      TOTAL LIABILITIES                        10,046,580    8,661,790

STOCKHOLDERS' EQUITY
 Common Stock of $.01 Par Value.
   Authorized 7,500,000 Shares; Issued and
   Outstanding 4,000,000 and 3,000,000
   Shares, respectively                            40,000       30,000
 Paid-In-Capital                                4,782,431            -
 Retained Earnings (Deficit)                     (612,105)   2,724,319

      TOTAL STOCKHOLDERS' EQUITY                4,210,326    2,754,319

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                  $14,256,906  $11,416,109

            The accompanying note is an integral part of these consolidated financial statements

             GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS


                                              For the Three Months Ended
                                                        March 31,
                                                    1996             1995

CONSTRUCTION REVENUES                             $6,804,744  $5,287,565

COST OF CONSTRUCTION                               6,493,759  (4,873,930)

  NET CONSTRUCTION REVENUES                          310,985     413,635

BRONCO BOWL REVENUES                                 908,602           -

BRONCO BOWL OPERATING EXPENSES                     1,855,824      66,902

  NET BRONCO BOWL EXPENSES                          (947,222)    (66,902)

      GROSS PROFIT (LOSS)                           (636,237)    346,733

GENERAL AND ADMINISTRATIVE EXPENSES                  557,481     168,433

      INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE) (1,193,718)    178,300

OTHER INCOME (EXPENSE)
  (Loss) on Disposal of Equipment                          -     (10,125)
  (Loss) on Temporary Investments Transactions             -     (39,238)
  Interest Income                                          -       1,200
  Interest Expense, net of capitalized interest
     of $36,635 and $31,643 at March 31, 1996
     and 1995, respectively                          (33,533)          -
  Other                                                    -
 300

      INCOME (LOSS) BEFORE INCOME TAXES           (1,227,251)    130,437

INCOME TAX BENEFIT                                   402,171            -

NET INCOME (LOSS)                                  $(825,080) $  130,437



            The accompanying note is an integral part of these consolidated financial statements
                           (Continued)

             GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Continued)


                                               For the Three Months Ended
                                                        March 31,
                                                    1996              1995

(LOSS) PER SHARE                                       $(.21)      $   -

WEIGHTED AVERAGE NUMBER OF SHARES                  4,000,000
   -

PRO FORMA DATA
  Historical Income Before Income Taxes          $         -    $130,437

  Pro Forma Provision for Income Taxes                     -     (44,350)

  Pro Forma Net Income                           $         -     $86,087

  Pro Forma Net Income Per Common Share                $   -        $.03

  Weighted Average Number of Common
         Shares Outstanding                                -   3,000,000



















            The accompanying note is an integral part of these consolidated financial statements

             GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                         Common Stock                     Retained
                          Number                Paid-In   Earnings
                        of Shares    Amount     Capital     (Deficit)   Total

BALANCE,
   DECEMBER 31, 1994     3,000,000  $30,000    $       - $  639,156 $ 669,156

  1995 Net Income               -         -            -  2,413,335 2,413,335

  Distributions                 -         -            -   (328,172) (328,172)

BALANCE,
   DECEMBER 31, 1995     3,000,000   30,000            -  2,724,319  2,754,319

  Sale of Common Shares -
    January, 1996        1,000,000   10,000    3,712,500          -  3,722,500

  Registration Costs, net of
    applicable tax effe          -        -     (326,151)         -   (326,151)

  "S" Corporation
    Status Termination           -         -   1,396,082 (2,511,344) (1,115,262)

  1996 Net Loss                  -         -            -  (825,080)   (825,080)



BALANCE,
   MARCH 31, 1995        4,000,000   $40,000   $4,782,431 $(612,105) $4,210,326




              The accompanying note is an integral part of these consolidated financial statements

               GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Three Months Ended
                                                          March 31,
                                                       1996       1995
CASH FLOW FROM OPERATING ACTIVITIES
     Net (Loss) Income                             $  (825,080) $130,437
     Adjustments to Reconcile Net Income to Net Cash
       From Operating Activities
         Depreciation                                  194,395    24,848
         Loss on Disposal of Equipment                       -    10,125
         (Gain) Loss on Temporary Investments Transactions             -
 39,238
         Deferred Taxes                               (402,171)        -
     Changes in Current Assets and Liabilities
         (Increase) Decrease in Accounts Receivable   (101,181)  353,839
         (Increase) Decrease in Billings Related to Cost
           and Earnings on Uncompleted Contracts       109,500  (254,212)
         (Increase) in Inventories                    (109,104)        -
         (Increase) Decrease in Prepaid Expenses        (8,360)     (470)
         Increase in Accounts Payable                 (694,285) (280,382)
         Increase in Accrued Expenses                   (8,176)   73,047
     Purchase of Temporary Investments                       -  (594,307)
     Proceeds From Sale of Temporary Investments             -   240,219
     Change in Temporary Investment Margin Loans             -   232,652
           NET CASH FLOW PROVIDED (USED) BY
             OPERATING ACTIVITIES                   (1,844,462)  (24,966)
CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of Equipment                            (105,134)   (6,118)
     Bronco Bowl Renovations                        (1,807,628) (101,671)
     Proceeds from Sale of Equipment                         -     5,810
     Decrease in Other Assets                            3,057     8,391
           NET CASH FLOW (USED) IN INVESTING
             ACTIVITIES                             (1,909,705)  (93,588)
CASH FLOW FROM FINANCING ACTIVITIES
     Deferred Registration Costs                      (127,358)        -
     Proceeds from Note Borrowings                           -    68,000
     Repayments of Note Borrowings                     (25,743)  (10,926)
     Repayments of Capital Lease Obligations           (33,614)        -
     Distributions to Stockholders                           -   (35,833)
     Sale of Common Stock                            3,722,500          -
           NET CASH FLOW PROVIDED BY
             FINANCING ACTIVITIES                    3,535,785    21,241
              The accompanying note is an integral part of these consolidated financial statements

               GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Continued)


                                                    Three Months Ended
                                                          March 31,
                                                       1996       1995

NET (DECREASE) IN CASH                               $(218,382) $(97,313)

CASH AT THE BEGINNING OF THE PERIOD                     64,183   118,292

CASH AT THE END OF THE PERIOD                        $(154,199) $ 20,979

SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION
       Cash Paid During  the Year For:
         Interest Expense                              $70,168  $ 25,079

SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES:

       Increase in Receivables From Affiliates and Employees $ 1,115,262     $
      -
       Termination of "S" Corporation Status        (1,115,262)        -
       Increase in Capital Lease Obligations           634,625         -
       Assets Purchased through Capital Lease         (634,625)        -
       Reduction in Deferred Registration Costs        326,151         -
       Registration Costs Offset Against
          Paid-in-Capital                             (326,151)        -
       Transfer of Retained Earnings to
          Paid-in-Capital                            1,396,082         -
       Increase in Paid-in-Capital                  (1,396,082)        -

                                                      $      -    $    -











              The accompanying note is an integral part of these consolidated financial statements

               GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MARCH 31, 1996 AND 1995


NOTE 1:  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Gibbs Construction, Inc. for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Revenues from the construction business for the quarter ended March 31, 1996, were $6,804,744, an increase of $1,517,179 or approximately 29% over $5,287,565 in construction revenues for the quarter ended March 31, 1995, with gross margins in the construction business declining in the 1996 quarter to 4.6% from 7.8% in the comparable quarter of 1995. The margins in construction revenues declined principally because the Company has expanded its bidding and construction support staff in anticipation of growth in the construction business. Nonetheless, the Company had five jobs with one customer whose margins were less than that the Company normally receives.

The Company's General and Administrative Expenses increased approximately 230% or $389,048, to $557,481 in the quarter ended March 31, 1996, from $168,433 in the quarter ended March 31, 1995. The largest factor causing a rise in the Company's general and administrative costs is due to a charge of approximately $212,000 relating to an uncollected receivable that was created in the first quarter of 1996. The Company plans to collect this receivable in the second or third quarter of 1996. A portion of this increase is also attributable to a planned increase in staff necessary to support planned growth in the construction business. In addition General and Administrative Expenses increased because of the expense of being a public company.

The Company incurred a net loss of $825,080 and a pretax loss of $1,227,251 for the quarter ended March 31, 1996, compared to a profit of $130,437 in the comparable 1995 quarter. The Bronco Bowl had an operating loss of $947,222 for the quarter ended March 31, 1996. In addition to the increased General and Administrative Expense referred to above and the decrease in gross margins, the net loss is principally attributable to the large operating loss from the Bronco Bowl.

Liquidity and Capital Resources

The Company closed its public offering in January of 1996. The costs of opening the Bronco Bowl and its operational losses absorbed the liquidity derived from that offering. Since the end of the first quarter of 1996 the operational losses of the Bronco Bowl have diminished although they remain significant and constitute a large cash drain on the Company's liquidity. At the end of April of 1996, the Company borrowed $1,000,000 for one year with such loan being secured by all of the assets of the Bronco Bowl.

The Company is taking several steps to support its ongoing operations. As of May 1, 1996, the Company had contracts for more than $20,000,000 in construction contracts. Management of the Company believes that these contracts will provide significant liquidity to the Company's operations. In addition the Company is seeking to privately place a portion of its Common Stock to provide liquidity while the Company completes its construction contracts. The Company has also determined to restrict the operations of the Bronco Bowl, reviewing the times of operation and whether to restrict opertions to special events. The reduction in operations at the Bronco Bowl would represent a return of focus to the Company's core business.

                    PART II - OTHER INFORMATION

Item 5. Other Material Events

The Company closed its public offering in January of 1996. The costs of opening the Bronco Bowl and its operational losses absorbed the liquidity derived from that offering. Since the end of the first quarter of 1996 the operational losses of the Bronco Bowl have diminished although they remain significant and constitute a large cash drain on the Company's liquidity. At the end of April of 1996, the Company borrowed $1,000,000 for one year with such loan being secured by all of the assets of the Bronco Bowl.

The Company is taking several steps to support its ongoing operations. As of May 1, 1996, the Company had contracts for more than $20,000,000 in construction contracts. Management of the Company believes that these contracts will provide significant liquidity to the Company's operations. In addition the Company is seeking to privately place a portion of its Common Stock to provide liquidity while the Company completes its construction contracts. The Company has also determined to restrict the operations of the Bronco Bowl, reviewing the times of operation and whether to restrict operations to special events. The reduction in operations at the Bronco Bowl would represent a return of focus to the Company's core business.

                             SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                Gibbs Construction, Inc.

May 17, 1996                         /s/ Danny R. Gibbs
                                Danny R. Gibbs, President and
                                Principal Financial Officer