Form 10QSB/A
period 1996-03-31
GIBBS CONSTRUCTION INC
filed 1996-08-14
CIK 1001463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 50549

                                  Form 10-QSB/A
                                 Amendment No. 1

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 1996
                          Commission File Number:0-9352


                            Gibbs Construction, Inc.
- --------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

           Texas                                       75-2095676
- --------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


1855 Wall Street, Garland, Texas 75044                                     75044
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (214) 278-3433
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,000,000

This Form 10-QSB/A amends Part II, Item 6(a) of the Registrant's Quarterly Report on Form 10-QSB for the Fiscal Quarter ended March 31, 1996 to include
Exhibit 27, the Financial Data Schedule required by Item 601(c) of Regulation S-K and Rule 401 of Regulation S-T

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Gibbs Construction,  Inc.
                            ----------------------------------------------------
Date: August 12, 1996
                            /s/Danny R. Gibbs
                            ----------------------------------------------------
                            Danny R. Gibbs, President and Chief Financial
                            Officer