Form 10QSB
period 1996-06-30
GIBBS CONSTRUCTION INC
filed 1996-08-14
CIK 1001463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 50549

                                   Form 10-QSB


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended: June 30, 1996
                         Commission File Number: 0-9352


                            Gibbs Construction, Inc.
- --------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)


            Texas                                      75-2095676
- --------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

1855 Wall Street, Garland, Texas 75044                                   75044
- --------------------------------------------------------------------------------
(Address of principal executive offices)                               Zip Code)

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

Item 1. Financial Statements


                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                   June 30,          December 31,
                                                                   1996               1995

CURRENT ASSETS
   Cash                                                       $      5,386          $     64,183
   Temporary Investments                                            24,183                24,183
   Accounts Receivable
     Trade                                                       6,231,365             3,439,389
     Costs and Estimated Earnings in Excess of
       Billings on Uncompleted Contracts                           825,070               294,472
   Inventories, at cost, (principally first-in, first-out)          75,528                 -
   Prepaid Expenses                                                  5,488                33,942
                                                              -------------------    ------------

         TOTAL CURRENT ASSETS                                    7,167,020             3,856,169
                                                              ------------------       ----------

LAND, BUILDINGS AND EQUIPMENT                                    1,060,821               891,919
     Less Accumulated Depreciation                                (351,055)             (279,630)
                                                                ------------           -----------

         NET LAND, BUILDINGS AND EQUIPMENT                         709,766               612,289
                                                                ------------           -----------

OTHER ASSETS
   Other Assets                                                      2,453                49,689
   Deferred Registration Costs                                        -                  366,810
   Receivables From Affiliates and Employees                       265,028               193,839
   Deferred Tax Asset                                            2,477,703                 -
                                                                -----------           -------------

         TOTAL OTHER ASSETS                                      2,745,184               610,338
                                                                ------------            -----------

NET ASSETS OF DISCONTINUED
   OPERATIONS                                                      712,456             5,605,575
                                                                 ------------         -------------

         TOTAL ASSETS
                                                               $11,334,426           $10,684,371









                                                    (Continued)
                                                        F-1

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      June 30,  December 31,
                                                                         1996          1995

CURRENT LIABILITIES
   Cash Overdraft                                             $    392,236       $       -
   Notess Payable                                                  164,253           150,000
   Current Installments of Long-Term Debt                           89,652           122,081
   Accounts Payable                                              5,585,807         5,260,692
   Accrued Expenses                                              1,562,715         1,630,723
   Billings in Excess of Costs and Estimated Earnings
     on Uncompleted Contracts                                    2,034,243           414,621
   Distributions Payable to Stockholders                           956,000               -
                                                               ------------     ---------------

       TOTAL CURRENT LIABILITIES                                10,784,906         7,578,117

LONG-TERM DEBT - Excluding Current Installments                    314,649           351,935
                                                               ------------       ------------


       TOTAL LIABILITIES                                        11,099,555         7,930,052
                                                                -----------       ------------

STOCKHOLDERS' EQUITY
   Common Stock of $.01 Par Value.  Authorized 7,500,000
     Shares; Issued and Outstanding 4,000,000 and 3,000,000
     Shares, respectively                                           40,000            30,000
   Paid-In-Capital                                               4,782,431               -
   Retained (Deficit) Earnings                                  (4,587,560)        2,724,319
                                                                 ----------      ------------

       TOTAL STOCKHOLDERS' EQUITY                                  234,871         2,754,319
                                                                 -----------     ------------

           TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                             $11,334,426       $10,684,371
                                                               ===========       ===========











                                    The accompanying notes are an integral part of these consolidated financial statements
                                                        F-2

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS AND OPERATIONS

                                                    Three Months Ended June 30,            Six Months Ended June 30,
                                                    ------------------------------        --------------------------
                                                          1996             1995             1996                 1995
                                                  -----------------    ------------      -------------         --------


CONSTRUCTION REVENUES                                 $9,022,323        $9,465,633       $15,827,067            $14,753,198

COST OF CONSTRUCTION                                   8,608,092         8,612,942        15,101,851             13,486,871
                                                      ----------        ----------       -----------            -----------


       GROSS PROFIT                                      414,231           852,691           725,216              1,266,327
                                                     -----------       -----------      ------------           ------------

GENERAL AND ADMINISTRATIVE
   EXPENSES                                              357,908           198,657           915,389                367,091
                                                     -----------       -----------      ------------           ------------


       INCOME (LOSS) BEFORE OTHER
         INCOME (EXPENSE)                                 56,323           654,034          (190,173)               899,236

OTHER INCOME (EXPENSE)
   (Loss) on Disposal of Equipment                             -              (123)                -                (10,248)
   Gain on Temporary Investments Transactions                  -           204,030                 -                164,792
   Interest Income                                         5,000             2,500             5,000                  3,700
   Interest Expense                                      (30,272)          (13,682)          (27,627)               (13,682)
   Other                                                       -              (163)                -                    138
                                                   --------------      ------------   ---------------          -------------

       INCOME (LOSS) BEFORE INCOME TAXES                  31,051           846,596          (212,800)             1,043,936

INCOME TAX (EXPENSE) BENEFIT                             (11,763)                -            69,948                      -
                                                     ------------    --------------      ------------        ---------------

       INCOME (LOSS) FROM CONTINUING
         OPERATIONS                                       19,288           846,596          (142,852)             1,043,936
                                                      -----------       -----------      ------------           ------------

DISCONTINUED OPERATIONS
   (Loss) From Operations Of
       Discontinued Subsidiary                          (525,536)          (60,857)        (1,174,580)             (127,759)

   (Loss) On Disposal of Subsidiary                   (3,483,103)                -         (3,483,103)                    -
                                                       ----------     --------------       -----------       ---------------

       NET (LOSS) INCOME                             $(3,989,351)       $   785,739       $(4,800,535)         $    916,177
                                                      ===========       ===========        ===========         ============

INCOME (LOSS) PER SHARE
   Continued Operations                              $        .00       $        -        $      (.04)         $          -
   Discontinued Operations                                   (.99)               -              (1.16)                    -
                                                      ------------     --------------     -------------      ---------------
                                                     $       (.99)      $        -        $     (1.20)         $          -
                                                      ============      ==============    =============      ===============





                                                        (Continued)
                                                            F-3

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS AND OPERATIONS
                                   (Continued)

                                                      Three Months Ended June 30,           Six Months Ended June 30,
                                                      ---------------------------         ---------------------------
                                                            1996              1995            1996                1995
                                                    -----------------    -------------    ---------------      ---------

WEIGHTED AVERAGE NUMBER OF SHARES                         4,000,000          3,000,000        4,000,000          3,000,000
                                                          =========         ==========        =========        ===========

PRO FORMA DATA

   Historical Income Before Income Taxes              $            -        $  785,739     $           -        $  916,177

   Pro Forma Provision for Income Taxes                            -          (267,151)                -          (311,500)
                                                      --------------        ----------     -------------        ----------

   Pro Forma Net Income                               $            -         $ 518,588     $           -        $  604,677
                                                      ==============         =========     =============        ==========

   Pro Forma Net Income (Loss) From
       Continued Operations                           $            -         $ 558,753     $           -        $  688,998
       Discontinued Operations                                     -           (40,166)                -           (84,321)
                                                      --------------        ----------     -------------       -----------

                                                      $                      $ 518,588     $           -        $  604,677
                                                      ==============         =========     =============        ==========

   Pro Forma Income (Loss) Per Common Share
       Continued Operations                           $            -       $       .18     $           -      $        .23
       Discontinued Operations                                     -              (.01)                -              (.03)
                                                      --------------       -----------     -------------      ------------
                                                      $            -       $       .17     $           -      $        .20
                                                      ==============       ===========     =============      ============
























                   The accompanying notes are an integral part of these consolidated financial statements
                                       F-4

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                        Common Stock
                                                 --------------------------                  Retained
                                                   Number                   Paid-In          Earnings
                                                 of Shares      Amount      Capital          (Deficit)           Total
                                                -----------    --------    ---------        -----------         -------

BALANCE, DECEMBER 31, 1994                       3,000,000     $30,000   $         -        $   639,156        $   669,156

    1995 Net Income                                      -           -             -          2,413,335          2,413,335

    Distributions                                        -           -             -           (328,172)          (328,172)
                                             -------------  ----------  -------------       -----------        -----------

BALANCE, DECEMBER 31, 1995                       3,000,000      30,000             -          2,724,319          2,754,319

    Sale of Common Shares -
        January 1996                             1,000,000      10,000     3,712,500                  -          3,722,500

    Registration Costs, net of
        applicable tax effect                            -           -      (326,151)                 -           (326,151)

    "S" Corporation Status Termination                   -           -     1,396,082         (2,511,344)        (1,115,262)

    1996 Net Loss                                        -           -             -         (4,800,535)        (4,800,535)
                                            --------------  ----------  -------------        -----------        -----------




BALANCE, JUNE 30, 1996                           4,000,000     $40,000    $ 4,782,431       $(4,587,560)       $   234,871
                                                ==========     =======    ===========       ============        ===========





















                   The accompanying notes are an integral part of these consolidated financial statements
                                       F-5

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Three Months Ended June 30,     Six Months Ended June 30,
                                                            ---------------------------     --------------------------
                                                                1996              1995           1996             1995
                                                        ----------------     -------------   ------------        -------

CASH FLOW FROM FINANCING ACTIVITIES

   Net (Loss) Income                                       $(3,989,351)       $785,739        $(4,800,535)        $916,177

   Adjustments to Reconcile Net (Loss) Income
       to Net Cash From Operating Activities
         Loss from Discontinued Operations                   4,657,683               -          4,657,683                -
         Depreciation                                          248,522          26,238            442,917           51,086
         Loss on Disposal of Equipment                               -             123                  -           10,248
         (Gain) on Temporary
             Investments Transactions                                -        (204,030)                 -         (164,792)
         Deferred Taxes                                     (2,052,881)              -         (2,468,948)               -
   Changes in Current Assets and Liabilities
       (Increase) in Accounts Receivable                    (2,690,795)       (800,176)        (2,791,976)        (446,337)
       (Increase) Decrease in Billings Related to
         Cost and Earnings on Uncompleted Contracts            979,524        (651,799)          1,089,024        (906,011)
       (Increase) Decrease in Inventories                       25,318               -            (83,786)               -
       (Increase) in Prepaid Expenses                          (50,661)              -            (59,021)            (470)
       Increase in Accounts Payable                            926,364       2,173,214            232,078        2,125,484
       (Decrease) Increase in Accrued Expenses                 (49,932)         93,770            (58,108)         166,817
   Purchase of Temporary Investments                                 -        (985,017)                 -       (1,614,379)
   Proceeds From Sale of Temporary Investments                       -         280,826                  -          556,100
   Change in Temporary Investment Margin Loans                       -                -                 -                -
                                                       ---------------     ------------    --------------      -----------


             NET CASH FLOW (USED) PROVIDED
                BY OPERATING ACTIVITIES                     (1,996,209)        718,888         (3,840,672)         693,923
                                                            -----------       --------        -----------         --------

CASH FLOW FROM INVESTING ACTIVITIES

   Purchase of Equipment                                      (220,695)       (128,076)        (2,133,457)         (210,945)
   Proceeds from Sale of Equipment                                   -           2,500                  -             8,311
   Proceeds from Sale of Discontinued Subsidiary               712,456               -            712,456                -
   (Increase) in Other Assets                                  (78,757)        (58,794)           (75,699)          (41,056)
                                                           -----------        --------       ------------           --------

             NET CASH FLOW (USED) IN
                INVESTING ACTIVITIES                           413,004        (184,370)        (1,496,700)         (243,690)
                                                            ----------       ---------        -----------         --------









                   The accompanying notes are an integral part of these consolidated financial statements
                                       F-6

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                            Three Months Ended June 30,     Six Months Ended June 30,
                                                            ---------------------------     -------------------------
                                                                1996              1995           1996             1995
                                                        -----------------    ------------    ------------        -------



CASH FLOW FROM FINANCING ACTIVITIES
   Deferred Registration Costs                        $              -        $(42,050)       $  (127,358)         $(42,050)
   Proceeds from Notes Borrowings                            1,368,234          49,906          1,368,234           117,906
   Repayments of Notes Borrowings                              (47,953)        (47,863)           (73,696)          (58,789)
   Repayments of Capital Lease Obligations                      30,273               -             (3,341)                -
   Distributions to Stockholders                                     -        (285,824)                 -          (355,926)
   Sale of Common Stock                                              -               -          3,722,500                 -
                                                         -------------     -----------        -----------        -----------

             NET CASH FLOW PROVIDED (USED) BY
                FINANCING ACTIVITIES                         1,350,554        (325,831)         4,886,339          (338,859)
                                                            ----------        --------        -----------           --------

NET INCREASE (DECREASE) IN CASH                               (232,651)        208,687           (451,033)          111,374
                                                            ----------        --------       ------------           --------

CASH AT THE BEGINNING OF
   THE PERIOD                                                 (154,199)         20,979             64,183           118,292
                                                            ----------        --------       ------------           --------

CASH AT THE END OF THE PERIOD                            $    (386,850)       $229,666        $  (386,850)         $229,666
                                                         =============        ========        ===========          ========

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION
       Cash Paid During the Year For:
         Interest Expense                               $       53,504       $   1,037        $   149,494         $ 26,116
                                                        ==============       =========        ===========         ========

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING
   ACTIVITIES:

       Increase in Receivables From
         Affiliates and Employees                        $           -      $        -        $ 1,115,262       $        -
       Termination of "S" Corporation Status                         -               -         (1,115,262)               -
       Increase in Capital Lease Obligations                         -               -            634,625                -
       Assets Purchased Through Capital Lease                        -               -           (634,625)               -
       Reduction in Deferred Registration Costs                      -               -            326,151                -
       Registration Costs Offset Against
         Paid-in-Capital                                             -               -           (326,151)               -
       Transfer of Retained Earnings to
         Paid-in-Capital                                             -               -          1,396,082                -
       Interest in Paid-in-Capital                                   -               -         (1,396,082)               -
                                                         -------------     -----------         ----------      -----------

                                                         $           -     $         -     $            -      $         -
                                                         =============     ===========     ==============      ===========



                   The accompanying notes are an integral part of these consolidated financial statements
                                       F-7

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995


Note 1:  BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notess required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notess to consolidated financial statements included in the Annual Report on Form 10-K of Gibbs Construction, Inc. for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Note 2:  DISCONTINUED OPERATIONS

   In July, 1996, Gibbs Construction, Inc. sold its subsidiary, Bronco Bowl Holding, Inc., to a third party resulting in a loss on sale of subsidiary of $5,277,103 before income tax benefit of $1,794,000. Loss from operations on the discontinued subsidiary aggregated $1,779,580 before income tax benefit of $605,000.

Item 2. Management's Discussion and Analysis or Plan of Operation.

During the six month period ended June 30, 1996, the Company incurred a net loss from continuing operations of $142,852 compared to a profit from continuing operations of $688,996 for the same period in 1995. Revenues for the 1996 period increased approximately 7% to $15,827,067 from $14,753,198. Gross margins in the later period, however, declined to 4.6% from 8.6% such that gross profit in the later period declined to $725,216 from $1,266,327. The margins in the later period declined principally because the Company has expanded its bidding and construction support staff in anticipation of growth in the construction business. Also, the Company has experienced some decline in margins on some of the Company's work. Although there can be no assurance, the Company anticipates that the second half of the 1996 fiscal year will reflect this increased bidding and construction support staff in revenue growth.

General and administrative expenses increased approximately 250% in the 1996 six month period, to $915,389 from $367,091. The largest portion of this increase represents a $212,000 charge incurred in the first quarter of 1996 in an uncollected receivable. In addition, professional fees have increased due to the Company being publicly held and the Company's expenditures relating to acquiring additional financing. General and administrative expenses in the second quarter of 1996 were $357,908 compared to $198,657 in the same period of 1995, an increase of approximately 80%.

The Company sold the Bronco Bowl in the second quarter of 1996, incurring a loss of $3,483,103 on the sale of the asset. In addition, the Company incurred a loss of $525,536 in operations of the Bronco Bowl in the same quarter. These amounts were partially offset by income from continuing operations of $33,184 in the second quarter, such income deriving from proportionate reductions in general and administrative expenses in the second quarter.

Liquidity and capital resources

The financial demands of the Bronco Bowl essentially ended with its sale. The Company will realize, net of sales costs, approximately $712,000 from its sale. Because of the Bronco Bowl's operations, the Company's financial position has been significantly weakened. The Company continues to seek outside financing based upon its belief that the Company's core construction business is sound and growing although the financial pressures created by the Bronco Bowl operations are great and the consequences of those operations continue to create pressures on the Company's vitality.

The Company is seeking to increase its gross profit margins and believes that the efforts expended in the first half of 1996 will produce increased revenues in the second half of 1996. The financial pressures on the Company, however, inhibit the Company's ability to fully exploit the opportunities that are presented to the Company because the Company sometimes lacks the financial resources required to start projects. Although there can be no assurance otherwise, the Company expects these pressures to gradually abate over the next several months.

                            PART II OTHER INFORMATION

Item 5. Other Information

In July of 1996, the Company closed on the sale of the Bronco Bowl. The Company sold the Bronco Bowl for $3,500,000 and recognized a loss on the sale of $3,483,455 in the second quarter of 1996. The sale price includes assumption by the buyer of $1,350,000 of debt and $1,300,000 in operating leases. The Company will receive approximately $712,000 cash from the sale after additional closing costs are deducted. The last payment to the Company from the sale is due on August 15, 1996.

Item 6. Exhibitsand Reports on Form 8-K

(a) Exhibit 27

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Gibbs Construction,  Inc.

Date: August 14, 1996              /s/Danny R. Gibbs
                                   ---------------------------------------------
                                   Danny R. Gibbs, President and Chief Financial
                                   Officer
                                   ---------------------------------------------