Form 10QSB
period 1995-12-31
GIBBS CONSTRUCTION INC
filed 1996-11-01
CIK 1001463

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number 0-9352

                            Gibbs Construction, Inc.
        (Exact name of small business issuer as specified in its charter)

           Texas                                         75-2095676
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

    1855 Wall Street, Garland, TX                                      75041
(Address of principal executive offices)                             (Zip Code)

                                 (972) 278-3433
                         (Registrant's telephone number)

--------------------------------------------  ----------------------------------
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                        September 30,       December 31,
                                                              1996             1995

CURRENT ASSETS
   Cash                                                     $  600,234     $     64,183
   Temporary Investments                                        24,183           24,183
   Accounts Receivable
      Trade                                                  7,917,948        3,439,389
   Costs and Estimated Earnings in Excess of
         Billings on Uncompleted Contracts                   1,073,642          294,472
   Prepaid Expenses                                             19,377           33,942
                                                          ------------       ------------

         TOTAL CURRENT ASSETS                                9,635,384        3,856,169
                                                           -----------        ---------

LAND, BUILDINGS AND EQUIPMENT                                1,070,743          891,919
      Less Accumulated Depreciation                           (382,553)        (279,630)

                    NET LAND, BUILDINGS AND EQUIPMENT          688,190          612,289
                                                          ------------      -----------

OTHER ASSETS
   Other Assets                                                  2,453           49,689
   Deferred Registration Costs                                       -          366,810
   Receivables From Affiliates and Employees                   272,608          193,839
   Deferred Tax Asset                                        2,094,755                -
                                                           -----------   --------------

      TOTAL OTHER ASSETS                                     2,369,816          610,338
                                                           -----------     ------------

NET ASSETS OF DISCONTINUED
   OPERATIONS                                                        -        5,605,575
                                                        --------------    -------------

      TOTAL ASSETS                                         $12,693,390      $10,684,371
                                                           ===========      ===========










                                   (Continued)
                                       F-1

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       September 30,        December 31,
                                                                1996               1995

CURRENT LIABILITIES
   Cash Overdraft                                        $     345,920     $          -
   Notes Payable                                               163,620          150,000
   Current Installments of Long-Term Debt                      326,984          122,081
   Accounts Payable                                          7,114,241        5,260,692
   Accrued Expenses                                            934,656        1,630,723
   Billings in Excess of Costs and Estimated Earnings
      on Uncompleted Contracts                               1,304,229          414,621
   Distributions Payable to Stockholders                       784,000                -
                                                            ------------- ---------------

         TOTAL CURRENT LIABILITIES                          10,973,650        7,578,117

LONG-TERM DEBT - Excluding Current Installments                636,824          351,935
                                                         -------------      ------------


         TOTAL LIABILITIES                                  11,610,474        7,930,052
                                                          ------------     ------------

STOCKHOLDERS' EQUITY
   Common Stock of $.01 Par Value.  Authorized 7,500,000
      Shares; Issued and Outstanding 4,000,000 and 3,000,000
      Shares, respectively                                      40,000           30,000
   Paid-In-Capital                                           4,904,374                -
   Retained (Deficit) Earnings                              (3,861,458)       2,724,319
                                                         -------------     ------------

         TOTAL STOCKHOLDERS' EQUITY                          1,082,916        2,754,319
                                                         -------------      ------------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                            $  12,693,390     $ 10,684,371
                                                          ============      ===========













                   The accompanying notes are an integral part of these consolidated financial statements
                                       F-2

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS AND OPERATIONS

                                                          Three Months Ended Sept 30,        Nine Months Ended Sept 30,
                                                          ------------------------------    ---------------------------
                                                              1996             1995              1996             1995
                                                         ------------      ------------     -------------       --------


CONSTRUCTION REVENUES                                     $16,078,943     $ 10,002,025       $31,906,010       $24,755,223

COST OF CONSTRUCTION                                       14,484,985        9,034,810        29,586,836        22,521,681
                                                          -----------       ----------        ----------       -----------


       GROSS PROFIT                                         1,593,958          967,215         2,319,174         2,233,542

GENERAL AND ADMINISTRATIVE
   EXPENSES                                                   341,046          271,815         1,256,435           638,906
                                                          -----------      -----------         ---------      ------------


       INCOME (LOSS) BEFORE OTHER
         INCOME (EXPENSE)                                    1,252,912         695,400          1,062,739        1,594,636

OTHER INCOME (EXPENSE)
   (Loss) on Disposal of Equipment                              (1,557)              -             (1,557)         (10,248)
   Gain on Temporary Investments Transactions                        -         318,357                  -          483,149
   Interest Income                                                   -           1,188              5,000            4,888
   Interest Expense                                            (49,718)         13,682            (77,345)               -
   Other                                                             -              78                  -              216
                                                        ---------------     ----------         -----------     -----------

       INCOME (LOSS) BEFORE INCOME TAXES                     1,201,637       1,028,705            988,837        2,072,641

INCOME TAX (EXPENSE) BENEFIT                                  (413,948)              -           (344,000)               -
                                                          ------------  --------------        -----------  ---------------

       INCOME (LOSS) FROM CONTINUING
         OPERATIONS                                            787,689       1,028,705            644,837        2,072,641
                                                          ------------     -----------        -----------     ------------

DISCONTINUED OPERATIONS
   (Loss) From Operations Of
       Discontinued Subsidiary                                 (61,587)       (146,281)        (1,236,167)        (274,040)

   (Loss) On Disposal of Subsidiary                                  -                -        (3,483,103)               -
                                                       ---------------   --------------        ----------   ---------------

       NET (LOSS) INCOME                                  $    726,102     $   882,424        $(4,074,433)    $  1,798,601
                                                          ============     ===========        ===========     ============

INCOME (LOSS) PER SHARE
   Continued Operations                                 $          .20     $         -        $        .16    $          -
   Discontinued Operations                                        (.02)              -               (1.18)              -
                                                        ---------------  --------------       ------------  --------------
                                                        $          .18  $            -       $      (1.02)  $            -
                                                        ==============  ==============       ============   ==============






                                   (Continued)
                                       F-3

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS AND OPERATIONS
                                   (Continued)

                                                         Three Months Ended Sept 30,         Nine Months Ended Sept, 30
                                                         ---------------------------         --------------------------
                                                             1996              1995              1996            1995
                                                         -----------        ----------       ----------        --------


WEIGHTED AVERAGE NUMBER OF SHARES                         4,000,000          3,000,000        4,000,000          3,000,000
                                                          =========         ==========        =========        ===========

PRO FORMA DATA

   Historical Income Before Income Taxes                                    $  882,424                        $  1,798,601

   Pro Forma Provision for Income Taxes                                       (393,200)                           (704,700)
                                                                            ----------                          ----------

   Pro Forma Net Income                                                      $ 489,224                          $1,093,901
                                                                             =========                          ----------

   Pro Forma Net Income (Loss) From
       Continued Operations                                                  $ 585,769                        $  1,274,767
       Discontinued Operations                                                 (96,545)                           (180,866)
                                                                            ----------                         -----------

                                                                             $ 489,224                          $1,093,901
                                                                             =========                          ==========

   Pro Forma Income (Loss) Per Common Share
       Continued Operations                                                $       .19                        $        .42
       Discontinued Operations                                                    (.03)                               (.06)
                                                                           -----------                        ------------
                                                                           $       .16                        $        .36
                                                                           ===========                        ============























                   The accompanying notes are an integral part of these consolidated financial statements
                                       F-4

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                     Common Stock
                                                 ---------------------                        Retained
                                                   Number                   Paid-In           Earnings
                                                 of Shares      Amount      Capital          (Deficit)           Total
                                                 ---------     --------     -------         -----------        ---------
BALANCE, DECEMBER 31, 1994                       3,000,000     $30,000   $        -       $   639,156        $   669,156

    1995 Net Income                                      -           -            -         2,413,335          2,413,335

    Distributions                                        -           -            -          (328,172)          (328,172)
                                             -------------  ----------  -------------       -----------        -----------

BALANCE, DECEMBER 31, 1995                       3,000,000      30,000            -         2,724,319          2,754,319

    Sale of Common Shares -
        January 1996                             1,000,000      10,000    3,712,500                 -          3,722,500

    Registration Costs, net of
        applicable tax effect                            -           -     (326,151)                -           (326,151)

    "S" Corporation Status Termination                  -            -    1,518,025        (2,511,344)          (993,319)

    1996 Net Loss                                        -           -            -        (4,074,433)        (4,074,433)
                                            --------------  ----------  -------------      -----------         ----------




BALANCE, SEPTEMBER 30, 1996                      4,000,000     $40,000   $4,904,374       $(3,861,458)        $1,082,916
                                                ==========     =======   ==========       ===========         ==========






















                   The accompanying notes are an integral part of these consolidated financial statements
                                       F-5

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Three Months Ended Sept 30,     Nine Months Ended Sept 30,
                                                             ---------------------------     ---------------------------
                                                                1996            1995            1996               1995
                                                             ----------     ------------     -----------        ---------

CASH FLOW FROM FINANCING ACTIVITIES

   Net (Loss) Income                                          $726,102        $882,424       $(4,074,433)       $1,798,601

   Adjustments to Reconcile Net (Loss) Income
       to Net Cash From Operating Activities
         Loss on Sale of Discontinued Operations                     -                 -       3,483,103                -
         Depreciation                                           36,530          27,877           479,447           78,963
         Loss on Disposal of Equipment                           1,557               -             1,557           10,248
         (Gain) on Temporary
             Investments Transactions                                -        (318,357)                -         (483,149)
         Deferred Taxes                                        382,948               -          (292,000)               -
   Changes in Current Assets and Liabilities
       (Increase) in Accounts Receivable                    (1,686,583)     (1,796,601)       (4,478,559)      (2,242,938)
       (Increase) Decrease in Billings Related to
         Cost and Earnings on Uncompleted Contracts           (978,586)         (4,576)          110,438         (910,587)
       (Increase) Decrease in Inventories                       75,528               -            (8,259)               -
       (Increase) in Prepaid Expenses                          (13,889)              -           (72,910)            (470)
       Increase in Accounts Payable                          1,528,434         816,526         1,853,549        2,942,010
       (Decrease) Increase in Accrued Expenses                 (23,942)         65,291           (82,050)         232,108
   Purchase of Temporary Investments                                 -      (1,805,492)                -       (3,419,871)
   Proceeds From Sale of Temporary Investments                       -       3,326,280                          3,882,380
   Change in Temporary Investment Margin Loans                       -               -                 -                -
                                                         ---------------     --------------   -----------      ----------


             NET CASH FLOW (USED) PROVIDED
                BY OPERATING ACTIVITIES                          48,099      1,193,372         (3,080,117)       1,887,295
                                                          -------------      ---------         ----------       ----------

CASH FLOW FROM INVESTING ACTIVITIES

   Purchase of Equipment                                       (20,011)              -           (169,604)        (128,434)
   Bronco Bowl Renovations                                           -      (1,165,635)        (1,983,864)      (1,273,067)
   Proceeds from Sale of Equipment                               3,500                              3,500            8,311
   Proceeds from Sale of Discontinued Subsidiary               712,456               -            712,456                -
   (Increase) in Other Assets                                   (7,580)          35,016           (83,279)         (15,387)
                                                         -------------      -----------       -----------       -----------

             NET CASH FLOW (USED) PROVIDED
                IN INVESTING ACTIVITIES                        688,365       (1,130,619)       (1,520,791)      (1,408,577)
                                                           ------------      ----------        ----------        ----------







                   The accompanying notes are an integral part of these consolidated financial statements
                                       F-6

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                            Three Months Ended Sept 30,         Nine Months Ended Sept 30,
                                                            ---------------------------         --------------------------
                                                                1996           1995                 1996          1995
                                                            ------------   ------------         ------------  ------------


CASH FLOW FROM FINANCING ACTIVITIES
   Deferred Registration Costs                              $        -        $(93,235)         $(127,358)         $(135,285)
   Proceeds from Notes Borrowings                                    -          80,623          1,368,234            198,529
   Repayments of Notes Borrowings                              (95,300)        (18,359)          (168,996)          (77,148)
   Repayments of Capital Lease Obligations                           -               -             (3,341)                -
   Distributions to Stockholders                                     -         128,311                             (193,347)
   Sale of Common Stock                                              -               -          3,722,500                 -
                                                            -----------     -----------         ---------      ------------

             NET CASH FLOW PROVIDED (USED) BY
                FINANCING ACTIVITIES                           (95,300)         97,340          4,791,039         (207,251)
                                                           -----------        --------          ---------         --------

NET INCREASE (DECREASE) IN CASH                                641,164         160,093            190,131          271,467

CASH AT THE BEGINNING OF
   THE PERIOD                                                 (386,850)        229,666             64,183          118,292
                                                          ------------ ---------------          ---------         --------

CASH AT THE END OF THE PERIOD                             $    254,314        $389,759           $254,314         $389,759
                                                          ============        ========           ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION
       Cash Paid During the Year For:
         Interest Expense                                 $     49,713        $ 13,682           $199,212         $ 40,063
                                                         =============        ========           ========         ========

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING
   ACTIVITIES:

       Termination of "S" Corporation Status
         Increase in Payable to Stockholders
             and Affiliates                               $          -        $      -          $ 993,319       $        -
         Transfer of Retained Earnings to
             Paid-in-Capital                                         -               -          1,518,025                -
         Reduction in Retained Earnings                              -               -         (2,511,344)               -
       Increase in Capital Lease Obligations                         -               -            634,625                -
       Assets Purchased Through Capital Lease                        -               -           (634,625)               -
       Reduction in Deferred Registration Costs                      -               -            326,151                -
       Registration Costs Offset Against
         Paid-in-Capital                                             -               -           (326,151)               -
                                                        --------------     -----------         -----------      -----------

                                                        $            -     $         -     $            -      $         -
                                                        ==============     ===========     ==============      ===========


                   The accompanying notes are an integral part of these consolidated financial statements
                                       F-7

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1996 AND 1995


Note 1: BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Gibbs Construction, Inc. for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Item 2. Managment's Discussion and Analysis or Plan of Operation

Nine months ended September 30, 1996 compared to Nine months ended September 30, 1995.

   The Company had income from continuing operations of $644,837 for the nine month period ended September 30, 1996 compared to $2,072,641, or pro forma net income of $1,093,901, for the nine month period ended September 30, 1995. In the earlier year, the Company was taxed as a Subchapter S corporation and pro forma net income assumes a charge for taxes that did not, in fact, occur. The nine month period for 1995 includes a $483,149 gain on temporary investments, and the third quarter for the same year includes a gain on temporary investments of $318,357.

   For the nine month period ended September 30, 1996, revenues from the Company's construction business were $31,906,010, an increase of 28.9% from the $24,755,223 for the same period in the previous year. Gross profits were $2,319,435 and $2,233,542 for the 1996 and 1995 nine month periods, respectively. While gross profit increased $85,632 or 3.8% in the later period, gross profit margins for the 1996 period were 7.3% compared to 9.0% in the earlier period. However, gross profit margins for the three month period ended September 30, 1996, were 9.9% reflecting management's focus on its core business after the decision to sell the Bronco Bowl which sale closed in the third quarter of 1996.

   The Company's liquidity improved during the third quarter of 1996 $1,338,266 or a working capital ratio of 0.88 at September 30, 1996, compared to a working capital ratio of 0.66 at June 30, 1996.

     The improvement that occurred in the third quarter of 1996 reflects the Company's profitability and the disposal of the Bronco Bowl which stopped the drain of financial resources for that endeavor.

                           PART II - OTHER INFORMATION

Item 7. Exhibits and Reports on Form 8-K

Exhibit 27

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               Gibbs Construction, Inc.

November 1, 1996                               /s/ Danny R. Gibbs
                                               ------------------
                                               Danny R. Gibbs, President and
                                               Principal Financial Officer