Form 10-K405
period 1996-12-31
GIBBS CONSTRUCTION INC
filed 1997-03-31
CIK 1001463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K
    (Mark One)


         |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

              For the fiscal year ended December 31, 1996 or

         |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]



                             For the transition period from ________ to _______



                             Commission file number            1-14088
                                                     ---------------------------



                            Gibbs Construction, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Texas                                       75-2095676
---------------------------------          ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)




    1855 Wall Street, Garland, TX                                75041
----------------------------------------             ---------------------------
(Address of principal executive offices)                      (Zip Code)


Issuer's telephone number: (972) 278-3433

Securities registered under Section 12(b) of the Exchange Act:


         Title of each class           Name of each exchange on which registered

    Common Stock                                  Boston Stock Exchange
----------------------------------------       ---------------------------------
    Warrants to purchase Common Stock             Boston Stock Exchange
----------------------------------------       ---------------------------------


    Securities registered under Section 12(g) of the Exchange Act;


                                (Title of class)
--------------------------------------------------------------------------------

                                  Common Stock
--------------------------------------------------------------------------------
                        Warrants to purchase Common Stock
--------------------------------------------------------------------------------

         Indicate by check and mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

         Indicate by check mark if there is no disclosure of delinquent filers in pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10- K or any amendment to this Form 10-K. Yes |X| No |_|

         State issuer's revenues for its most recent fiscal year.  $47,438,930

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price, as of a specified date within 60 days prior to the date of filing $2,250,000 As of March 27, 1997.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,000,000

Item 1.   Business

General

         Danny and Tony Gibbs, the Company's two executives, acquired Gibbs Construction, Inc. (Gibbs Construction, Inc. is referred to herein as the "Company" unless the context indicates otherwise) in 1985 and began to conduct their construction business from that entity. The Company headquarters are located in Garland, Texas, a suburb of Dallas. The Company is a full service, national, commercial construction company. The Company's clients are principally national retail chains that are engaged in aggressive expansion programs. These programs usually call for the erection of stand-alone facilities or "power centers," which typically have stores that range in size from 10,000 to 75,000 square feet. Some of the Company's clients include Best Buy, Eckerds, Oshmans Super Sports, BizMart, Lil Things, Petco, Barnes & Noble, Office Max (BizMart), Petstuff, Just for Feet, Organized Living, Copy Max and Petsmart.

         In July of 1996, the Company sold its wholly owned subsidiary, Bronco Bowl Holding, Inc. which operated a 136,000 square foot complex, the Bronco Bowl, on approximately twenty acres near downtown Dallas. The Company acquired the property in 1994 for $1,150,000. Although the complex had previously operated for many years, it was closed prior to the time the Company acquired it. The Company performed extensive renovations on the complex and opened it in January of 1996 as a large, high volume, entertainment, recreation, restaurant and meeting complex. The Company incurred operating losses of $1,802,114 prior to the sale and incurred an additional loss of $5,277,103 upon the sale of Bronco Bowl Holding, Inc. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

Construction Operations

         The Company acts as a general contractor for both "ground up" and interior "finish out" construction. "Ground up" construction involves the construction of a building's shell, that is, construction of the building's floor, wall, and ceiling. "Finish out" comprises electrical work, erection of walls, painting, demolition, air conditioning and heating systems and plumbing, among other activities. The Company focuses on the higher margin activities involved in "finish out" work, subcontracting lower margin work to other contractors. In 1996, approximately 40% of the Company's revenues are derived from "ground up" work and 60% from "finish out" work. The Company plans to allocate its resources to increase significantly its "finish-out" business due to its high gross margins.

         The Company utilizes its own personnel throughout a project while trying to minimize any subcontract labor. Personnel are sometimes flown to the city where the construction occurs, but normally personnel and equipment are transported by trucks and trailers to the construction site. The Company rents corporate apartment housing when necessary, housing three or four persons per apartment.

         The Company transports Company owned small tools and equipment to the construction site via Company owned trucks. The Company leases or rents particularly heavy equipment such as hoists, cranes and personnel lifts from local equipment suppliers when necessary for use on particular projects. Most jobs, including out of state jobs, can be organized within seven to ten days after award of the contract.

         Management believes that using its own personnel offers several advantages: a consistent labor force that is familiar with the operational needs of the customer as well as familiarity with the customer's type of construction; close control over the work and construction schedule; increased focus on higher margin activities such as demolition, drywall, painting, electrical, and air conditioning and heating systems by having a skilled work force in those areas; and more efficient use of personnel.

Marketing of the Construction Business

         The Company's construction business focuses on a clientele of publicly held companies or companies anticipating to become publicly held which have the necessary funds appropriated for construction programs on a nation-wide basis. The specifically targeted companies are national retail chains that conduct operations in stand-alone facilities or "power-centers". These national retail companies are frequently engaged in aggressive expansion programs, which often require the construction of ten to fifty units of 10,000 to 100,000 square feet per year on a nation-wide basis. In addition, these retail chains often remodel a large number of existing outlets, providing a greater opportunity to generate revenues for the Company.

         The Company believes that concentrating on this targeted market provides for longer term growth and financial stability. Concentration on this type of client base also allows the Company to mitigate the cyclical and seasonal revenues which are often typical of the construction industry. Although economic contraction often reduces retail store's expansion, management's experience has been that most such retail chains continue to expand during recessions, particularly in areas of the country that are not affected by a recession or in which an economic slowdown is not as severe as in other parts of the country.

         The Company usually experiences some work slowdown in the first quarter of each calendar year due, in the opinion of management, to a slowing of the bidding process during the holiday season.

         The Company does not engage in a formal marketing or selling program for the construction business. Most work comes by referral or reputation with a large amount of repeat business from existing customers. Management believes its service and product will promote itself after the completion of a single project for a national chain, providing additional construction and remodeling opportunities after completion of the first contract. During 1996, approximately 76% of the Company business was repeat business from existing clients.

         Most clients which have stores under construction have revenues which are directly affected by the opening date of the store. It is critical for the Company to further establish and maintain a dependable reputation within the industry to meet completion schedules. To date, the Company has never had to delay the expected completion date of a project. After completion of the first project for a new client, the Company is able to develop a continuing relationship with its clients by demonstrating the Company's other advantages such as: the ability to work throughout the United States regardless of the client's targeted area of expansion; more consistent service and product due to familiarity with the client construction and operational needs; more centralized communication since numerous projects could be discussed at one time; and greater control over the construction schedule due to the use of the Company's own crews.

         The Company does not engage in heavy construction and provides neither engineering nor architectural services. Only a small portion of its business comes from construction in shopping malls or finish out of commercial office buildings. None of its business is derived from work provided to governmental agencies.

     In 1996, the Company was engaged in over 120 projects for approximately 40 different clients. Four clients, Office Max (25%), Oshmans (13%), Just for Feet (5%), and Lil Things (6%) accounted for approximately 49% of the Company's revenues during 1996. There can be no assurances that these clients will continue at the present level or at all and the loss if any one of them would have a material adverse effect on the Company.

Contracting Process

         Almost all of the Company's projects are competitively bid on a fixed price basis. The Company presently obtains approximately 70% of all of its work on a competitive bid basis. The Company utilizes an estimating process whereby the project manager reviews every division and line item of the project. Unit costs are then applied to each line item. This approach not only allows the project manager to become extremely familiar with the details of the project but also gives a good indication as to whether subcontractor prices are consistent with market conditions.

         On site inspections are always made by the project manager/estimator prior to bid date. This allows the project manager to observe any peculiarities with the project and to make note of any discrepancies in the architectural documents.

Competition

         The Company believes that its construction business competes on price, reputation for quality, timeliness, familiarity with retail construction, the availability of aggregate materials and financial strength. Management believes the Company competes favorably on the basis of the foregoing factors.

         The market for construction services, particularly services to national retail chains, is highly competitive. While the vast majority of the Company's competitors are smaller and may not be as well capitalized, several of the Company's competitors are larger, better known and have substantially greater marketing, financial, personnel and other resources, including established reputations and working relationships, than the Company. There can be no assurance that the Company's services will continue to be competitive in the market place.

Government Regulation

         The Company's business is subject to a variety of state and local governmental regulations and licensing requirements relating to construction activities. Prior to commencing work on a construction project, the Company is required to obtain building permits and, in some jurisdictions, state and local authorities require the Company to obtain demonstrating knowledge of construction, building, fire and safety codes. In order to complete a project and obtain a certificate of occupancy, the Company is required to obtain the approval of local authorities confirming compliance with these requirements.

         The Company has general contractor licenses in numerous large states and major metropolitan areas.

Insurance and Bonding

         The Company maintains general liability and excess liability insurance covering its construction equipment in amounts consistent with industry practices. Management believes its insurance programs are adequate. Worker's compensation insurance covering the leased employees is provided through the employee leasing company from which the Company leases employees.

         Although not required by most clients, occasionally the Company is required to provide various types of surety bonds guaranteeing its performance under certain contracts. The Company's ability to obtain surety bonds depends upon its capitalization, working capital, past performance, management expertise and other factors. Surety companies consider such factors in light of the amount of surety bonds then outstanding for the Company and their current underwriting standards, which may change from time to time. The Company has never been refused a surety bond.

Construction Employees

         The Company leases all of its field employees through an employee leasing company. The Company has utilized the same employee leasing company for more than five years. By doing so, the Company is able to relieve itself from administration surrounding employment practices. In particular, the Company believes that the employee leasing company is able to find more favorable workers' compensation insurance than it would otherwise be able to find as well as develop and administer Company safety programs.

         At March 15, 1997, the field operations of the Company were conducted by 22 superintendents and 100 tradesmen. A field superintendent is assigned to each project with the responsibility to oversee the day to day progress on the project. The field superintendent reports directly to the project manager.

         In addition to Danny and Tony Gibbs, the Company employs in the construction business 16 persons, including four project managers, four project assistants, three project accountants and a receptionist. The project managers typically run three to four projects at a time and are responsible for the overall coordination and scheduling of each project as well as communications with the client.

Item 2. Properties.

         The Company owns a 10,000 square foot office and warehouse facility in Garland, Texas. Offices presently occupy approximately 6,000 square feet. Of that space, the Company completed in March of 1996 and an additional 2,500 square feet that enabled the Company to have space for additional project managers and four staff members capable of supporting operations.

         As of March 15, 1997, the Company owned six trucks and four trailers. The Company also owned one tractor, two fork lifts and eight scissor lifts. This type of equipment is used on almost all jobs, and any additional equipment or machinery required for a job is rented on an as needed basis. The Company has very little inventory. That which does exist primarily consists of left over or unused material which can be used on the next project.

Item 3. Legal Proceedings

         The Company is involved in a number of legal proceedings that occur in the ordinary course of business, none of which, in the opinion of management, is material.

Item 4. Submission of Matters to a Vote of Security Holders

         None

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Maters.

         The Company's common stock is listed on the NASDAQ Small Cap Market and is traded under the symbol GBSE. The stock is also listed for trading on the Boston Stock Exchange.

         The Company completed its initial public offering in January of 1996 and trading commenced on January 15, 1996. The following table set forth the high and low bid and cash prices of the Company's Common Stock for each calendar quarter in 1996 commencing January 15, 1996. as reported by NASDAQ:

                                    Ask                            Bid

                             High          Low              High          Low

First Quarter                2.125        1.81250          1.8125        1.5625

Second Quarter               1.75         1.5              1.3125        0.65625

Third Quarter                1.375        1.25             0.875         0.50

Fourth Quarter               1.9375       1.375            1.00          0.6875



         As of March 15, 1997, there were approximately 800 holders of record of the Company's common stock, according to the records provided by the transfer agent.

Item 6. Selected Financial Data.

         The following table summarizes certain selected financial of the Company for each of the years in the five year period ended December 31, 1996. The selected financial data should be read in conjunction with (i) The Company's Consolidated Financial Statements and Notes thereto as set forth in Item 14 below, and (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below.



                                    1996             1995(1)           1994(1)

Net sales                        $47,438,930     $33,336,120        $21,010,296
Income (loss)
  from continuing operation          546,383       1,592,835             74,101
Income (loss) per share
  from continuing operation            $0.14          $ 0.53              $0.02
Total Assets                     $12,733,026     $11,291,394         $4,516,816
Long-term obligations                563,254         945,057            100,492
  Cash Dividends                           -               -                  -

         (1) Prior to January 12, 1996, the Company was taxed as a subchapter S corporation under the Internal Revenue Code of 1986. Income, Income, per share and Total Assets reflect amounts that would have been accrued had the Company taxed other than as a subchapter S corporation.



Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

Overview

         In 1996 the Company incurred a loss of $4,122,834 or $1.07 per share. The loss is attributable to loss from the discontinued operations of the Bronco Bowl and its sale in the second quarter in 1996. The loss from operations of the Bronco Bowl was $1,186,114, and the loss from the disposal of the Bronco Bowl was $3,4483,103. In 1996, income from continuing operations was $546,383.

Results of Operations - 1996 Compared with 1995

         Revenues increased approximately 42% from $33,336,120 for the year ended December 31,1995, to $47,438,930 for the year ended December 31, 1996. In 1994 the Company had begun a program to add additional clients, and by late 1995, the Company had succeded in adding several new clients. The effect of this program is reflected in the revenue growth enjoyed in 1996. However, there can be no assurance that the recent rate of growth can be sustained in the future.

         Gross profit margins decreased from 10.4% in 1995 to 5.25% in 1996. The decline in gross margins resulted in a decline in gross profit from $3,458,626 in 1995 to $2,490,249 in 1996. Although the third quarter of 1996 had a gross profit margin of almost 10.0%, the other three quarter's gross profit margin was significantly lower. In the earlier quarters of 1996, margins were lower due to managment's involvement with the Bronco Bowl as well as a charge off of one entire project where the client did not pay for work. The fourth quarter was adversely affected by one project that had a significnat number of weather related problems.

         General and administrative costs also increased significantly in 1996 from 1995. In 1996 general and administrative costs were $1,574.416, or 3.3% of revenues, compared in $903,294, or 2.7% of revenues, in 1995. Most of the increase is attributable to the costs of being publicly held as well as the administrative costs releated to closing and selling the Bronco Bowl.

         Because of lower margins and increased general and administrative costs, net income in 1996 from continuing operations declined to $546,383 from proforma net income in 1995 from continuing operations of $1,592,835. The 1995 year benefitted from a $446,596 gain on temporary investments.

Results of Operations - 1995 Compared with 1994

         Revenues increased approximately 59% from $21,010,296 for the fiscal year ended December 31, 1994, to $33,336,120 for fiscal year ended December 31, 1995. This increase in construction revenue is attributable to bidding for contracts for a larger number of clients, a program begun in 1994. In both 1993 and 1994, management believed that by adding clients, the Company's revenues would be less subject to interruptions in the building plans of a given client. The full effect on revenues of this commitment to adding clients did not occur until 1995. The first quarter of 1995 did not experience a decline in revenues from the previous quarters as did the first quarters of 1993 and 1994, and in late 1995 the Company added several new clients that are national retail chains.

         The Company had gross profits from construction revenues of approximately $845,000 in 1994 compared to a gross profits from construction revenues of approximately $3,458,626 in 1995. The greater gross profitability in the later year, approximately 4.0% of construction revenues in 1994 compared to approximately 10.3% of construction revenues in 1995, is attributable to the programs begun in 1994 to bid contracts more effectively and control costs of those contracts actually entered.

         The Company's profit in the 1995 fiscal year was favorably affected by approximately $480,000 in gains on temporary investments which was mitigated by approximately $584,000 of operating expenses incurred by the Bronco Bowl which opened in January of 1996.

         General and administrative expense were $557,930 for the earlier period compared to $903,294 in 1995. The Company's General and Administrative Expenses increased in the later period because of additional hiring in anticipation of growth.

Liquidity and Capital Resources

         The Company's working capital ratio at December 31, 1996 was 0.94, current liabilities exceeding current assets by approximately $612,000.

         The Company's negative working capital at December 31, 1996, that is, the amount by which current liabilities exceed current assets, is largely attributable to losses related to the Bronco Bowl. The Bronco Bowl opened in January of 1996 and incurred losses from operations of approximately $1,200,000 in 1996. In addition, the Company sustained a loss of approximately $3,483,103 on the disposition of the Bronco Bowl.

         The effect of this loss was to consume a significant portion of the Company's liquid resources and cash flow for the Bronco Bowl. Since the sale of the Bronco Bowl, however, the Company's liquidity has steadily improved. At June 30, 1996, the working capital ratio was 0.66. This ratio increased to 0.88 at the end of the third quarter of 1996 and to 0.94 at the end of the year. The average number of days that payables and receiveables have been outstanding has been level since June 30, 1996.

Plan of Operation

         The Company plans to continue its aggressive growth throughout the 1997 fiscal year. The Company plans to expand again the number of clients for which it works, a plan which the Company began to implement in the third and fourth quarters of 1995. The Company plans to return to the margins experiencedin 1995, although there can be no assurance that these margins will be attained.

Item 8. Financial Statements and Supplementary Data.

         The response to this item is submitted as a separate section of this Form 10-K. See "Item 14. Exhibits, Financial Statements and Reports on Form 8-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None

                                    PART III

Item 10.Directors, Executive Officers, Promoters and Control Persons; Compliance With section 16(a) of the Exchange Act.

Executive Officers and Directors

         The directors and executive officers of the Company, and their respective ages and positions held with the Company, are as follows:

Name                             Age                            Position
----                             ---                            --------
Danny Gibbs                       39                      President, Director
Tony Gibbs                        35                   Vice-President, Director
Dennis T. Mitchell                47                            Director
Elliot R. Simon                   42                            Director
Phyllis Gibbs Wright              45                           Secretary

         Danny Gibbs has served as president, general manager and a director of the Company since the Company's inception in 1984. Mr. Gibbs has acted as the Company's Chief Financial Officer throughout the Company's existence. Mr. Gibbs received a Bachelor of Arts degree in History with a minor in Architecture from Texas Tech University.

         Tony Gibbs has served as vice president and a director of the Company since the Company's inception in 1984. From 1983 to 1984, Mr. Gibbs formed a construction company which provided construction services to the residential industry and the commercial industry. Mr. Gibbs received a Bachelor of Science degree in Accounting with a minor in Architecture from Texas Tech University

         Dennis T. Mitchell, a licensed professional architect, is president of AIG, Inc., an architectural firm Mr. Mitchell formed in 1969 which is primarily engaged in the design, documentation and execution of commercial construction. AIG, Inc. provides architectural service to a variety of retail, industrial and governmental entities, including Barnes & Noble, Lil' Things, and Eckerds. Mr. Mitchell is a member of several national and local architectural professional organizations and a graduate of the University of Texas at Arlington.

         Elliot R. Simon is a President and chairman of the board of The Colfax Group Realty Advisors, Inc., a real estate consulting firm providing brokerage and consulting services to tenants. The principal clients of the

Colfax Group, including one of the Company's clients, Lil Things, are large retailers expanding on a national basis. Prior to joining The Colfax Group Realty Advisors, Inc. in October of 1992, Mr. Simon was vice president of real estate and construction for BizMart, Inc., a national retailer of office products, where he was responsible for managing the real estate acquisitions and construction for Biz Mart, Inc. Mr. Simon joined Bizmart in February of 1988 until he joined The Colfax Group Realty Advisors, Inc. Mr. Simon received a Bachelors degree from the State University of New York at Cortland and an MBA degree from the University of Houston.

         Phyllis  Gibbs  Wright  has been  Secretary  of the  Company  since its
formation  and  during  the  Company's   operations  has  been  responsible  for
management's administration.

         Danny Gibbs and Tony Gibbs are brothers. Phyllis Gibbs Wright is their sister.

         Each director will hold office until the next Annual Meeting of Shareholders and until such time as his successor is elected and qualified, subject to prior removal by the shareholders of the Company in accordance with the Bylaws of the Company. The officers of the Company serve at the discretion of the Board of Directors of the Company.

         Danny Gibbs and Tony Gibbs have committed to supporting for reelection the existing outside directors at the Company's next annual meeting.

Committees of the Board of Directors

         The Company's Board of Directors will establish an Audit Committee and a Compensation Committee, each consisting of at least two directors, none of whom will be an officer or employee of the Company. The duties of the Audit Committee will be to recommend to the entire Board of Directors the selection of independent certified public accountants to perform an audit of the financial statements of the Company, to review the activities and report of the independent certified public accountants, and to report the results of such review to the entire Board of Directors. The Audit Committee will also monitor the internal controls of the Company. The duties of the Compensation Committee will be to provide a general review of the Company's compensation and benefit plans to ensure that they meet corporate objectives and to administer or oversee the Company's 1995 Incentive Stock Option Plan and other benefit plans. In addition, the Compensation Committee will review the compensation of officers of the Company and the recommendations of the Chief Executive Officer on (i) compensation of all employees of the Company and (ii) adopting and changing major Company compensation policies and practices. Except with respect to the administration of the 1995 Incentive stock option plan, the Compensation Committee will report its recommendations to the entire Board of Directors for approval.

         On January 12, 1996, the Company became a reporting company under the Securities Exchange Act of 1944 and its officers, directors, and 10% stockholders were required, on that date, to file initial reports of stockholdings in the Company on Form 3. These were not filed until February of 1996 by the directors and 10% stockholders.

Item 11. Executive Compensation.

         The following table sets forth certain information concerning the compensation of the chief executive officer of the Company and the other executive officers of the Company whose total annual salary and bonus exceeded $100,000, for the fiscal years ended December 31, 1994, 1993, and 1992.

                                          Summary Compensation Table

Name and                                               Annual Compensation (1)            All Other
Principal Position                    Fiscal Year         Salary     Bonus (2)          Compensation
------------------                    -----------         ------     ---------          ------------
Danny Gibbs                               1996          $150,000                                    -
 Chief Executive Officer                  1995            49,220       136,423                      -
                                          1994            47,220       140,349                      -

Tony Gibbs                                1996          $150,000                                    -
 Vice President                           1995            49,220       200,246                      -
__________                                1994            47,220       140,349                      -

 (1) The Company provides certain perquisites and personal benefits to its executive officers, the aggregate amount of which does not exceed $50,000 or 10% of such officer's total annual salary and bonus.

(2) These amounts represent distributions to Messrs. Danny and Tony Gibbs in connection with the Company's status as a subchapter S corporation pursuant to the United States tax codes. They exclude amounts accrued in 1995 but paid in 1996 as part of the Company's termination of its status as a subchapter S corporation. As of December 31, 1996, $406,000 remained to be paid.

Executive Director Compensation

         Upon the completion of this Offering the Company plans to pay $150,000 per year to each of Messrs. Danny Gibbs and Tony Gibbs. Directors of the Company are entitled to receive from the Company fees and reimbursement of expenses for their services as directors. Under the Company's standard arrangement for compensation of directors, outside directors are entitled to receive a fee for each Board meeting attended of $500. In addition, directors will be reimbursed for their ordinary and necessary expenses incurred in attending meetings of the Board of Directors or a committee thereof. Directors of the Company, whether or not employees of the Company, will also be entitled to receive options to acquire shares of Common Stock under the Company's Stock Option Plans.

Benefit Plans

         1995 Incentive Stock Option Plan

         The Company's 1995 Incentive Stock Option Plan was approved by the Board of Directors and shareholders of the Company on August 15, 1995 to provide for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended to officers and employees of the Company and subsidiaries of the Company. A total of 200,000 shares of Common Stock has been authorized and reserved for issuance under the 1995 Incentive Stock Option Plan, subject to adjustment to reflect changes in the Company's capitalization in the case of a stock split, stock dividend or similar event. The 1995 Incentive Stock Option Plan is administered by the Compensation Committee, which consists of the Company's three "Outside Directors." Outside Directors shall mean only those directors of the Company or a subsidiary of the Company who are not regular salaried employees of either the Company or a subsidiary as of the date the option is granted. The Compensation Committee has the sole authority to interpret the 1995 Incentive Stock Option Plan, to determine the persons to whom options will be granted, to determine the basis upon which the options will be granted, and to determine the exercise price, duration and other terms of options to be granted under the 1995 Incentive Stock Option Plan; provided that, (i) the exercise price of each option granted under the 1995 Incentive Stock Option Plan may not be less than the fair market value of the Common Stock on the day of the grant of the option, (ii) the exercise price must be paid in cash and or stock upon exercise of the option, (iii) no option may be exercisable for more than 10 years after the date of grant, and
(iv) no option is transferable other than by will or the laws of descent and distribution. No option is exercisable after an optionee ceases to be employed by the Company or a subsidiary of the Company, subject to the right of the Compensation Committee to extend the exercise period for not more than 90 days following the date of termination of an optionee's employment. An optionee who was a director or advisor may exercise his option at any time within 90 days after such optionee's status as a director or advisor terminates to the extent he was entitled to exercise such option at the date of termination of his status. If an optionee's employment is terminated by reason of disability, the Compensation Committee has the authority to extend the exercise period for not more than one year following the date of termination of the optionee's employment or service as an advisor or director. If an optionee dies and shall hold options not fully exercised, such options may be exercised in whole or in part within one year of the optionee's death by the executors or administrators of the optionee's estate or by the optionee's heirs. The vesting period, if any, specified for each option will be accelerated upon the occurrence of a change of control or threatened change of control of the Company.

         Outside Directors Stock Option Plan

         The Outside Directors Stock Option Plan was approved by the Board of Directors and shareholders of the Company on August 15, 1995. A total of 50,000 shares of Common Stock has been authorized and reserved for issuance under the Outside Directors Stock Option Plan, subject to adjustment to reflect changes in the Company's capitalization in the case of a stock split, stock dividend or similar event. The Outside Directors Stock Option Plan is administered by the Stock Option Committee which consists of Danny Gibbs and Tony Gibbs. The Stock Option Committee has the sole authority to interpret the Outside Directors Stock Option Plan, to determine the persons to whom options will be granted, to determine the basis upon which the options will be granted, and to determine the exercise price, duration and other terms of options to be granted under the Outside Directors Stock

Option Plan; provided that, (i) the exercise price of each option granted under the Plan may not be less than the fair market value of the Common Stock on the day of the grant of the option, (ii) the exercise price must be paid in cash and or stock upon exercise of the option, (iii) no option may be exercisable for more than 10 years after the date of grant, and (iv) no option is transferable other than by will or the laws of descent and distribution. If an optionee's status as an Outside Director is terminated for any reason other than death, the optionee may exercise his option at any time within 90 days after such termination to the extent it was then exercisable. If an optionee dies while an Outside Director and shall not have fully exercised options granted under the Outside Directors Stock Option Plan, such options may be exercised in whole or in part within six months of the optionee's death by the executors or administrators of the optionee's estate or by the optionee's heirs. The vesting period, if any, specified for each option will be accelerated upon the occurrence of a change of control or threatened change of control of the Company.

         Options under the Outside Directors Stock Option Plan are granted only to Outside Directors selected by the Committee. Outside Directors shall mean only those directors of the Company or a subsidiary of the Company who are not regular salaried employees of either the Company or a subsidiary as of the date the option is granted. As of the date of this Prospectus, none of the Common Stock reserved for issuance in either the Outside Directors Stock Plan or the 1995 Incentive Stock Option Plan had been issued.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of March 15, 1996 by
(i) each person known by the Company to be a beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, and
(iii) all directors and executive officers of the Company as a group. Unless otherwise noted, each beneficial owner named below has sole investment and voting power with respect to the Common Stock shown below as beneficially owned by him.

                                                            Shares Owned
Name and Address of                                   Number of         Percent
Beneficial Owner                                     Shares Owned       Owned
----------------                                     ------------       -----
Danny Gibbs                                              1,000,000       25.0%
Tony Gibbs                                               1,000,000       25.0%
All directors and officers
as a group (6 persons)                                   2,000,000       50.0%
-----------------

     (1) The address for Danny Gibbs and Tony Gibbs is 1855 Wall Street, Garland, TX 75041.

Item 13. Certain Relationships And Related Transactions

         As part of the termination of the Company's election to be taxed as a Subchapter S Corporation, the Company has accrued $815,000 to be distributed to Danny Gibbs and Tony Gibbs for payment of income taxes owed for the Company's operations. As of December 31, 1996, $406,000 remained to be paid.

         All future transactions between the Company and its officers, directors, and/or 5% shareholders will be on terms no less favorable than could be obtained from independent, third parties and will be approved by a majority of the independent disinterested directors of the Company.

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a) Financial Statements

         The following financial statements are included herewith:

                                                                         Page
                                                                         ----
    Report of Independent Certified Public Accountants                   F-1
    Consolidated Balance Sheets                                          F-2
    Consolidated Statements of Operations                                F-4
    Consolidated Statements of Stockholders' Equity                      F-5
    Consolidated Statements of Cash Flows                                F-6
    Notes to Copnsolidated Financial Statements                          F-8

(b) Reports on Form 8-K

         None

(c) Exhibits

3.1 Restated Articles of Incorporation, as amended (incorporated by reference from a similarly numbered exhibit filed with the Company's Registration Statement No. 33-97308-D)

3.2 Bylaws (incorporated by reference from a similarly numbered exhibit filed with the Company's Registration Statement No. 33-97308-D)

4.1 Form of Warrant Agreement Covering Redeemable Common Stock Purchase Warrants (incorporated by reference from a similarly numbered exhibit filed with the Company's Registration Statement No. 33- 97308-D)

10.1 Revised form of Representative's Warrant and Registration Rights Agreement (incorporated by reference from a similarly numbered exhibit filed with the Company's Registration Statement No. 33-97308-D)

10.2 Copy of 1995 Incentive Stock Option Plan (incorporated by reference from a similarly numbered exhibit filed with the Company's Registration Statement No. 33-97308-D)

10.3 Copy of Outside Director Stock Option Plan (incorporated by reference from a similarly numbered exhibit filed with the Company's Registration Statement No. 33-97308-D)

10.4 Copy of Warrant Agreement between the Company and Can Am Capital (incorporated by reference from a similarly numbered exhibit filed with the Company's Registration Statement No. 33-97308-D)

10.5 Copy of Note and Security Agreement between the Company and Bronco Bowl Holding, Inc. (incorporated by reference from a similarly numbered exhibit filed with the Company's Registration Statement No. 33-97308-D)

10.6 diversified Employee Leasing, Inc. Client Service Agreement (incorporated by reference from a similarly numbered exhibit filed with the Company's Registration Statement No. 33-97308-D)

23.1     Consent of Killman, Murrell & Company, P.C. (filed herewith)

24.1     Power of Attorney (filed herewith)

27.1     Financial Data Schedule

                            GIBBS CONSTRUCTION, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996

                                      WITH

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                              Page
                                                              ----
Report of Independent Certified Public Accountants            F-1

Consolidated Balance Sheets                                   F-2

Consolidated Statements of Operations                         F-4

Consolidated Statements of Stockholders' Equity               F-5

Consolidated Statements of Cash Flows                         F-6

Notes to Consolidated Financial Statements                    F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Gibbs Construction, Inc. and Subsidiary
Garland, Texas

We have audited the accompanying consolidated balance sheets of Gibbs Construction, Inc. and Subsidiary as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gibbs Construction, Inc. and Subsidiary as of December 31, 1995 and 1996, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.




KILLMAN, MURRELL & COMPANY, P.C.
Dallas, Texas
March 14, 1997

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1996


                                     ASSETS


                                                                             1995               1996
                                                                         ------------       -----------

CURRENT ASSETS
    Cash                                                                 $     64,183     $    124,565
    Temporary Investments - Note 9                                             24,183            1,503
    Accounts Receivable
        Trade                                                               3,439,389        8,596,282
        Costs and Estimated Earnings in Excess of
            Billings on Uncompleted Contracts - Note 2                        294,472          976,681
    Prepaid Expenses                                                           33,942           19,376
    Deferred Tax Asset - Note 12                                                    -          510,000
                                                                          -----------       -----------

            TOTAL CURRENT ASSETS                                            3,856,169       10,228,407
                                                                          -----------       -----------

LAND, BUILDINGS AND EQUIPMENT - Note 3                                      7,229,232        1,084,380
        Less Accumulated Depreciation                                        (279,630)        (387,744)
                                                                          -----------       -----------

            NET LAND, BUILDINGS AND EQUIPMENT                                6,949,602         696,636
                                                                          ------------      -----------

OTHER ASSETS
    Other Assets                                                               49,689            2,454
    Deferred Registration Costs                                               366,810                -
    Receivables From Affiliates and Employees                                 193,839          232,789
    Deferred Tax Asset - Note 12                                                    -        1,572,740
                                                                          ------------       -----------

            TOTAL OTHER ASSETS                                                610,338        1,807,983
                                                                         ------------        -----------

            TOTAL ASSETS                                                  $11,416,109        $12,733,026
                                                                          ===========        ===========













                          The accompanying notes are an
            integral part of these consolidated financial statements
                                   (Continued)
                                                            F-2

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                           DECEMBER 31, 1995 AND 1996


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                              1995               1996
                                                                          ------------     --------------

CURRENT LIABILITIES
    Notes Payable - Note 4                                               $    150,000       $    150,000
    Current Installments of Long-Term Debt - Note 5                           122,081            374,443
    Current Capital Lease Obligations - Note 10                               138,616                  -
    Accounts Payable                                                        5,260,692          8,047,940
    Accrued Expenses - Note 11                                              1,630,723            719,749
    Billings in Excess of Costs and Estimated Earnings on
        Uncompleted Contracts - Note 2                                        414,621          1,142,164
    Payable to Stockholders                                                         -            406,055
                                                                      ---------------       ------------

            TOTAL CURRENT LIABILITIES                                       7,716,733         10,840,351

LONG-TERM DEBT - Excluding Current Installments - Note 5                      351,935            563,254

CAPITAL LEASE OBLIGATIONS Excluding Current
    Obligations - Note 10                                                     593,122                  -
                                                                        -------------       ------------

            TOTAL LIABILITIES                                               8,661,790         11,403,605
                                                                         ------------       ------------

CONTINGENCIES - Notes 6, 7, and 8                                                   -                  -

STOCKHOLDERS' EQUITY  - Note 14
    Common Stock of $.01 Par Value.  Authorized 7,500,000
        Shares; Issued and Outstanding 3,000,000 and
        4,000,000 Shares, respectively                                         30,000             40,000
    Additional Paid-In-Capital                                                      -          4,907,272
    Retained Earnings                                                       2,724,319         (3,617,851)
                                                                         ------------       ------------

            TOTAL STOCKHOLDERS' EQUITY                                      2,754,319          1,329,421
                                                                         ------------       ------------

            TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                                      $11,416,109        $12,733,026
                                                                          ===========        ===========








                          The accompanying notes are an
            integral part of these consolidated financial statements
                                       F-3

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1995 AND 1996

                                                                         1995                       1996
                                                                   ----------------           ---------------

CONSTRUCTION REVENUE                                                 $33,336,120                $47,438,930

COST OF CONSTRUCTION                                                 (29,877,494)                44,948,681
                                                                     -----------              --------------
    NET CONSTRUCTION REVENUE                                           3,458,626                  2,490,249
                                                                     -----------              --------------

BRONCO BOWL OPERATING EXPENSES                                          (584,173)                         -
                                                                     -----------              --------------
            GROSS PROFIT                                               2,874,453                  2,490,249

GENERAL AND ADMINISTRATIVE EXPENSES                                     (903,294)                (1,574,416)
                                                                     -----------              --------------
            INCOME BEFORE OTHER INCOME (EXPENSE)                       1,971,159                    915,833

OTHER INCOME (EXPENSE)
    (Loss) on Disposal of Equipment                                       (7,959)                    (1,623)
    Gain (Loss) on Temporary Investments Transactions                    446,596                    (22,906)
    Interest Income                                                        5,042                     22,215
    Interest Expense, net of capitalized interest of
        $128,332 at December 31, 1995                                     (1,895)                   (86,628)
    Other                                                                    392                     12,492
                                                                     -----------              --------------
            INCOME BEFORE INCOME TAXES                                 2,413,335                    839,383

INCOME TAX (BENEFIT) - Note 1 and Note 12                                      -                   (293,000)
                                                                     -----------               -------------

INCOME FROM CONTINUING OPERATIONS                                      2,413,335                    546,383

DISCONTINUED OPERATIONS
    (Loss) From Discontinued Operations                                        -                 (1,186,114)
    (Loss) on Disposal of Subsidiary                                           -                 (3,483,103)
                                                                     -----------               ------------
            NET INCOME (LOSS)                                        $ 2,413,335               $ (4,122,834)
                                                                     ===========               ============

INCOME (LOSS) PER SHARE
    Continuing Operations                                                                      $       0.14
    Discontinued Operations                                                                           (1.21)
                                                                                               ------------
                                                                                               $      (1.07)

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                                                            3,846,154
                                                                                               ============
PRO FORMA DATA
    Historical Income Before Income Taxes                             $2,413,335
    Pro Forma Provision for Income Taxes                                 820,500
                                                                      ----------
    Pro Forma Net Income                                              $1,592,835
                                                                      ==========
    Pro Forma Net Income Per Common Share                                   $.53
                                                                            ====
    Weighted Average Number of Common Shares Outstanding               3,000,000
                                                                       =========

                          The accompanying notes are an
            integral part of these consolidated financial statements
                                       F-4

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1995 AND 1996



                                                    Common Stock
                                                -------------------
                                                Number                        Paid-In        Retained
                                              of Shares        Amount         Capital        Earnings       Total
                                              ---------       --------        -------        --------       -----
BALANCE, DECEMBER 31, 1994                    3,000,000       $30,000      $         -     $   639,156    $   669,156

    1995 Net Income                                   -             -                -       2,413,335      2,413,335

    Distributions                                     -             -                -        (328,172)     (328,172)
                                              ---------       --------     ------------    ------------    ----------

BALANCE, DECEMBER 31, 1995                    3,000,000        30,000                -       2,724,319     2,754,319

    Sale of Common Shares
        January 1996                          1,000,000        10,000        3,712,500               -     3,722,500

    Registration Costs, net of
        applicable tax effect                         -             -         (358,948)              -      (358,948)

    "S" Corporation Status Termination                -             -        1,553,720      (2,219,336)     (665,616)

    1996 Net Loss                                     -             -                -      (4,122,834)   (4,122,834)
                                              ---------       -------       ----------    ------------    ----------

BALANCE DECEMBER 31, 1996                     4,000,000       $40,000       $4,907,272     $(3,617,851)   $1,329,421
                                              =========       =======       ==========     ===========    ==========




















                          The accompanying notes are an
            integral part of these consolidated financial statements
                                       F-5

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1995 AND 1996

                                                                                      1995                      1996
                                                                                ----------------          -----------------

CASH FLOW FROM OPERATING ACTIVITIES
    Net Income (Loss)                                                                $2,413,335               $(4,122,834)
    Adjustments to Reconcile Net Income (Loss) to Net Cash
        From Operating Activities
            Loss on Sale of Discontinued Operations                                           -                 3,483,103
            Depreciation                                                                113,790                   520,756
            Loss on Disposal of Equipment                                                 7,959                     1,623
            (Gain) Loss on Temporary Investments Transactions                          (446,596)                   22,906
            Deferred Taxes                                                                    -                  (323,000)
    Changes in Current Assets and Liabilities
            (Increase) in Accounts Receivable                                        (1,373,557)               (5,156,893)
            (Increase) in Inventories                                                         -                    (8,259)
            (Increase) Decrease in Billings Related to Cost
                and Earnings on Uncompleted Contracts                                  (350,342)                   45,334
            (Increase) in Prepaid Expenses                                               (1,624)                  (72,909)
            Increase in Accounts Payable                                              3,147,314                 2,787,248
            Increase (Decrease) in Accrued Expenses                                     833,376                  (246,900)
    Purchase of Temporary Investments                                                (3,682,996)                  (20,177)
    Proceeds From Sale of Temporary Investments                                       4,105,409                    19,951
                                                                                     ----------             -------------
                NET CASH FLOW PROVIDED (USED)
                BY OPERATING ACTIVITIES                                               4,766,068                (3,070,051)
                                                                                     ----------              ------------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of Equipment                                                              (303,244)                 (219,425)
    Bronco Bowl Renovations                                                          (4,039,808)               (1,983,864)
    Proceeds from Sale of Equipment                                                      67,183                     3,500
    (Increase) Decrease in Other Assets                                                (129,899)                  (43,461)
    Cash Proceeds from Sale of Discontinued Operations                                        -                   712,456
                                                                                 --------------             -------------

                NET CASH FLOW (USED) IN INVESTING
                   ACTIVITIES                                                        (4,405,768)               (1,530,794)
                                                                                     ----------              ------------

CASH FLOW FROM FINANCING ACTIVITIES
    Deferred Registration Costs                                                        (292,627)                 (107,358)
    Proceeds from Note Borrowings                                                       418,128                 1,444,334
    Repayments of Note Borrowings                                                      (208,557)                 (284,827)
    Repayments of Capital Lease Obligations                                              (3,181)                   (3,341)
    Distributions to Stockholders                                                      (328,172)                        -
    Sale of Common Stock                                                                      -                 3,722,500
    Changes in Stockholder Receivables                                                        -                  (110,081)
                                                                                 --------------              ------------

                NET CASH FLOW (USED) PROVIDED
                    BY FINANCING ACTIVITIES                                            (414,409)                4,661,227
                                                                                    -----------              ------------

                          The accompanying notes are an
            integral part of these consolidated financial statements
                                       F-6

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                     YEARS ENDED DECEMBER 31, 1995 AND 1996


                                                                      1995                      1996
                                                                  ------------            ----------------
NET (DECREASE) INCREASE IN CASH                                      (54,109)                   60,382

CASH AT THE BEGINNING OF THE PERIOD                                  118,292                    64,183
                                                                  ------------               -----------

CASH AT THE END OF THE PERIOD                                    $    64,183                $  124,565
                                                                  ============               ===========

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION
        Cash Paid During  the Year For:
            Interest Expense                                     $    48,096                $   63,425
                                                                  ============              ===========
            Income Taxes                                         $         -                $   50,057
                                                                  ============              ===========

SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

        Termination of "S" Corporation Status
            Increase in Payable to Stockholders and Affiliates   $         -                $  665,616
            Transfer of Retained Earnings to Paid-in-Capital               -                 1,553,720
            Reduction in Retained Earnings                                 -                (2,219,336)
        Reduction in Deferred Registration Costs                           -                   358,948
        Registration Costs Offset against Paid-in-Capital                  -                  (358,948)
        Increase in Capital Lease Obligations                        734,919                   634,625
        Assets Purchased through Capital Lease                      (734,919)                 (634,625)
                                                                  ------------              ----------
                                                                 $         -                $        -
                                                                  ============              ==========


















                          The accompanying notes are an
            integral part of these consolidated financial statements
                                       F-7

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1996


NOTE 1:         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    General

    Gibbs Construction, Inc. (the "Company"), is a full service, national commercial construction company located in Garland, Texas. The Company operates throughout the United States, providing construction services principally to national retail store chains.

    Subsidiary and Principles of Consolidation

    The consolidated financial statements include the accounts of Gibbs Construction, Inc. and its wholly owned subsidiary, Bronco Bowl Holding, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

    Temporary Investments

    The Company has entered into numerous account agreements with stockbrokers and participates in an active trading program in equity securities, listed on nationally recognized stock exchanges. The fair value for temporary investment securities are based on quoted market prices.

    Revenue Recognition

    Revenues from construction contracts are recognized on the percentage-of-completion method, measured by the percentage of total direct job costs incurred to date to estimated total direct job costs for each contract. This method is used because management considers expended direct job costs to be the best available measure of progress on contracts.

    Contract costs include all direct material, labor and sub-contract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repair costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 1995 AND 1996


NOTE 1:         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Revenue Recognition (Continued)

    The asset "costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability "billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

    Deferred Registration Costs

    The costs incurred by the Company associated with its public stock offering were deferred until the completion of the public offering in January 1996. The costs were offset against the proceeds from the public offering.

    Buildings and Equipment

    Depreciation of buildings and equipment is provided principally on the straight-line method using estimated useful lives ranging from five to twenty-five years.

    Major renewals and betterments are added to the property accounts while the cost of repairs and maintenance is charged to operating expenses in the period incurred. Cost of assets retired or otherwise disposed of and the applicable accumulated depreciation are removed from the accounts, and the resultant gain or loss, if any, is reflected in operations.

    Federal Income Taxes

    From May 31, 1992 to December 31, 1995, the Company elected to be taxed as an "S" corporation under the Internal Revenue Code; therefore, for that period the Company's stockholders were required to include in their personal tax returns the income and expenses of the Company and pay any applicable federal income taxes. As of May 31, 1992, the Company reflected a retained earnings balance of $212,975, which was subjected to federal income taxes when earned. The Company returned to the "C" Corporation status on December 31, 1995.

    The Company accounts for income taxes for the year ended December 31, 1996, pursuant to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 1995 AND 1996


NOTE 1:         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Pension and Employee Benefit Plans

    The Company has established a flexible benefits plan for its employees. The purpose of this plan is to provide eligible employees a choice between cash and specified welfare benefits.

    The Company has established a deferred contribution profit sharing plan (401(k) Plan), covering substantially all employees. This plan allows both the Company and eligible employees to contribute to the plan.

    No significant contributions were made to the plans by the Company in 1995 or 1996.

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

    Cash Flows

    The Company considers cash to be cash equivalents for purposes of preparing the statements of cash flows.


NOTE 2:         COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

    Excess costs and billings are as follows:

                                                             Years Ended December 31,
                                                        1995                      1996
                                                     ------------             ------------
        Costs Incurred on Uncompleted Contracts       $7,445,586               $17,451,069
        Estimated Earnings                             1,010,755                 1,612,101
                                                      ----------              ------------
                                                       8,456,341                19,063,170

        Less Billings to Date                          8,576,490                19,228,653
                                                      ----------               -----------

                                                     $  (120,149)              $  (165,483)
                                                     ===========              ============

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 1995 AND 1996


NOTE 2:         COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
                (Continued)

    The above amounts are included in the accompanying balance sheets as follows:

        Costs and Estimated Earnings in Excess of Billings
            on Uncompleted Contracts                                               $   294,472              $    976,681

        Billings in Excess of Costs and Estimated Earnings
            on Uncompleted Contracts                                                  (414,621)               (1,142,164)
                                                                                   -----------              ------------

                                                                                   $  (120,149)             $   (165,483)
                                                                                   ===========              ============


NOTE 3:         LAND, BUILDINGS AND EQUIPMENT

    Land, buildings and equipment are as follows:

                                                                                               December 31,
                                                                                 ---------------------------------------
                                                                                      1995                      1996
                                                                                 -------------              ------------

        Land                                                                       $    14,600               $    48,255
        Buildings and Improvements                                                     149,716                   227,214
        Vehicles and Trailers                                                          443,071                   464,866
        Construction Equipment                                                         208,043                   235,978
        Office Equipment and Furniture                                                  76,488                   108,067
        Under Renovation Facilities - Bronco Bowl
            Land                                                                       846,370                         -
            Building                                                                   303,630                         -
            Building Renovation                                                      5,187,314                         -
                                                                                    ----------             -------------

                                                                                     7,229,232                 1,084,380

                Less Accumulated Depreciation                                         (279,630)                 (387,744)
                                                                                    ----------                ----------

                   NET LAND, BUILDINGS AND EQUIPMENT                                $6,949,602                  $696,636
                                                                                    ==========                  ========


                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 1995 AND 1996


NOTE 4:         NOTES PAYABLE

    A summary of notes payable at December 31, 1995 and 1996, follows:


                                                                                         1995                   1996
                                                                                       --------              ---------
        10% note payable to an individual, unsecured,
            due January 17, 1997                                                      $ 150,000              $ 150,000
                                                                                      =========              =========


NOTE 5:         LONG-TERM DEBT

    A summary of long-term debt at December 31, 1995 and 1996, follows:

                                                                                        1995                   1996
                                                                                     ----------             ---------
        4.9% note payable to a credit corporation, payable in
            monthly installments of $546 including
            interest, due June 1, 1996, secured by equipment                          $       -                 $ 14,898

        9.9%note payable to a bank, payable in monthly
            installments of $466 including interest, due
            May 6, 1996, secured by vehicle                                               2,272                        -

        9.5%note   payable   to  a  credit   corporation,   payable  in  monthly
            installments of $653 including interest, due August 4, 1996,
            secured by vehicle                                                                -                   28,615

        9.65% note payable to a bank, payable in
            monthly installments of $807 including
            interest, due July 8, 1999, secured by vehicle                               29,789                   22,057

        9.9% note payable to a credit corporation, payable
            in installments of $469 including interest, due
            January 2, 2001, secured by vehicle                                          22,058                   18,579

        10.0%  note  payable  to  a  credit  corporation,   payable  in  monthly
            installments of $533 including interest, due August 30, 1999,
            secured by equipment                                                         19,915                   15,709

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 1995 AND 1996


NOTE 5:         LONG-TERM DEBT (Continued)

                                                                                        1995                   1996
                                                                                     ----------             ---------
        9.5% note payable to a credit corporation, payable in
            monthly installments of $628 including
            interest, due August 4, 1996, secured by vehicle                                 -                 31,632

        7.9%note   payable   to  a  credit   corporation,   payable  in  monthly
            installments of $579 including interest, due September 30, 1998,
            secured by vehicle                                                          17,137                      -

        6.9%note   payable   to  a  credit   corporation,   payable  in  monthly
            installments of $617 including interest, due March 15, 1997,
            secured by equipment                                                        11,317                  3,644
        7.25% to 8.75% notes payable to a bank,
            payable in installments of $2,618 including
            interest, due April 23, 1998, secured by
            vehicles and equipment                                                      60,278                 26,155

        Prime  plus  1%  (10%)  note  payable  to a  bank,  payable  in  monthly installments of $1,300 plus
            interest, due June 25, 1998, secured by real estate                        135,196                119,596

        16% note payable to a credit corporation, payable
            in monthly installments of $451 including interest,
            due June 13, 1996, secured by equipment                                      2,490                      -

        9.5% note payable to a credit corporation, payable
            in monthly installments of $633 including interest,
            due June 26, 2000, secured by vehicle                                       27,423                 22,038

        9.5% note payable to a credit corporation, payable
            in monthly installments of $648 including interest,
            due October 20, 2000, secured by vehicle                                    29,780                 24,175

        9.55% note payable to a bank,  payable in monthly  installments  of $428 including interest, due August 25, 1999, secured
            by vehicle                                                                  15,681                 11,365

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 1995 AND 1996


NOTE 5:         LONG-TERM DEBT (Continued)

                                                                                        1995                   1996
                                                                                     ----------             ---------
        9.5% note payable to a credit corporation, payable
            in monthly installments of $655 including interest,
            due January 15, 1999, secured by vehicle                                     21,356               14,768

        9.95% note payable to a credit corporation, payable
            in monthly installments of $643 including interest,
            due December 1, 2000, secured by vehicle                                     29,498               24,504

        12% note payable to the Texas State Treasurer, payable
            in monthly installments of $25,000 including
            interest, due December 24, 1998                                                   -              527,196

        10.0% note payable to a credit corporation, payable in
            monthly installments of $1,010 including interest,
            due July 15, 1998, secured by equipment                                      27,444               17,609

        10.0% note payable to a credit corporation, payable
            in monthly installments of $762 including interest,
            due September 1, 1998, secured by equipment                                  22,382               15,157
                                                                                     ----------             ---------

                                                                                        474,016              937,697

                Less Current Installments                                               122,081              374,443
                                                                                      ---------             ---------

                                                                                       $351,935             $563,254
                                                                                       ========             =========

    Aggregate maturities of long-term debt for the five years ending December 31, 2001, are as follows:


                           1997                                 $374,443
                           1998                                  372,520
                           1999                                   83,615
                           2000                                   44,048
                           2001                                   21,476
                        Thereafter                                41,595
                                                                --------
                                                                $937,697
                                                                ========

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 1995 AND 1996


NOTE 6:         LEASE OBLIGATIONS

    The Company leases equipment under operating leases that expire over the next three years. The following is a schedule by year of future minimum rental payments required under these operating leases as of December 31, 1996:

                        1997                             12,183
                        1998                             12,183
                        1999                              4,061
                                                       --------

                                                        $28,427
                                                       ========

    For the years ended December 31, 1995 and 1996, the lease payments aggregated $23,592 and $13,583, respectively.

NOTE 7:         MAJOR CUSTOMERS AND RISK CONCENTRATION

    In 1996, the Company derived approximately 63% of its revenue from five (5) customers while in 1995, the Company derived substantially all construction revenues from seven (7) customers.

    The Company grants credit, generally without collateral, to its customers, which are located primarily within the forty-eight contiguous United States. Management believes that it's contract acceptance, billing and collection policies are adequate to minimize potential credit risks.

    At December 31, 1995 and 1996, the Company had deposits aggregating $510,096 and $595,335, respectively with a bank. Such deposits exceed the Federal Deposit Insurance Corporation's insurance coverage.

    The carrying amounts of notes payable, long term debt, and capital lease obligations approximate their fair values.


NOTE 8:         CONTINGENCIES

    The Company has entered into guarantee arrangements on contracts in the ordinary course of business. The guarantee period is generally one year. Cost of repairs on guarantee arrangements cannot be reasonably estimated. Warranty costs incurred for the years ended December 31, 1995 and 1996, were $20,143 and $14,343, respectively.

    The Company is a defendant in various legal proceedings arising in connection with its business. In management's opinion the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 1995 AND 1996


NOTE 9:         TEMPORARY INVESTMENTS

    The Company participates in trading publicly traded equity securities. At December 31, 1995 and 1996, the temporary investment securities were as follows:

                                                                        Gross             Gross
                                                                      Unrealized        Unrealized            Fair
           Balance Sheet Date                          Cost             Gains             Losses              Value
      --------------------------                    ----------      --------------     ------------          ---------
        December 31, 1995                             $30,000       $          -          $ 5,817             $24,183

        December 31, 1996                             $21,217       $          -          $19,713             $ 1,504

    The gross unrealized gains and losses, set forth above, have been included in the applicable statement of operations.

NOTE 10:        DISCONTINUED OPERATIONS

    In July 1996, Gibbs Construction, Inc. sold substantially all of the assets of its subsidiary, Bronco Bowl Holding, Inc. to a third party resulting in a loss on sale of discontinued operations of $5,277,103 before income tax benefit of $1,794,000. The sale included assumptions by the buyer of $1,350,000 of debt and $1,300,000 of liability relating to capital leases. The major stockholders and the Company are the ultimate guarantors on the liability related to the capital leases. Loss from discontinued operations aggregated $1,802,114 before income tax benefit of $616,000.


NOTE 11:        ACCRUED EXPENSES

    Accrued Expenses were comprised of the following at December 31, 1995 and 1996:

                                                 1995                1996
                                             ----------            --------


        Sales Tax                            $1,388,878            $583,504
        Salaries                                 49,940              68,299
        State Taxes                             155,000              49,244
        Other                                    36,905              18,702
                                            -----------            --------

                                             $1,630,723            $719,749
                                            ===========            ========

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 1995 AND 1996


NOTE 12:        INCOME TAXES

    Total income tax benefit (expense) is less than the amount computed by multiplying earnings before income taxes by the statutory Federal income tax rate. The reason for these differences and the related tax effects are:

                                                                   1996
                                                              -----------
            Tax (Expense) at Statutory Rates (34%)             $(285,390)
            Differences Resulting From Nondeductible
                Expenses and Other                                (7,610)
                                                              -----------
                TOTAL INCOME TAX (EXPENSE)                     $(293,000)
                                                              ===========

    The Company's total deferred tax assets, deferred tax liabilities, and deferred tax asset valuation allowances at December 31, 1996, are as follows:

            Total Deferred Tax Assets                        $ 2,410,000
            Less Valuation Allowance                                   -
                                                              ----------
                                                             $ 2,410,000
            Total Deferred Tax Liabilities                      (327,260)
                                                              ----------
                Net Deferred Tax Asset                       $ 2,082,740
                                                             ===========

    The deferred tax assets have been recorded based on a net operating loss carryforward from sale of discontinued operations and loss from discontinued operations. Management does not deem a valuation necessary due to expected profits in future years.

    Those amounts have been presented in the Company's financial statements as follows:

                                                    Current         Noncurrent
                                                 -----------        -----------
            Deferred tax asset                     $510,000         $1,900,000
            Deferred tax liability                        -           (327,260)
                                                 -----------         ----------

                Net deferred tax asset             $510,000         $1,572,740
                                                   ========         ==========

    For book and tax return purposes, the Company has approximately $5,880,000 and $6,183,000, respectively, of net operating loss carryforwards as of December 31, 1996, which expire beginning 2011.

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 1995 AND 1996


NOTE 13:        STOCK OPTIONS PLANS

    In September, 1995, the Company established the "1995 Incentive Stock Option Plan" (the "Plan") to encourage ownership in the Company's common stock by certain officers, directors, employees and advisors. The Company has reserved two hundred thousand (200,000) authorized but unissued shares of common stock, $.01 par value for issuance in connection with its plan. The Plan will be administered by the Compensation Committee appointed by the Board of Directors. In making any determination as to persons to whom Options shall be granted and as to the number of shares to be covered by such Options, the Compensation Committee shall take into account the duties and responsibilities of the respective officers, directors, employees, or advisors, their current and potential contributions to the success of the Company and such other factors as the Compensation Committee shall deem relevant in connection with accomplishing the purpose of the Plan. No options have been granted under the Plan as of December 31, 1995.

    In September 1995, the Company established the "Outside Directors Stock Option Plan" (the "Directors Plan") which is to provide incentives for Directors to promote the success of the Company and to remain as Outside Directors. The Company has reserved fifty thousand (50,000) authorized but unissued shares of common stock, $.01 par value for purposes of the Directors Plan. The Directors Plan will be administrated by the Stock Option Committee ("Options Committee") appointed by the Board of Directors. In making any determination as to Outside Directors to whom Options shall be granted, and as to the number of shares to be covered by such Options, the Options Committee shall take into account the duties and responsibilities of the respective Outside Directors, their current and potential contributions to the success of the Company, the time devoted by such Outside Directors to matters pertaining to the Company, and such other factors as the Options Committee shall deem relevant in connection with accomplishing the purpose of the Plan. No options have been granted under the Directors Plan as of December 31, 1995.

    In September 1995, the Company entered into a warrant agreement with its financial consultant which allows the purchase of 150,000 authorized and unissued shares of common stock, $.01 par value at a price equal to 120% of the public offering price, exercisable for a four year (4) period commencing one year from the effective date of the public offering.

    The Company has entered into the following financial consulting agreement:

        - $12,000 annual fee, payable in monthly installments plus out of pocket expenses.

        -   Two year period from date of execution of agreement.

        -   Consulting services will include:

            a. Shareholder relations, including preparation of annual reports and news releases.

            b.  Long-term financing planning.

            c.  Capital structure, acquisitions and expansion.

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 1995 AND 1996


NOTE 13:        STOCK OPTIONS PLANS (Continued)

    The Company has previously issued warrants to purchase 30,000 shares of common stock, exercisable prior to December 31, 2000 to Can Am Capital, LLC. The purchase price of these shares is $5.00.


NOTE 14:        PUBLIC OFFERING

    On January 12, 1996, the Company completed its public offering and sold 1,000,000 shares of its common stock. Net proceeds to the Company were $3,722,500.


NOTE 15:        BUSINESS SEGMENT REPORTING

    The Company has three (3) primary business segments which are:

        - Construction

        - Securities Trading

        - Entertainment Facility

    The following summarizes the operation by business segment:

                                                            Year Ended
                                                           December 31,
                                                  ------------------------------
                                                      1995              1996
                                                  ------------      ------------

        REVENUES
            Construction                          $33,336,120       $47,438,930
            Securities Trading                       $446,596          $(22,906)
            Entertainment Facility                          -                 -

        OPERATING PROFIT (LOSS)
            Construction                           $3,458,626        $2,490,249
            Securities Trading                       $446,596          $(22,906)
            Entertainment Facility                  $(584,173)                -

        CAPITAL EXPENDITURES
            Construction                             $303,244          $219,425
            Securities Trading                              -                 -
            Entertainment Facility                 $4,774,727        $1,983,864

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 1995 AND 1996


NOTE 15:        BUSINESS SEGMENT REPORTING (Continued)

        DEPRECIATION
            Construction                             $113,790          $147,534
            Securities Trading                              -                 -
            Entertainment Facility                          -          $373,222

        IDENTIFIABLE ASSETS
            Construction                           $4,989,837       $12,731,523
            Securities Trading                        $24,183            $1,503
            Entertainment Facility                 $6,402,089                 -


NOTE 16:        QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        Income (Loss) Before            Net Income              Net Income
            1996                  Revenues                   Income Taxes                (Loss)                 Per Share
        ----------             -------------           ---------------------         -------------             ----------

        December               $ 15,532,920                     $  (149,455)           $  (99,652)                  $(.03)
        September                16,078,943                       1,201,638               787,689                     .23
        June                      9,022,323                         (31,052)              (19,288)                   (.01)
        March                     6,804,744                        (243,852)             (160,942)                   (.04)


            1995
        ----------

        December                $ 8,580,897                     $   407,597            $  407,597                    $.14
        September                10,002,025                       1,028,705             1,028,705                     .34
        June                      9,465,633                         846,596               846,596                     .28
        March                     5,287,565                         130,437               130,437                     .04

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Gibbs Construction, Inc.

                                          By:      /s/ Danny R. Gibbs
                                                   -----------------------------
                                                   Danny R. Gibbs, President and
                                                   Chief Financial Officer

                                          Date:    March 31, 1997

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                 Date


/s/ Danny R. Gibbs                       Director              March  31, 1997
------------------------------------
Danny R. Gibbs


/s/ Tony G. Gibbs                        Director              March 31, 1997
------------------------------------
Tony G. Gibbs


                  *                      Director              March 31, 1997
------------------------------------
Dennis T. Mitchell


                                         Director              March 31, 1997
------------------------------------
Elliot R. Simon



* By:    Danny R. Gibbs
As Attorney-in-Fact


         /s/ Danny R. Gibbs
Danny R. Gibbs