Form 10-Q
period 1997-03-31
GIBBS CONSTRUCTION INC
filed 1997-05-14
CIK 1001463

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number 0-9352

                            Gibbs Construction, Inc.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Texas                                               75-2095676
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization                               Identification No.)

 1855 Wall Street, Garland, TX                                    75041
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (972) 278-3433
-------------------------------------------------------------------------------
                         (Registrant's telephone number)

-------------------------------------        ----------------------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                  March 31,          December 31,
                                                                                   1997                1996
                                                                               -----------------------------------
                                                                                (Unaudited)

CURRENT ASSETS
    Cash                                                                      $      2,447          $    124,565
    Temporary Investments                                                              963                 1,503
    Accounts Receivable
        Trade                                                                    5,018,982             8,596,282
        Costs and Estimated Earnings in Excess of
            Billings on Uncompleted Contracts                                      803,687               976,681
    Prepaid Expenses                                                                19,376                19,376
    Deferred Tax Asset                                                             510,000               510,000
                                                                               -----------         -------------

            TOTAL CURRENT ASSETS                                                 6,355,455            10,228,407
                                                                               -----------          ------------

LAND, BUILDINGS AND EQUIPMENT                                                    1,093,172             1,084,380
        Less Accumulated Depreciation                                             (423,743)             (387,744)
                                                                               -----------          ------------

            NET LAND, BUILDINGS AND EQUIPMENT                                      669,429               696,636
                                                                               -----------          ------------


OTHER ASSETS
    Other Assets                                                                     2,454                 2,454
    Receivables From Affiliates and Employees                                      151,265               232,789
    Deferred Tax Asset                                                           1,618,640             1,572,740
                                                                               -----------          ------------

            TOTAL OTHER ASSETS                                                   1,772,359             1,807,983
                                                                               -----------          ------------

            TOTAL ASSETS                                                       $ 8,797,243           $12,733,026
                                                                               ===========           ===========






                                   (Continued)
                                       F-1

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  March 31,          December 31,
                                                                                   1997                1996
                                                                                ----------------------------------
                                                                                (Unaudited)

CURRENT LIABILITIES
    Cash Overdraft                                                            $     28,634       $             -
    Notes Payable                                                                  195,000               150,000
    Current Installments of Long-Term Debt                                         378,243               374,443
    Accounts Payable                                                             4,397,072             8,047,940
    Accrued Expenses                                                               688,497               719,749
    Billings in Excess of Costs and Estimated Earnings on
        Uncompleted Contracts                                                      993,775             1,142,164
    Payable to Stockholders                                                        406,055               406,055
                                                                              ------------         -------------

            TOTAL CURRENT LIABILITIES                                            7,087,276            10,840,351

LONG-TERM DEBT - Excluding Current Installments                                    469,640               563,254
                                                                               -----------         -------------

            TOTAL LIABILITIES                                                    7,556,916            11,403,605
                                                                               -----------          ------------

STOCKHOLDERS' EQUITY
    Common Stock of $.01 Par Value.  Authorized 7,500,000
        Shares; Issued and Outstanding 4,000,000
        Shares, respectively                                                        40,000                40,000
    Paid-In-Capital                                                              4,907,272             4,907,272
    Retained (Deficit)                                                          (3,706,945)           (3,617,851)
                                                                               -----------          ------------

            TOTAL STOCKHOLDERS' EQUITY                                           1,240,327             1,329,421
                                                                               -----------          ------------

            TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                                           $ 8,797,243           $12,733,026
                                                                               ===========           ===========







                    The accompanying note is an integral part
                   of these consolidated financial statements
                                       F-2

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                          For the Three Months Ended
                                                                                                   March 31,
                                                                                   ------------------------------------
                                                                                        1997                      1996
                                                                                   -------------             ----------

CONSTRUCTION REVENUES                                                               $8,693,918                $6,804,744

COST OF CONSTRUCTION                                                                (8,481,834)               (6,493,759)
                                                                                    ----------                ----------

    NET CONSTRUCTION REVENUES                                                          212,084                   310,985
                                                                                   -----------                ----------

BRONCO BOWL REVENUES                                                                         -                   908,602

BRONCO BOWL OPERATING EXPENSES                                                               -                 1,855,824
                                                                                --------------               -----------

    NET BRONCO BOWL EXPENSES                                                                 -                  (947,222)
                                                                                --------------               -----------

            GROSS PROFIT (LOSS)                                                        212,084                  (636,237)

GENERAL AND ADMINISTRATIVE EXPENSES                                                    327,415                   557,481
                                                                                   -----------               -----------

            (LOSS) BEFORE OTHER INCOME (EXPENSE)                                      (115,331)               (1,193,718)

OTHER INCOME (EXPENSE)
    (Loss) on Temporary Investments Transactions                                          (540)                        -
    Interest Income                                                                         64                         -
    Interest Expense, net of capitalized interest of $36,635
        at March 31, 1996                                                              (25,455)                  (33,533)
    Other                                                                                6,268                         -
                                                                                  ------------             -------------

            (LOSS) BEFORE INCOME TAXES                                                (134,994)               (1,227,251)

INCOME TAX BENEFIT                                                                      45,900                   402,171
                                                                                   -----------                ----------

NET (LOSS)                                                                         $   (89,094)                $(825,080)
                                                                                   ===========                 =========

(LOSS) PER SHARE                                                                 $       (0.02)             $      (0.21)
                                                                                 =============              ============

WEIGHTED AVERAGE NUMBER OF SHARES                                                    4,000,000                 4,000,000
                                                                                     =========                 =========


                    The accompanying note is an integral part
                   of these consolidated financial statements
                                   (Continued)
                                       F-3

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                      Common Stock
                                                 ---------------------
                                                                                              Retained
                                                   Number                   Paid-In           Earnings
                                                 of Shares      Amount      Capital          (Deficit)           Total
--------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995                       3,000,000     $30,000  $           -       $ 2,724,319         $2,754,319

    Sale of Common Shares -
        January, 1996                            1,000,000      10,000      3,712,500                 -          3,722,500

    Registration Costs, net of
        applicable tax effect                            -           -       (358,948)                -           (358,948)

    "S" Corporation Status Termination                   -           -      1,553,720        (2,219,336)          (665,616)

    1996 Net Loss                                        -           -              -        (4,122,834)        (4,122,834)
                                             ------------- ----------- --------------       -----------         ----------


BALANCE, DECEMBER 31, 1996                       4,000,000     $40,000     $4,907,272       $(3,617,851)         $1,329,421

    1997 Net Loss (Unaudited)                            -           -              -           (89,094)           (89,094)
                                             -------------  ---------- --------------      ------------        -----------

BALANCE, MARCH 31, 1997                          4,000,000    $40,000      $4,907,272       $(3,706,945)        $1,240,327
                                             =============  ==========     ==========       ===========         ==========
    (Unaudited)





















                    The accompanying note is an integral part
                   of these consolidated financial statements
                                       F-4

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                  ----------------------------------------
                                                                                       1997                       1996
                                                                                  ----------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES
    Net (Loss)                                                                      $   (89,094)              $  (825,080)
    Adjustments to Reconcile Net Income to Net Cash
        From Operating Activities
            Depreciation                                                                 35,999                   194,395
            Loss on Temporary Investments Transactions                                      540                         -
            Deferred Taxes                                                              (45,900)                 (402,171)
    Changes in Current Assets and Liabilities
            (Increase) Decrease in Accounts Receivable                                3,577,300                  (101,181)
            Decrease in Billings Related to Cost
                and Earnings on Uncompleted Contracts                                    24,605                   109,500
            (Increase) in Inventories                                                         -                  (109,104)
            (Increase) in Prepaid Expenses                                                    -                    (8,360)
            (Decrease) in Accounts Payable                                           (3,650,868)                 (694,285)
            (Decrease) in Accrued Expenses                                              (31,252)                   (8,176)
                                                                                    -----------              ------------

                NET CASH FLOW (USED) BY
                   OPERATING ACTIVITIES                                                (178,670)               (1,844,462)
                                                                                     ----------               -----------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of Equipment                                                                (8,792)                 (105,134)
    Bronco Bowl Renovations                                                                   -                (1,807,628)
    Decrease in Other Assets                                                             81,524                     3,057
                                                                                    -----------              ------------

                NET CASH FLOW PROVIDED (USED)
                   IN INVESTING ACTIVITIES                                               72,732                (1,909,705)
                                                                                    -----------               -----------

CASH FLOW FROM FINANCING ACTIVITIES
    Deferred Registration Costs                                                               -                  (127,358)
    Proceeds from Note Borrowings                                                        70,000                         -
    Repayments of Note Borrowings                                                      (114,814)                  (25,743)
    Repayments of Capital Lease Obligations                                                   -                   (33,614)
    Sale of Common Stock                                                                      -                 3,722,500
                                                                                  -------------               -----------

                NET CASH FLOW PROVIDED (USED) BY
                   FINANCING ACTIVITIES                                                 (44,814)                3,535,785
                                                                                    -----------               -----------



                    The accompanying note is an integral part
                   of these consolidated financial statements
                                   (Continued)
                                       F-5

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                   --------------------------------------
                                                                                        1997                       1996
                                                                                   --------------------------------------

NET (DECREASE) IN CASH                                                               $ (150,752)                $(218,382)

CASH AT THE BEGINNING OF THE PERIOD                                                     124,565                    64,183
                                                                                     ----------                 ---------

CASH AT THE END OF THE PERIOD                                                        $  (26,187)                $(154,199)
                                                                                     ==========                 =========

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION
        Cash Paid During  the Year For:
            Interest Expense                                                         $   29,945                   $70,168
                                                                                     ==========                   =======

SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

        Increase in Receivables From Affiliates and Employees                     $           -               $ 1,115,262
        Termination of "S" Corporation Status                                                 -                (1,115,262)
        Increase in Capital Lease Obligations                                                 -                   634,625
        Assets Purchased through Capital Lease                                                -                  (634,625)
        Reduction in Deferred Registration Costs                                              -                   326,151
        Registration Costs Offset Against Paid-in-Capital                                     -                  (326,151)
        Transfer of Retained Earnings to Paid-in-Capital                                      -                 1,396,082
        Increase in Paid-in-Capital                                                           -                (1,396,082)
                                                                                  -------------               -----------

                                                                                  $                          $
                                                                                  =============               ===========















                    The accompanying note is an integral part
                   of these consolidated financial statements
                                       F-6

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1997 AND 1996




NOTE 1:         BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Gibbs Construction, Inc. for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Item 2.  Management's Discussion and Analysis of Operations.

    Revenues increased in the first quarter of 1997 to $8,693,918 from $6,804,897 in the first quarter of 1996, an increase of approximately 28%. Gross profits for the 1997 quarter, however, were $212,084 compared to $310,985 in the earlier period. Although the gross margins for the first quarter of 1997 were lower than those from the first quarter of 1996, 2.4% compared to 4.6%, gross margins improved from the fourth quarter of 1996 from 1.1%.

    The first quarter's revenues are traditionally the Company's lowest revenues for any fiscal quarter during the fiscal year reflecting less construction during the winter months. The increase in revenues in the first quarter of 1997 compared to the first quarter of 1996 reflects a larger number of clients. The lower margins reflects the low margins on jobs performed for one client, most of which were completed early in the quarter. After completing the jobs for which the Company contracted with this firm, the Company quit bidding on these jobs.

    The effect of reduced gross margins was that the Company incurred a loss of about $90,000 or $0.02 per share for the first quarter of 1997. The loss for the first quarter of 1996, was, however, $825,000, or $0.21 per share, reflecting primarily the losses associated with operation of the Bronco Bowl.

    In the first quarter of 1997 selling, general and administrative costs declined, to $327,145 from $557,481, compared to the same quarter a year earlier. The earlier quarter reflected overhead expenses incurred during the startup and operation of the Bronco Bowl. Selling, general and administrative expenses, however, increased slightly, however, from $317,981 in the fourth quarter of 1996. This small increase reflects the costs incurred in the Company's first fiscal quarter for compliance activities associated with being a publicly held Company.

Liquidity and Capital Resources

    The Company's working capital ratio declined somewhat in the first quarter of 1997, to 0.90, compared to 0.94 at December 31, 1996. Net cash flow from operating activities decreased by approximately $179,000 during the first quarter. Management of the Company remains confident that it possesses the capital resources to finance the increased operations that commonly follow the first quarter of the fiscal year and continuation of its recovery from the Bronco Bowl.


                                     PART II

None

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 Gibbs Construction, Inc.

May 13, 1997                                     /s/ Danny R. Gibbs
                                                 ------------------
                                                 Danny R. Gibbs, President and
                                                 Principal Financial Officer