Form 10-Q
period 1997-06-30
GIBBS CONSTRUCTION INC
filed 1997-08-12
CIK 1001463

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1997

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number 0-9352

                            Gibbs Construction, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Texas                                                  75-2095676
-------------------------------                             --------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                               Identification No.)

    1855 Wall Street, Garland, TX                                   75041
----------------------------------------                    --------------------
(Address of principal executive offices)                         (Zip Code)

                                 (972) 278-3433
--------------------------------------------------------------------------------
                         (Registrant's telephone number)

--------------------------------------        ----------------------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                              June 30,        December 31,
                                                                               1997              1996
                                                                            ------------      ------------
                                                                             (Unaudited)
CURRENT ASSETS
    Cash                                                                    $   181,299        $  124,565
    Temporary Investments                                                       105,998             1,503
    Accounts Receivable
       Trade                                                                  4,958,141         8,596,282
       Costs and Estimated Earnings in Excess of
         Billings on Uncompleted Contracts                                      621,977           976,681
    Prepaid Expenses                                                             19,376            19,376
    Deferred Tax Asset                                                          510,000           510,000
                                                                            -----------       -----------

             TOTAL CURRENT ASSETS                                             6,396,791        10,228,407
                                                                             ----------        ----------

LAND, BUILDINGS AND EQUIPMENT                                                 1,100,523         1,084,380
       Less Accumulated Depreciation                                           (456,935)         (387,744)
                                                                             -----------       ----------

             NET LAND, BUILDINGS AND EQUIPMENT                                  643,588           696,636
                                                                            -----------       -----------

OTHER ASSETS
    Other Assets                                                                  2,454             2,454
    Receivables From Affiliates and Employees                                   198,217           232,789
    Deferred Tax Asset                                                        1,587,240         1,572,740
                                                                             ----------       -----------

             TOTAL OTHER ASSETS                                               1,787,911         1,807,983
                                                                             ----------       -----------

             TOTAL ASSETS
                                                                             $8,828,290       $12,733,026
                                                                             ==========       ===========







                                   (Continued)
                                       F-1

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              June 30,        December 31,
                                                                                1997             1996
                                                                            ------------     -------------
                                                                             (Unaudited)
CURRENT LIABILITIES
    Notes Payable                                                           $   240,000      $    150,000
    Current Installments of Long-Term Debt                                      347,016           374,443
    Accounts Payable                                                          4,501,249         8,047,940
    Accrued Expenses                                                            281,366           347,749
    Billings in Excess of Costs and Estimated Earnings
       on Uncompleted Contracts                                                 952,355         1,142,164
                                                                             ----------      ------------

         TOTAL CURRENT LIABILITIES                                            6,321,986        10,062,296

OTHER LONG-TERM LIABILITIES                                                     776,055           778,055

LONG-TERM DEBT - Excluding Current Installments                                 428,934           563,254
                                                                             ----------     -------------

         TOTAL LIABILITIES                                                    7,526,975        11,403,605
                                                                             ----------      ------------

STOCKHOLDERS' EQUITY
    Common Stock of $.01 Par Value.  Authorized 7,500,000
       Shares; Issued and Outstanding 4,000,000 Shares                           40,000            40,000
    Paid-In-Capital                                                           4,907,272         4,907,272
    Retained (Deficit)                                                       (3,645,957)       (3,617,851)
                                                                             ----------      ------------

         TOTAL STOCKHOLDERS' EQUITY                                           1,301,315         1,329,421
                                                                             ----------      ------------

         TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                                             $8,828,290      $12,733,026
                                                                              ==========      ===========















                   The accompanying notes are an integral part of these consolidated financial statements
                                       F-2

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS AND OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended June 30,        Six Months Ended June 30,
                                                   ---------------------------     -------------------------------
                                                     1997              1996             1997              1996
                                                 -------------     -------------   --------------    -------------

CONSTRUCTION REVENUES                            $  9,373,868     $   9,022,323    $  18,067,786     $  15,827,067

COST OF CONSTRUCTION                                8,912,538         8,608,092       17,394,372        15,101,851
                                                   ----------       -----------      -----------       -----------

       GROSS PROFIT                                   461,330           414,231          673,414           725,216
                                                   ----------       -----------      -----------       -----------

GENERAL AND ADMINISTRATIVE
   EXPENSES                                           349,841           357,908          677,256           915,389
                                                   ----------       -----------      -----------       -----------

       INCOME (LOSS) BEFORE OTHER
         INCOME (EXPENSE)                             111,489            56,323           (3,842)         (190,173)

OTHER INCOME (EXPENSE)
   Gain on Disposal of Equipment                        9,140                 -            9,140                 -
   (Loss) on Temporary Investments Transactions             -                 -             (540)                -
   Interest Income                                          -             5,000               64             5,000
   Interest Expense                                   (29,130)          (30,272)         (54,585)          (27,627)
   Other                                                  889                 -            7,157                 -
                                                   ----------       -----------      -----------       -----------

       INCOME (LOSS) BEFORE
         INCOME TAXES                                  92,388            31,051          (42,606)         (212,800)

INCOME TAX (EXPENSE) BENEFIT                          (31,400)          (11,763)          14,500            69,948
                                                   ----------       -----------      -----------       -----------

       INCOME (LOSS) FROM
         CONTINUING OPERATIONS                         60,988            19,288          (28,106)         (142,852)
                                                   ----------       -----------      -----------       -----------

DISCONTINUED OPERATIONS
   (Loss) From Operations Of
       Discontinued Subsidiary                              -          (525,536)               -        (1,174,580)

   (Loss) On Disposal of Subsidiary                         -        (3,483,103)               -        (3,483,103)
                                                   ----------       -----------      -----------       -----------

       NET INCOME (LOSS)                         $     60,988     $  (3,989,351)   $     (28,106)    $  (4,800,535)
                                                  ===========       ===========      ===========       ===========

INCOME (LOSS) PER SHARE
   Continued Operations                          $        .01     $         .00    $        (.01)    $        (.04)
   Discontinued Operations                                  -              (.99)               -             (1.16)
                                                  -----------       -----------      -----------       -----------
                                                 $        .01     $        (.99)   $        (.01)    $       (1.20)
                                                  ===========       ===========      ===========       ===========

WEIGHTED AVERAGE
   NUMBER OF SHARES                                 4,000,000         4,000,000        4,000,000         4,000,000
                                                   ==========       ===========      ===========       ===========


                   The accompanying notes are an integral part of these consolidated financial statements

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                      Common Stock
                                                 ---------------------                        Retained
                                                   Number                   Paid-In           Earnings
                                                 of Shares      Amount      Capital          (Deficit)             Total
                                                 ---------     -------    -----------       -----------         ----------

BALANCE, DECEMBER 31, 1995                       3,000,000     $30,000    $         -       $ 2,724,319         $2,754,319

    Sale of Common Shares -
        January 1996                             1,000,000      10,000      3,712,500                 -          3,722,500

    Registration Costs, net of
        applicable tax effect                            -           -       (358,948)                -           (358,948)

    "S" Corporation Status Termination                   -           -      1,553,720        (2,219,336)          (665,616)

    1996 Net Loss                                        -           -             -         (4,122,834)        (4,122,834)
                                                 ---------     -------    -----------       -----------         ----------


BALANCE, DECEMBER 31, 1996                       4,000,000      40,000     4,907,272         (3,617,851)         1,329,421

    1997 Net Loss (Unaudited)                            -           -             -            (28,106)           (28,106)
                                                 ---------     --------   -----------       -----------         ----------


BALANCE, JUNE 30, 1997
    (Unaudited)                                  4,000,000     $40,000    $4,907,272        $(3,645,957)        $1,301,315
                                                 =========     =======    ===========       ===========         ==========
























                   The accompanying notes are an integral part of these consolidated financial statements
                                       F-4

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended June 30,             Six Months Ended
                                                           ---------------------------        ---------------------------
                                                              1997            1996               1997            1996
                                                           ----------     ------------        ----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES
    Net Income (Loss)                                       $ 60,988      $(3,989,351)       $  (28,106)      $(4,800,535)
    Adjustments to Reconcile Net Income (Loss)
        to Net Cash From Operating Activities
            Loss from Discontinued Operations                      -        4,657,683                 -         4,657,683
            Depreciation                                      38,321          248,522            74,320           442,917
            (Gain) on Disposal of Equipment                   (9,140)               -            (9,140)                -
            Loss on Temporary
              Investments Transactions                             -                -               540                 -
            Deferred Taxes                                    31,400       (2,052,881)          (14,500)       (2,468,948)
    Changes in Current Assets and Liabilities
        Decrease (Increase) in Accounts Receivable            13,889       (2,690,795)        3,672,713        (2,791,976)
        Decrease in Billings Related to Cost and
            Earnings on Uncompleted Contracts                140,290          979,524           164,895         1,089,024
        (Increase) Decrease in Inventories                         -           25,318                 -           (83,786)
        (Increase) in Prepaid Expenses                             -          (50,661)                -           (59,021)
        Increase (Decrease) in Accounts Payable              104,177          926,364        (3,546,691)          232,078
        (Decrease) Increase in Accrued Expenses              (35,131)         (49,932)          (66,383)          (58,108)
    Purchase of Temporary Investments                       (105,035)               -          (105,035)                -
                                                           ----------     ------------        ----------      -----------

            NET CASH FLOW PROVIDED (USED)
               BY OPERATING ACTIVITIES                       239,759       (1,996,209)          142,613        (3,840,672)
                                                           ----------     ------------        ----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES

    Purchase of Equipment                                    (34,276)        (220,695)          (43,068)       (2,133,457)
    Proceeds from Disposal of Equipment                       30,936                -            30,936                 -
    Proceeds from Sale of Discontinued Subsidiary                  -          712,456                 -           712,456
    (Increase) in Other Assets                                     -          (78,757)                -           (75,699)
                                                           ----------     -----------         ----------      -----------

            NET CASH FLOW (USED) IN
               INVESTING ACTIVITIES                           (3,340)         413,004           (12,132)       (1,496,700)
                                                           ----------     -----------         ----------      -----------













                   The accompanying notes are an integral part of these consolidated financial statements
                                       F-5

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                          Three Months Ended June 30,            Six Months Ended
                                                          ---------------------------     -----------------------------
                                                               1997          1996             1997              1996
                                                          -------------  ------------     -----------      ------------
CASH FLOW FROM FINANCING ACTIVITIES
    Deferred Registration Costs                            $         -    $         -    $         -       $  (127,358)
    Proceeds from Notes Borrowings                              97,277      1,368,234        167,277         1,368,234
    Repayments of Notes Borrowings                            (124,210)       (47,953)      (239,024)          (73,696)
    Repayments of Capital Lease Obligations                          -         30,273             -             (3,341)
    Changes in Stockholder Receivables                          (2,000)             -         (2,000)                -
    Sale of Common Stock                                             -              -              -         3,722,500
                                                          -------------  ------------     -----------      ------------

            NET CASH FLOW PROVIDED (USED)
              BY FINANCING ACTIVITIES                          (28,933)     1,350,554        (73,747)        4,886,339
                                                          -------------  ------------     -----------      ------------

NET INCREASE (DECREASE) IN CASH                                207,486       (232,651)        56,734          (451,033)
                                                          -------------  ------------     -----------      ------------

CASH AT THE BEGINNING OF
    THE PERIOD                                                 (26,187)      (154,199)       124,565            64,183
                                                          -------------  ------------     -----------      ------------

CASH AT THE END OF THE PERIOD                                 $181,299    $  (386,850)   $   181,299       $  (386,850)
                                                          =============  ============     ===========      ============

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION
        Cash Paid During the Year For:
            Interest Expense                               $    24,640    $    53,504    $    54,585       $   149,494
                                                          =============  ============     ===========      ============

SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING
    ACTIVITIES:

        Increase in Receivables From
            Affiliates and Employees                       $         -    $         -    $         -       $ 1,115,262
        Termination of "S" Corporation Status                        -              -              -        (1,115,262)
        Increase in Capital Lease Obligations                        -              -              -           634,625
        Assets Purchased Through Capital Lease                       -              -              -          (634,625)
        Reduction in Deferred Registration Costs                     -              -              -           326,151
        Registration Costs Offset Against
            Paid-in-Capital                                          -              -              -          (326,151)
        Transfer of Retained Earnings to
            Paid-in-Capital                                          -              -              -         1,396,082
        Interest in Paid-in-Capital                                  -              -              -        (1,396,082)
                                                          -------------  ------------     -----------      -----------

                                                           $         -    $         -    $         -       $         -
                                                          =============  ============     ===========      ============




                   The accompanying notes are an integral part of these consolidated financial statements
                                       F-7

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1997 AND 1996


Note 1:     BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Gibbs Construction, Inc. for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Item 2. Management's Discussion and Analysis of Operations.

Revenues for the six months ended June 30, 1997, were $18,067,786, a 14% increase over the $15,827,067 in the comparable period of 1996. This increase reflects the registrant's additional client base, an expansion begun several months earlier. Although revenues increased for the 1997 period compared to the 1996 period, gross margins declined to 3.7% in the 1997 period from 4.6% in the 1996 period. The decline in gross margins in 1997 principally reflects low margins or losses on several jobs for one client on whose contracts the registrant subsequently ceased bidding. The registrant's gross margins, accordingly, increased in the second quarter of 1997 to 4.9% from 2.4% in the first quarter of 1997. The second quarter's results of operations reflect some jobs completed for this client early in the second quarter of 1997.

The registrant's general and administrative expenses have been between $316,000 and $350,000 for each of the last five quarters. For the six months ended June 30,1997, general and administrative costs were $677,256 compared to $915,389 for the same period in 1996. The higher general and administrative costs in the earlier period reflect the administrative expenses of the operation of the Bronco Bowl that were incurred in early 1996.

The improved margins in the second quarter of 1997 resulted in net profits of approximately $61,000 for that quarter, offsetting the losses in the first quarter of 1997. Accordingly, the company lost approximately $28,000 for the six months ended June 30, 1997. This loss compares to a loss from continuing operations of $142,852 for the six months ended June 30, 1996. The earlier period's general and administrative costs offset its higher margins causing the loss for the 1996 six month period to be greater than that in the same period in the 1997 period.

Liquidity and capital resources

The registrant's working capital position improved significantly in the second quarter of 1997 such that current assets now exceed current liabilities. This improvement was aided by a reclassification of a payable to officers to other long-term liabilities from a current liability, but this reclassification was only part of the improvement which derives improved operations.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

On  Monday,   June  16,  1997,  the  registrant   held  its  annual  meeting  of
stockholders. The following four individuals were nominated as directors with the indicated results of the meeting:

DIRECTOR                            FOR                       AGAINST

Danny R. Gibbs                      3,926,437                 46,100
Tony G. Gibbs                       3,926,437                 46,100
Dennis T. Mitchell                  3,926,437                 46,100
Elliott R. Simon                    3,926,437                 46,100

In addition, the stockholders ratified the appointment of Killman, Murrel & Co. as the Company's auditors for the fiscal year ending December 31, 1997. The vote was as follows:

FOR                                 AGAINST                            ABSTAIN

3,895,937                           30,600                             46,000

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  Gibbs Construction, Inc.

August 12, 1997                                   /s/ Danny R. Gibbs
                                                  ------------------
                                                  Danny R. Gibbs, President and
                                                  Principal Financial Officer