Form 10-Q
period 1997-09-30
GIBBS CONSTRUCTION INC
filed 1997-11-14
CIK 1001463

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                           September 30,      December 31,
                                                                              1997                1996
                                                                           -------------      ------------
                                                                           (Unaudited)
CURRENT ASSETS
   Cash                                                                     $ 1,553,165        $  124,565
   Temporary Investments                                                        205,123             1,503
   Accounts Receivable
       Trade                                                                  5,216,556         8,596,282
       Costs and Estimated Earnings in Excess of
         Billings on Uncompleted Contracts                                      770,896           976,681
   Prepaid Expenses                                                              56,302            19,376
   Deferred Tax Asset                                                           250,000           510,000
                                                                              ---------        ----------

             TOTAL CURRENT ASSETS                                             8,052,042        10,228,407
                                                                              ---------        ----------

LAND, BUILDINGS AND EQUIPMENT                                                 1,100,523         1,084,380
       Less Accumulated Depreciation                                           (492,935)         (387,744)
                                                                              ---------        ----------

             NET LAND, BUILDINGS AND EQUIPMENT                                  607,588           696,636
                                                                              ---------        ----------
OTHER ASSETS
   Other Assets                                                                   2,454             2,454
   Receivables From Affiliates and Employees                                    185,254           232,789
   Deferred Tax Asset                                                         1,692,740         1,572,740
                                                                              ---------        ----------

             TOTAL OTHER ASSETS                                               1,880,448         1,807,983
                                                                              ---------        ----------
             TOTAL ASSETS
                                                                            $10,540,078       $12,733,026
                                                                            ===========       ===========



                                  (Continued)
                                      F-1

                    GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           September 30,      December 31,
                                                                              1997             1996
                                                                           -------------     -------------
                                                                           (Unaudited)
CURRENT LIABILITIES
   Notes Payable                                                           $    150,000      $    150,000
   Current Installments of Long-Term Debt                                       344,050           374,443
   Accounts Payable                                                           5,115,457         8,047,940
   Accrued Expenses                                                             236,240           347,749
   Billings in Excess of Costs and Estimated Earnings
       on Uncompleted Contracts                                               1,972,414         1,142,164
                                                                           -------------     -------------

         TOTAL CURRENT LIABILITIES                                            7,818,161        10,062,296

OTHER LONG-TERM LIABILITIES                                                     774,705           778,055

LONG-TERM DEBT - Excluding Current Installments                                 341,633           563,254
                                                                           -------------     -------------

         TOTAL LIABILITIES                                                    8,934,499        11,403,605
                                                                           -------------     -------------

STOCKHOLDERS' EQUITY
   Common Stock of $.01 Par Value.  Authorized 7,500,000
       Shares; Issued and Outstanding 4,000,000 Shares                           40,000            40,000
   Paid-In-Capital                                                            4,907,272         4,907,272
   Retained (Deficit)                                                        (3,341,693)       (3,617,851)
                                                                           -------------     -------------

         TOTAL STOCKHOLDERS' EQUITY                                           1,605,579         1,329,421
                                                                           -------------     -------------

         TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                                           $10,540,078       $12,733,026
                                                                           =============     =============








                    The accompanying note is an integral part
                   of these consolidated financial statements
                                       F-2

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS AND OPERATIONS

                                                       Three Months Ended Sept. 30,       Nine Months Ended Sept. 30,
                                                      ------------------------------    ------------------------------
                                                          1997            1996             1997               1996
                                                      -----------     --------------    -----------       ------------
CONSTRUCTION REVENUES                                 $12,422,143     $16,078,943       $30,489,929       $31,906,010
COST OF CONSTRUCTION                                   11,588,762      14,484,985        28,983,134        29,586,836
                                                      -----------     --------------    -----------       ------------
       GROSS PROFIT                                       833,381       1,593,958         1,506,795         2,319,174

GENERAL AND ADMINISTRATIVE
   EXPENSES                                               340,721         341,046         1,017,977         1,256,435
                                                      -----------     --------------    -----------       ------------
       INCOME BEFORE OTHER
         INCOME (EXPENSE)                                 492,660       1,252,912           488,818         1,062,739

OTHER INCOME (EXPENSE)
   Gain on Disposal of Equipment                                -          (1,557)            9,140            (1,557)
   (Loss) on Temporary Investments Transactions                 -               -              (540)                -
   Interest Income                                            440               -             5,067             5,000
   Interest Expense                                       (27,114)        (49,718)          (86,261)          (77,345)
   Other                                                   (7,222)              -               (66)                -
                                                      -----------     --------------    -----------       ------------

       INCOME BEFORE INCOME TAXES                         458,764       1,201,637           416,158           988,837

INCOME TAX EXPENSE                                        154,500         413,948           140,000           344,000
                                                      -----------     --------------    -----------       ------------

       INCOME FROM CONTINUING
         OPERATIONS                                       304,264         787,689           276,158           644,837
                                                      -----------     --------------    -----------       ------------

DISCONTINUED OPERATIONS
   (Loss) From Operations Of
       Discontinued Subsidiary                                  -         (61,587)                -        (1,236,167)

   (Loss) On Disposal of Subsidiary                             -               -                 -        (3,483,103)

       NET INCOME (LOSS)                             $    304,264    $    726,102      $    276,158       $(4,074,433)
                                                      ===========     ==============    ===========       ============
INCOME (LOSS) PER SHARE
   Continued Operations                              $        .08    $        .20      $        .07       $       .16
   Discontinued Operations                                      -            (.02)                -             (1.18)
                                                      -----------     --------------    -----------       ------------
                                                     $        .08    $        .18      $        .07       $     (1.02)
                                                      ===========     ==============    ===========       ============
WEIGHTED AVERAGE NUMBER
   OF SHARES                                            4,000,000       4,000,000         4,000,000         4,000,000
                                                      ===========     ==============    ===========       ============




                   The accompanying note is an integral part of these consolidated financial statements
                                      F-3

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                     Common Stock
                                                 ---------------------                       Retained
                                                   Number                  Paid-In           Earnings
                                                 of Shares      Amount     Capital           (Deficit)             Total
                                                 ---------     -------  -------------       -----------         ----------
BALANCE, DECEMBER 31, 1995                       3,000,000     $30,000  $           -       $ 2,724,319         $2,754,319

    Sale of Common Shares -
        January 1996                             1,000,000      10,000      3,712,500                 -          3,722,500
    Registration Costs, net of
        applicable tax effect                            -           -       (358,948)                -           (358,948)

    "S" Corporation Status Termination                   -           -      1,553,720        (2,219,336)          (665,616)

    1996 Net Loss                                        -           -              -        (4,122,834)        (4,122,834)
                                                 ---------     -------  -------------       -----------         ----------


BALANCE, DECEMBER 31, 1996                       4,000,000      40,000      4,907,272        (3,617,851)         1,329,421
    1997 Income (Unaudited)                              -           -              -           276,158            276,158
                                                 ---------     -------  -------------       -----------         ----------

BALANCE, SEPTEMBER 30, 1997
    (Unaudited)                                  4,000,000     $40,000     $4,907,272       $(3,341,693)        $1,605,579
                                                 =========     =======  =============       ===========         ==========


















                    The accompanying note is an integral part
                   of these consolidated financial statements
                                       F-4

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Nine Months Ended
                                                                                                   September 30,
                                                                                              ---------------------
                                                                                              1997             1996
                                                                                          ----------       ------------
CASH FLOW FROM OPERATING ACTIVITIES
    Net Income (Loss)                                                                     $  276,158       $(4,074,433)
    Adjustments to Reconcile Net Income (Loss)
        to Net Cash From Operating Activities
            Loss on Sale of Discontinued Operations                                               -          3,483,103
            Depreciation                                                                     110,320           479,447
            (Gain) Loss on Disposal of Equipment                                              (9,140)            1,557
            Loss on Temporary
               Investments Transactions                                                          540                 -
            Deferred Taxes                                                                   140,000          (292,000)
    Changes in Current Assets and Liabilities
        Decrease (Increase) in Accounts Receivable                                         3,379,726        (4,478,559)
        Decrease in Billings Related to
            Cost and Earnings on Uncompleted Contracts                                     1,036,035           110,438
        (Increase) in Inventories                                                                  -            (8,259)
        (Increase) in Prepaid Expenses                                                       (36,926)          (72,910)
        (Decrease) Increase in Accounts Payable                                           (2,932,483)        1,853,549
        (Decrease) Increase in Accrued Expenses                                             (111,509)          (82,050)
    Purchase of Temporary Investments                                                       (204,160)                -
                                                                                          ----------       ------------

            NET CASH FLOW PROVIDED (USED)
               BY OPERATING ACTIVITIES                                                     1,648,561        (3,080,117)
                                                                                          ----------       ------------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of Equipment                                                                    (43,068)         (169,604)
    Bronco Bowl Renovations                                                                        -        (1,983,864)
    Proceeds from Sale of Equipment                                                           30,936             3,500
    Proceeds from Sale of Discontinued Subsidiary                                                  -           712,456
    Decrease (Increase) in Other Assets                                                       47,535           (83,279)
                                                                                          ----------       ------------

            NET CASH FLOW PROVIDED (USED)
               IN INVESTING ACTIVITIES                                                        35,403        (1,520,791)
                                                                                          ----------       ------------




                    The accompanying note is an integral part
                   of these consolidated financial statements
                                       F-5

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                                Nine Months Ended
                                                                                                   September 30,
                                                                                                -----------------
                                                                                              1997               1996
                                                                                            --------         ----------
CASH FLOW FROM FINANCING ACTIVITIES
    Deferred Registration Costs                                                       $            -         $ (127,358)
    Proceeds from Notes Borrowings                                                           167,277          1,368,234
    Repayments of Notes Borrowings                                                          (419,291)          (168,996)
    Repayments of Capital Lease Obligations                                                        -             (3,341)
    Changes in Stockholder Payables                                                           (3,350)
    Sale of Common Stock                                                                           -          3,722,500
                                                                                            --------         ----------
            NET CASH FLOW (USED) PROVIDED BY
               FINANCING ACTIVITIES                                                         (255,364)         4,791,039
                                                                                            --------         ----------

NET INCREASE IN CASH                                                                       1,428,600            190,131

CASH AT THE BEGINNING OF THE PERIOD                                                          124,565             64,183
                                                                                            --------         ----------

CASH AT THE END OF THE PERIOD                                                             $1,553,165        $   254,314
                                                                                            ========         ==========
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION
        Cash Paid During the Year For:
            Interest Expense                                                             $    86,261        $   199,212
                                                                                            ========         ==========

SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING
    ACTIVITIES:

        Termination of "S" Corporation Status
            Increase in Payable to Stockholders
              and Affiliates                                                            $          -        $   993,319
            Transfer of Retained Earnings to
              Paid-in-Capital                                                                      -          1,518,025
            Reduction in Retained Earnings                                                         -         (2,511,344)
        Increase in Capital Lease Obligations                                                      -            634,625
        Assets Purchased Through Capital Lease                                                     -           (634,625)
        Reduction in Deferred Registration Costs                                                   -            326,151
        Registration Costs Offset Against
            Paid-in-Capital                                                                        -           (326,151)
                                                                                            --------         ----------
                                                                                       $           -     $            -
                                                                                            ========         ==========

                   The accompanying note is an integral part of these consolidated financial statements
                                       F-6

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1:  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Gibbs Construction, Inc. and Subsidiary for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Item 2. Management's Discussion and Analysis of Operations.

Income from continuing operations was $276,158 for the nine month period ended September 30, 1997, compared to $644,837 for the same period in 1996. The decline is principally attributable to a decline in gross margins in the 1997 period when gross margins were approximately 4.9% compared to approximately 7.3% in the 1996 period. This decline in gross margins in the 1997 period is principally attributable to several contracts performed by the Company in the first half of the year in which the Company's margins were negligible. The Company no longer contracts with this former client.

The decline in income from continuing operations in the 1997 period is also attributable to a decrease in revenues of approximately 4.4% for the nine months ended September 30, 1997,when compared to the earlier year, $30,489,929 and $31,906,010, respectively. This decline is attributable to the timing of the start of several contracts that have been awarded to the Company but that had not commenced by the end of the quarter.

The decline in gross margins was partially offset by reduced Selling, general and administrative expenses in the nine month period ended September 30, 1997, when compared to the same 1996 period. The Company incurred higher Selling, general and administrative expenses associated with discontinued operations as well as high initial professional fees in the 1996 period.

Liquidity and capital resources

The registrant's working capital position has continued to improve in the second quarter of 1997. The result of the improved working capital position of the Company and its liquidity reflect the improvement of operations to better support the Company's liquidity needs.

                           PART II - OTHER INFORMATION

None

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 Gibbs Construction, Inc.

November 11, 1997                                /s/ Danny R. Gibbs
                                                 ------------------------------
                                                 Danny R. Gibbs, President and
                                                 Principal Financial Officer