Form 10-K
period 1997-12-31
GIBBS CONSTRUCTION INC
filed 1998-03-27
CIK 1001463

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K
    (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

         For the fiscal year ended December 31, 1997 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]



                    For the transition period from ________ to _______



                  Commission file number          1-14088
                                       --------------------------


                            Gibbs Construction, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Texas                                      75-2095676
-----------------------------------    ---------------------------------------
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


1855 Wall Street, Garland, TX                         75041
---------------------------------     -----------------------------------
(Address of principal executive offices)         (Zip Code)


Issuer's telephone number: (972) 278-3433

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class              Name of each exchange on which registered
Common Stock                              Boston Stock Exchange
-------------------------------------     -------------------------------------
Warrants to purchase Common Stock         Boston Stock Exchange
---------------------------------         ------------------------------------


    Securities registered under Section 12(g) of the Exchange Act;

                                (Title of class)
-------------------------------------------------------------------------------

                                  Common Stock
-------------------------------------------------------------------------------
                        Warrants to purchase Common Stock



         Indicate by check and mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if there is no disclosure of delinquent filers in pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

         State issuer's revenues for its most recent fiscal year.  $47,993,287

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price, as of a specified date within 60 days prior to the date of filing $7,500,000 As of March 20, 1998.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,000,000

Item 1.   Business

General

         Danny and Tony Gibbs, the Company's two executives, acquired Gibbs Construction, Inc. (Gibbs Construction, Inc. is referred to herein as the "Company" unless the context indicates otherwise) in 1985 and began to conduct their construction business from that entity. The Company headquarters are located in Garland, Texas, a suburb of Dallas. The Company is a full service, national, commercial construction company. The Company's clients are principally national retail chains that are engaged in aggressive expansion programs. These programs usually call for the erection of stand-alone facilities or "power centers," which typically have stores that range in size from 10,000 to 75,000 square feet. Some of the Company's clients include Best Buy, Eckerds, Oshmans Super Sports, BizMart, Lil Things, Barnes & Noble, Office Max (BizMart), Petstuff, Just for Feet, Organized Living, Copy Max and Petsmart.

         In July of 1996, the Company sold the assets of its wholly owned subsidiary, Bronco Bowl Holding, Inc. which operated a 136,000 square foot complex, the Bronco Bowl, on approximately twenty acres near downtown Dallas. The Company acquired the property in 1994, and although the complex had previously operated for many years, it was closed prior to the time the Company acquired it. The Company performed extensive renovations on the complex and opened it in January of 1996 as a large, high volume, entertainment, recreation, restaurant and meeting complex. Because of operating losses, the Company sold the facility in 1996. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

Construction Operations

         The Company acts as a general contractor for both "ground up" and interior "finish out" construction. "Ground up" construction involves the construction of a building's shell, that is, construction of the building's floor, wall, and ceiling. "Finish out" comprises electrical work, erection of walls, painting, demolition, air conditioning and heating systems and plumbing, among other activities. The Company focuses on the higher margin activities involved in "finish out" work, subcontracting lower margin work to other contractors. In 1997, approximately 35% of the Company's revenues were derived from "ground up" work and 65% from "finish out" work. The Company plans to allocate its resources to increase significantly its "finish-out" business due to its high gross margins.

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

         The Company does not engage in a formal marketing or selling program for the construction business. Most work comes by referral or reputation with a large amount of repeat business from existing customers. Management believes its service and product will promote itself after the completion of a single project for a national chain, providing additional construction and remodeling opportunities after completion of the first contract. During 1997, approximately 77% of the Company business was repeat business from existing clients.

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

         In 1997, the Company was engaged in over 115 projects for approximately 35 different clients. Four clients, Office Max (20%), Oshmans (12%), and Just for Feet (15%), accounted for approximately 47% of the Company's revenues during 1997. There can be no assurances that these clients will continue at the present level or at all and the loss if any one of them would have a material adverse effect on the Company.

Contracting Process

         Almost all of the Company's projects are competitively bid on a fixed price basis. The Company presently obtains approximately 85% of all of its work on a competitive bid basis. The Company utilizes an estimating process whereby the project manager reviews every division and line item of the project. Unit costs are then applied to each line item. This approach not only allows the project manager to become extremely familiar with the details of the project but also gives a good indication as to whether subcontractor prices are consistent with market conditions.

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

Construction Employees

         The Company leases all of its field employees through an employee leasing company. The Company has utilized the same employee leasing company for more than five years. By doing so, the Company is able to relieve itself from administration surrounding employment practices. In particular, the Company believes that the employee leasing company is able to find more favorable workers compensation insurance than it would otherwise be able to find as well as develop and administer Company safety programs.

         At March 15, 1998, the field operations of the Company were conducted by 22 superintendents and 60 tradesmen. A field superintendent is assigned to each project with the responsibility to oversee the day to day progress on the project. The field superintendent reports directly to the project manager.

         In addition to Danny and Tony Gibbs, the Company employs in the construction business 20 persons, including 7 project managers, 6 project assistants, 3 project accountants, 3 accounting clerks and a receptionist. The project managers typically run three to four projects at a time and are responsible for the overall coordination and scheduling of each project as well as communications with the client.

Item 2. Properties.

         The Company owns a 10,000 square foot office and warehouse facility in Garland, Texas. Offices presently occupy approximately 6,000 square feet. Of that space, the Company completed in March of 1996 and an additional 2,500 square feet that enabled the Company to have space for additional project managers and four staff members capable of supporting operations.

         As of March 15, 1998, the Company owned 10 trucks and 5 trailers. The Company also owned one tractor, one fork lift and six scissor lifts. This type of equipment is used on almost all jobs, and any additional equipment or machinery required for a job is rented on an as needed basis. The Company has very little inventory. That which does exist primarily consists of left over or unused material which can be used on the next project.





Item 3. Legal Proceedings

         The Company is involved in a number of legal proceedings, none of which, in the opinion of management, is material.



Item 4. Submission of Matters to a Vote of Security Holders

         None

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Maters.

         The Company's common stock is listed on the NASDAQ Small Cap Market and is traded under the symbol GBSE. The stock is also listed for trading on the Boston Stock Exchange.
         The Company completed its initial public offering in January of 1996 and trading commenced on January 12, 1996. The following table set forth the high and low bid and cash prices of the Company's Common Stock for each calendar quarter in 1997 and 1996 commencing January 12, 1996. as reported by NASDAQ:

1997                               Ask                            Bid

                            High          Low              High          Low

First Quarter              1.875        1.1875           1.25          0.875
Second Quarter             1.15625      0.59375          1.00          0.3125
Third Quarter              1.5625       1.0625           1.34375       0.90625
Fourth Quarter             1.6875       1.5              1.5           1.25



1996                                Ask                            Bid

                             High          Low              High          Low

First Quarter               3.625        1.81250          1.8125        1.5625
Second Quarter              1.75         1.5              1.3125        0.65625
Third Quarter               1.375        1.25             0.875         0.50
Fourth Quarter              1.9375       1.375            1.000         0.6875



         As of March 15, 1998, there were approximately 800 holders of record of the Company's common stock, according to the records provided by the transfer agent.

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

                                    1997             1996              1995(1)          1994

Net sales                        $47,993,287     $47,438,930        $33,336,120   $21,010,296
Income (loss)
  from continuing operation          584,900         546,383          1,592,835        74,101
Income (loss) per share
  from continuing operation            $0.14           $0.14             $ 0.53         $0.02
Total Assets                     $12,617,916     $12,733,026        $11,291,394    $4,516,816
Long-term obligations                210,232         563,254            945,057       100,492
  Cash Dividends                           -               -                  -             -

         (1) Prior to October 1, 1995, the Company was taxed as a subchapter S corporation under the Internal Revenue Code of 1986. Income, Income, per share and Total Assets reflect amounts that would have been accrued had the Company taxed other than as a subchapter S corporation.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

Overview

         In 1997 the Company returned to its core business, commercial building construction for national retail chains. In 1996 the Company had incurred substantial losses in connection with its operation of the Bronco Bowl, a large entertainment complex which the Company sold in 1996. See "Item 7. Business General." In 1997 the Company's net profit from operations was $584,900.

Results of Operations - 1997 Compared with 1996

         Revenues from continuing operations between 1997 and 1996 were essentially flat, $47,993,287 in 1997 compared to $47,438,930 in 1996. In 1996 the Company added a substantial number of new clients of which one did not have projects that provided the Company with an adequate margin. Early in 1997, the Company stopped bidding on this client's projects. Throughout 1997, new business development replaced the revenues derived from this client but revenues did not grow in 1997.

         Similarly, gross profits for 1997 and 1996 were essentially the same, $2,439,086 or 5.1% of revenue in 1997 compared to $2,490,249 or 5.2% of revenue in 1996. While gross profits were unchanged compared to the previous year, gross profit margins improved in the latter half of 1997 as the Company ceased work on the projects undertaken for the client described above.

         Operating income from continuing operations increased by approximately 17% to $1,070,089 in 1997 compared to $915,833 in 1996. The increase resulted from the reduction in General and Administrative expenses to $1,368,957 in 1997 from $1,574,416 in 1996. General and Administrative Expenses were more in 1996 as the Company dealt with its first year being public and administrative expenses associated with the sale of the Bronco Bowl.

         The increase in operating profits were partially offset by increased interest expense in 1997 and approximately $52,000 in losses in temporary investments. Interest expense increased due to interest on a sales tax obligation the Company owes to the State of Texas.

         The effect of these increases in other expenses was to reduce 1997 income before taxes to approximately that of 1996, $891,100 in 1997 compared to $839,383 in 1996, and net income in 1997 to $584,900 compared to $546,383 in
1996.

Results of Operations - 1996 Compared with 1995

         Revenues increased approximately 42% from $33,336,120 for the year ended December 31,1995, to $47,438,930 for the year ended December 31, 1996. In 1994 the Company had begun a program to add additional clients, and by late 1995, the Company had succeeded in adding several new clients. The effect of this program is reflected in the revenue growth enjoyed in 1996. However, there can be no assurance that the recent rate of growth can be sustained in the future.

         Gross profit margins decreased from 10.4% in 1995 to 5.25% in 1996. The decline in gross margins resulted in a decline in gross profit from $3,458,626 in 1995 to $2,490,249 in 1996. Although the third quarter of 1996 had a gross profit margin of almost 10.0%, the other three quarter's gross profit margin was significantly lower. In the earlier quarters of 1996, margins were lower due to management's involvement with the Bronco Bowl as well as a charge off of one entire project where the client did not pay for work. The fourth quarter was adversely affected by one project that had a significant number of weather related problems.

         General and administrative costs also increased significantly in 1996 from 1995. In 1996 general and administrative costs were $1,574.416, or 3.3% of revenues, compared in $903,294, or 2.7% of revenues, in 1995. Most of the increase is attributable to the costs of being publicly held as well as the administrative costs related to closing and selling the Bronco Bowl.

         Because of lower margins and increased general and administrative costs, net income in 1996 from continuing operations declined to $546,383 from proforma net income in 1995 from continuing operations of $1,592,835. The 1995 year benefited from a $446,596 gain on temporary investments.

Liquidity and Capital Resources

         The Company moved to increase its working capital in 1997 to recover from the losses arising from the Bronco Bowl's operations and sale, increasing at December 31, 1997, its current ratio to 1.0 from 0.94 at December 31, 1996. In 1997, the Company also reduced its aggregate indebtedness, other than that owed to its officers, to $741,001 at December 31, 1997 from $1,087,697 at December 31, 1996. The Company plans to continue to improve its operating capital position through operations during 1998.

Item 8. Financial Statements and Supplementary Data.

         The response to this item is submitted as a separate section of this Form 10-K. See "Item 14.
Exhibits, Financial Statements and Reports on Form 8-K."

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With section 16(a) of the Exchange Act.

Executive Officers and Directors

         The directors and executive officers of the Company, and their respective ages and positions held with the Company, are as follows:

Name                                        Age                                         Position
------------------------------------------------------------------------------------------------
Danny Gibbs                                   41                                    President, Director
Tony Gibbs                                    37                                 Vice-President, Director
Dennis T. Mitchell                            48                                         Director
Phyllis Gibbs Wright                          46                                         Secretary

     Danny Gibbs has served as president, general manager and a director of the Company since the Company's inception in 1984. Mr. Gibbs has acted as the Company's Chief Financial Officer throughout the Company's existence. Mr. Gibbs received a Bachelor of Arts degree in History with a minor in Architecture from Texas Tech University.

         Tony Gibbs has served as vice president and a director of the Company since the Company's inception in 1984. From 1983 to 1984, Mr. Gibbs formed a construction company which provided construction services to the residential industry and the commercial industry. Mr. Gibbs received a Bachelor of Science degree in Accounting with a minor in Architecture from Texas Tech University

         Dennis T. Mitchell, a licensed professional architect, is president of AIG, Inc., an architectural firm Mr. Mitchell formed in 1969 which is primarily engaged in the design, documentation and execution of commercial construction. AIG, Inc. provides architectural service to a variety of retail, industrial and governmental entities, including Barnes & Noble, Lil Things, and Eckerds. Mr. Mitchell is a member of several national and local architectural professional organizations and a graduate of the University of Texas at Arlington.

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

Item 11. Executive Compensation.

         The following table sets forth certain information concerning the compensation of the chief executive officer of the Company and the other executive officers of the Company whose total annual salary and bonus exceeded $100,000, for the fiscal years ended December 31, 1997, 1996, and 1995.

                           Summary Compensation Table
Name and                                               Annual Compensation (1)            All Other
Principal Position                    Fiscal Year         Salary     Bonus (2)          Compensation
----------------------------------------------------------------------------------------------------
Danny Gibbs                               1997          $133,000                                    -
 Chief Executive Officer                  1996           150,000                                    -
                                          1995            49,220       136,423                      -

Tony Gibbs                                1997          $123,000             -                      -
 Vice President                           1996           150,000                                    -
                                          1995            49,220       200,246

Phyllis Gibbs Wright                      1997           100,000
------------------
See footnote 1 on next page.

(1) The Company provides certain perquisites and personal benefits to its executive officers, the aggregate amount of which does not exceed $50,000 or 10% of such officer's total annual salary and bonus.

(2) These amounts represent distributions to Messrs. Danny and Tony Gibbs in connection with the Company's status as a subchapter S corporation pursuant to the United States tax codes. They exclude amounts accrued in 1995 but paid in 1996 as part of the Company's termination of it subchapter S status. As of December 31, 1997, $422,000 remained to be paid.

Executive Director Compensation

     Upon the completion of this Offering the Company plans to pay $150,000 per year to each of Messrs. Danny Gibbs and Tony Gibbs. Directors of the Company are entitled to receive from the Company fees and reimbursement of expenses for their services as directors. Under the Company's standard arrangement for compensation of directors, outside are entitled to receive a fee for each Board meeting attended of $500. In addition, directors will be reimbursed for their ordinary and necessary expenses incurred in attending meetings of the Board of Directors or a committee thereof. Directors of the Company, whether or not employees of the Company, will also be entitled to receive options to acquire shares of Common Stock under the Company's Stock Option Plans.

Benefit Plans

         1995 Incentive Stock Option Plan

         The Company's 1995 Incentive Stock Option Plan was approved by the Board of Directors and shareholders of the Company on August 15, 1995 to provide for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended to officers and employees of the Company and subsidiaries of the Company. A total of 200,000 shares of Common Stock has been authorized and reserved for issuance under the 1995 Incentive Stock Option Plan, subject to adjustment to reflect changes in the Company's capitalization in the case of a stock split, stock dividend or similar event. The 1995 Incentive Stock Option Plan is administered by the Compensation Committee, which consists of the Company's two "Outside Directors." Outside Directors shall mean only those directors of the Company or a subsidiary of the Company who are not regular salaried employees of either the Company or a subsidiary as of the date the option is granted. The Compensation Committee has the sole authority to interpret the 1995 Incentive Stock Option Plan, to determine the persons to whom options will be granted, to determine the basis upon which the options will be granted, and to determine the exercise price, duration and other terms of options to be granted under the 1995 Incentive Stock Option Plan; provided that, (i) the exercise price of each option granted under the 1995 Incentive Stock Option Plan may not be less than the fair market value of the Common Stock on the day of the grant of the option, (ii) the exercise price must be paid in cash and or stock upon exercise of the option, (iii) no option may be exercisable for more than 10 years after the date of grant, and
(iv) no option is transferable other than by will or the laws of descent and distribution. No option is exercisable after an optionee ceases to be employed by the Company or a subsidiary of the Company, subject to the right of the Compensation Committee to extend the exercise period for not more than 90 days following the date of termination of an optionee's employment. An optionee who was a director or advisor may exercise his option at any time within 90 days after such optionee's status as a director or advisor terminates to the extent he was entitled to exercise such option at the date of termination of his status. If an optionee's employment is terminated by reason of disability, the Compensation Committee has the authority to extend the exercise period for not more than one year following the date of termination of the optionee's employment or service as an advisor or director. If an optionee dies and shall hold options not fully exercised, such options may be exercised in whole or in part within one year of the optionee's death by the executors or administrators of the optionee's estate or by the optionee's heirs. The vesting period, if any, specified for each option will be accelerated upon the occurrence of a change of control or threatened change of control of the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of March 15, 1998 by
(i) each person known by the Company to be a beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, and
(iii) all directors and executive officers of the Company as a group. Unless otherwise noted, each beneficial owner named below has sole investment and voting power with respect to the Common Stock shown below as beneficially owned by him.

                                                            Shares Owned
Name and Address of                                     Number of       Percent
Beneficial Owner                                     Shares Owned       Owned
-----------------------------------------------------------------------------
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
-----------------
(1) The address for Danny Gibbs and Tony Gibbs is 1855 Wall Street, Garland, TX 75041.

Item 13. Certain Relationships And Related Transactions

         As part of the termination of the Company's election to be taxed as a Subchapter S Corporation, the Company has accrued $749,255 to be distributed to Danny Gibbs and Tony Gibbs for payment of income taxes owed for the Company's operations. At December 31, 1997, $422,245 remained to be paid.

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

24.1     Power of Attorney

27.1     Financial Data Schedule

                            GIBBS CONSTRUCTION, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

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

Consolidated Statements of Cash Flows                                      F-6

Notes to Consolidated Financial Statements                                 F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Gibbs Construction, Inc. and Subsidiary
Garland, Texas

We have audited the accompanying consolidated balance sheets of Gibbs Construction, Inc. and Subsidiary as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gibbs Construction, Inc. and Subsidiary as of December 31, 1996 and 1997, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.




KILLMAN, MURRELL & COMPANY, P.C.
Dallas, Texas
February 27, 1998

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1997

                                     ASSETS

                                                                             1996                       1997
                                                                         ------------                -------
CURRENT ASSETS
    Cash                                                                 $    124,565            $    438,445
    Temporary Investments - Note 9                                              1,503                 142,533
    Accounts Receivable
        Trade                                                               8,596,282               7,662,445
        Costs and Estimated Earnings in Excess of
            Billings on Uncompleted Contracts - Note 2                        976,681               1,834,063
    Prepaid Expenses                                                           19,376                  82,309
    Deferred Tax Asset - Note 12                                              510,000                 350,000
                                                                         ------------            ------------

            TOTAL CURRENT ASSETS                                           10,228,407              10,509,795
                                                                          -----------             -----------

LAND, BUILDINGS AND EQUIPMENT - Note 3                                      1,084,380               1,105,556
        Less Accumulated Depreciation                                        (387,744)               (542,015)
                                                                         -------------           ------------

            NET LAND, BUILDINGS AND EQUIPMENT                                 696,636                 563,541
                                                                         ------------            ------------

OTHER ASSETS
    Other Assets                                                                2,454                       -
    Receivables From Affiliates and Employees                                 232,789                 118,040
    Deferred Tax Asset - Note 12                                            1,572,740               1,426,540
                                                                         ------------            ------------

            TOTAL OTHER ASSETS                                              1,807,983               1,544,580
                                                                         ------------            ------------

            TOTAL ASSETS                                                  $12,733,026             $12,617,916
                                                                          ===========             ===========














                          The accompanying notes are an
            integral part of these consolidated financial statements
                                   (Continued)
                                       F-2

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              1996                  1997
                                                                          ------------         ---------
CURRENT LIABILITIES
    Notes Payable - Note 4                                               $    150,000            $    150,000
    Current Installments of Long-Term Debt - Note 5                           374,443                 380,769
    Accounts Payable                                                        8,047,940               7,482,475
    Accrued Expenses - Note 11                                                719,749                 685,722
    Billings in Excess of Costs and Estimated Earnings on
        Uncompleted Contracts - Note 2                                      1,142,164               1,372,152
    Payable to Stockholders                                                   406,055                 422,245
                                                                         ------------            ------------

            TOTAL CURRENT LIABILITIES                                      10,840,351              10,493,363

LONG-TERM DEBT - Excluding
    Current Installments - Note 5                                             563,254                 210,232

            TOTAL LIABILITIES                                              11,403,605              10,703,595
                                                                          -----------             -----------

CONTINGENCIES - Notes 6, 7, 8 and 10                                                -                       -

STOCKHOLDERS' EQUITY  - Note 14
    Common Stock of $.01 Par Value.  Authorized 7,500,000
        Shares; Issued and Outstanding
        4,000,000 Shares                                                       40,000                  40,000
    Additional Paid-In-Capital                                              4,907,272               4,907,272
    Retained Earnings                                                      (3,617,851)             (3,032,951)
                                                                         ------------            ------------

            TOTAL STOCKHOLDERS' EQUITY                                      1,329,421               1,914,321
                                                                         ------------            ------------

            TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                                      $12,733,026             $12,617,916
                                                                          ===========             ===========











                          The accompanying notes are an
            integral part of these consolidated financial statements
                                       F-3


                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                                                     1996                       1997
                                                                               ----------------           ----------

CONSTRUCTION REVENUE                                                               $47,438,930                $47,993,287

COST OF CONSTRUCTION                                                                44,948,681                 45,554,241
                                                                                   -----------                -----------

            GROSS PROFIT                                                             2,490,249                  2,439,046

GENERAL AND ADMINISTRATIVE EXPENSES                                                 (1,574,416)                (1,368,957)
                                                                                  ------------               ------------

            INCOME BEFORE OTHER INCOME (EXPENSE)                                       915,833                  1,070,089

OTHER INCOME (EXPENSE)
    Gain (Loss) on Disposal of Equipment                                                (1,623)                     9,140
    (Loss) on Temporary Investments Transactions                                       (22,906)                   (62,157)
    Interest Income                                                                     22,215                     23,566
    Interest Expense                                                                   (86,628)                  (155,347)
    Other                                                                               12,492                      5,809
                                                                                 -------------              -------------

            INCOME BEFORE INCOME TAXES                                                 839,383                    891,100

INCOME TAX (EXPENSE) - Note 1 and Note 12                                             (293,000)                  (306,200)
                                                                                  ------------               ------------

INCOME FROM CONTINUING OPERATIONS                                                      546,383                    584,900

DISCONTINUED OPERATIONS
    (Loss) From Discontinued Operations                                             (1,186,114)                         -
    (Loss) on Disposal of Subsidiary                                                (3,483,103)                         -
                                                                                  ------------            ---------------
            NET INCOME (LOSS)                                                     $ (4,122,834)           $             -
                                                                                  ============            ===============

INCOME (LOSS) PER SHARE
    Continuing Operations                                                       $         0.14              $        0.14
    Discontinued Operations                                                              (1.21)                         -
                                                                                --------------             --------------
                                                                                $        (1.07)             $        0.14
                                                                                ==============              =============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                                               3,846,154                  4,000,000
                                                                                  ============               ============








                          The accompanying notes are an
            integral part of these consolidated financial statements
                                       F-4


                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1996 AND 1997


                                                                COMMON STOCK
                                                    NUMBER                     PAID-IN        RETAINED
                                                OF SHARES        AMOUNT        CAPITAL         EARNINGS          TOTAL

BALANCE, DECEMBER 31, 1995                      3,000,000      $30,000    $           -       $2,724,319       $2,754,319

    SALE OF COMMON SHARES
        JANUARY 1996                            1,000,000       10,000        3,712,500                -        3,722,500

    REGISTRATION COSTS, NET OF
        APPLICABLE TAX EFFECT                           -            -         (358,948)               -         (358,948)

    "S" CORPORATION STATUS TERMINATION                  -            -        1,553,720       (2,219,336)        (665,616)

    1996 NET LOSS                                       -            -                -       (4,122,834)      (4,122,834)
                                            -------------   ----------   --------------     ------------      -----------

BALANCE, DECEMBER 31, 1996                      4,000,000       40,000        4,907,272       (3,617,851)       1,329,421

    1997 NET INCOME                                     -            -                -          584,900          584,900
                                            -------------   ----------   --------------      -----------      -----------

BALANCE, DECEMBER 31, 1997                      4,000,000      $40,000       $4,907,272      $(3,032,951)      $1,914,321
                                                =========      =======       ==========      ============      ==========

























                          THE ACCOMPANYING NOTES ARE AN
            INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS
                                       F-5


                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1996 AND 1997


                                                                                      1996                        1997
                                                                                ----------------            ----------
CASH FLOW FROM OPERATING ACTIVITIES

    NET INCOME (LOSS)                                                               $(4,122,834)                 $584,900
    ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
        FROM OPERATING ACTIVITIES
            LOSS ON SALE OF DISCONTINUED OPERATIONS                                   3,483,103                         -
            DEPRECIATION                                                                520,756                   159,400
            LOSS (GAIN) ON DISPOSAL OF EQUIPMENT                                          1,623                    (9,140)
            LOSS ON TEMPORARY INVESTMENTS TRANSACTIONS                                   22,906                    62,157
            DEFERRED TAXES                                                             (323,000)                  306,200
    CHANGES IN CURRENT ASSETS AND LIABILITIES
            (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE                               (5,156,893)                  933,837
            (INCREASE) IN INVENTORIES                                                    (8,259)                        -
            (INCREASE) DECREASE IN BILLINGS RELATED TO COST
                AND EARNINGS ON UNCOMPLETED CONTRACTS                                    45,334                  (627,394)
            (INCREASE) IN PREPAID EXPENSES                                              (72,909)                  (62,933)
            INCREASE (DECREASE) IN ACCOUNTS PAYABLE                                   2,787,248                  (565,465)
            (DECREASE) IN ACCRUED EXPENSES                                             (246,900)                  (34,027)
    PURCHASE OF TEMPORARY INVESTMENTS                                                   (20,177)                 (302,327)
    PROCEEDS FROM SALE OF TEMPORARY INVESTMENTS                                          19,951                    99,140
                                                                                  -------------                 ---------

                NET CASH FLOW (USED) PROVIDED
                   BY OPERATING ACTIVITIES                                           (3,070,051)                  544,348
                                                                                   ------------                  --------

CASH FLOW FROM INVESTING ACTIVITIES
    PURCHASE OF EQUIPMENT                                                              (219,425)                  (48,101)
    BRONCO BOWL RENOVATIONS                                                          (1,983,864)                        -
    PROCEEDS FROM SALE OF EQUIPMENT                                                       3,500                    30,936
    (INCREASE) DECREASE IN OTHER ASSETS                                                 (43,461)                  117,203
    CASH PROCEEDS FROM SALE OF DISCONTINUED OPERATIONS                                  712,456                         -
                                                                                  -------------               -----------

                NET CASH FLOW (USED) PROVIDED BY
                   INVESTING ACTIVITIES                                              (1,530,794)                  100,038
                                                                                   ------------                  --------

CASH FLOW FROM FINANCING ACTIVITIES
    DEFERRED REGISTRATION COSTS                                                        (107,358)                        -
    PROCEEDS FROM NOTE BORROWINGS                                                     1,444,334                   212,277
    REPAYMENTS OF NOTE BORROWINGS                                                      (284,827)                 (558,973)
    REPAYMENTS OF CAPITAL LEASE OBLIGATIONS                                              (3,341)                        -
    SALE OF COMMON STOCK                                                              3,722,500                         -
    CHANGES IN STOCKHOLDER RECEIVABLES                                                 (110,081)                   16,190
                                                                                   ------------                 ---------

                NET CASH FLOW PROVIDED (USED)
                    BY FINANCING ACTIVITIES                                           4,661,227                  (330,506)
                                                                                   ------------                  --------

                          THE ACCOMPANYING NOTES ARE AN
            INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS
                                       F-6


                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                     YEARS ENDED DECEMBER 31, 1996 AND 1997


                                                                                       1996                       1997
                                                                                  --------------             ---------

NET INCREASE IN CASH                                                               $    60,382                  $313,880

CASH AT THE BEGINNING OF THE PERIOD                                                     64,183                   124,565
                                                                                   -----------                  --------

CASH AT THE END OF THE PERIOD                                                       $  124,565                  $438,445
                                                                                    ==========                  ========

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION
        CASH PAID DURING  THE YEAR FOR:
            INTEREST EXPENSE                                                       $    63,425                  $155,347
                                                                                   ===========                  ========
            INCOME TAXES                                                           $    50,057               $         -
                                                                                   ===========               ===========

SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

        TERMINATION OF "S" CORPORATION STATUS
            INCREASE IN PAYABLE TO STOCKHOLDERS AND AFFILIATES                      $  665,616               $         -
            TRANSFER OF RETAINED EARNINGS TO PAID-IN-CAPITAL                         1,553,720                         -
            REDUCTION IN RETAINED EARNINGS                                          (2,219,336)                        -
        REDUCTION IN DEFERRED REGISTRATION COSTS                                       358,948                         -
        REGISTRATION COSTS OFFSET AGAINST PAID-IN-CAPITAL                             (358,948)                        -
        INCREASE IN CAPITAL LEASE OBLIGATIONS                                          634,625                         -
        ASSETS PURCHASED THROUGH CAPITAL LEASE                                        (634,625)                        -
                                                                                    ----------               -----------
                                                                                 $           -               $         -
                                                                                 =============               ===========


















                          THE ACCOMPANYING NOTES ARE AN
            INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS
                                       F-7

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997


NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    GENERAL

    GIBBS CONSTRUCTION, INC. (THE "COMPANY"), IS A FULL SERVICE, NATIONAL COMMERCIAL CONSTRUCTION COMPANY LOCATED IN GARLAND, TEXAS. THE COMPANY OPERATES THROUGHOUT THE UNITED STATES, PROVIDING CONSTRUCTION SERVICES PRINCIPALLY TO NATIONAL RETAIL STORE CHAINS.

    SUBSIDIARY AND PRINCIPLES OF CONSOLIDATION

    THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDE THE ACCOUNTS OF GIBBS CONSTRUCTION, INC. AND ITS WHOLLY OWNED INACTIVE SUBSIDIARY, BRONCO BOWL HOLDING, INC. ALL SIGNIFICANT INTERCOMPANY BALANCES AND TRANSACTIONS HAVE BEEN ELIMINATED IN CONSOLIDATION.

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

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1996 AND 1997


NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

    THE COMPANY ACCOUNTS FOR INCOME TAXES, PURSUANT TO THE PROVISIONS OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 109, "ACCOUNTING FOR INCOME TAXES" (SFAS NO. 109), WHICH REQUIRES RECOGNITION OF DEFERRED TAX LIABILITIES AND ASSETS FOR THE EXPECTED FUTURE TAX CONSEQUENCES OF EVENTS THAT HAVE BEEN INCLUDED IN THE FINANCIAL STATEMENTS OR TAX RETURNS. UNDER THIS METHOD, DEFERRED TAX LIABILITIES AND ASSETS ARE DETERMINED BASED ON THE DIFFERENCE BETWEEN THE FINANCIAL STATEMENT AND TAX BASIS OF ASSETS AND LIABILITIES USING ENACTED TAX RATES IN EFFECT FOR THE YEAR IN WHICH THE DIFFERENCES ARE EXPECTED TO REVERSE.

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

    NO SIGNIFICANT CONTRIBUTIONS WERE MADE TO THE PLANS BY THE COMPANY IN 1996 OR 1997.

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

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1996 AND 1997


NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    CASH FLOWS

    THE COMPANY CONSIDERS CASH TO BE CASH EQUIVALENTS FOR PURPOSES OF PREPARING THE STATEMENTS OF CASH FLOWS.

    NEW ACCOUNTING STANDARDS

    EFFECTIVE JANUARY 1, 1996, THE COMPANY ADOPTED THE PROVISIONS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD'S STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG- LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" (STATEMENT NO. 121). STATEMENT NO. 121 REQUIRES LONG-LIVED ASSETS AND CERTAIN IDENTIFIABLE INTANGIBLES TO BE REVIEWED FOR IMPAIRMENT WHENEVER EVENTS OR CHANGES IN CIRCUMSTANCES INDICATE THAT THE CARRYING AMOUNT OF AN ASSET MAY NOT BE RECOVERABLE. WHEN IT IS DETERMINED THAT AN ASSET'S ESTIMATED FUTURE NET CASH FLOWS WILL NOT BE SUFFICIENT TO RECOVER ITS CARRYING AMOUNT, AN IMPAIRMENT LOSS MUST BE RECORDED TO REDUCE THE CARRYING AMOUNT TO ITS ESTIMATED FAIR VALUE. THE ADOPTION OF STATEMENT NO. 121 DID NOT HAVE A MATERIAL EFFECT ON THE COMPANY'S CONSOLIDATED FINANCIAL POSITION OR RESULTS OF OPERATIONS.

    IN FEBRUARY 1997, THE FINANCIAL ACCOUNTING STANDARDS BOARD (FASB) ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123, "EARNINGS PER SHARE" (STATEMENT NO. 128), WHICH IS REQUIRED TO BE ADOPTED FOR FINANCIAL STATEMENTS ISSUED FOR ANNUAL OR INTERIM PERIODS AFTER DECEMBER 15, 1997. THE ADOPTION OF STATEMENT NO. 128 WILL REQUIRE A CHANGE IN THE PRESENTATION OF EARNINGS PER SHARE (EPS) TO REPLACE PRIMARY AND FULLY DILUTED EPS WITH
    A PRESENTATION OF BASIC AND DILUTED EPS AND TO RESTATE EPS FOR ALL PERIODS PRESENTED. THE ADOPTION OF STATEMENT NO. 128 DID NOT HAVE A MATERIAL IMPACT ON THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS.


















                                   (CONTINUED)
                                      F-10

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1996 AND 1997


NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IN FEBRUARY 1997, THE FASB ALSO ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 129, "DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE" (STATEMENT NO. 129). STATEMENT NO. 129 ESTABLISHES STANDARDS FOR DISCLOSING INFORMATION ABOUT ENTITY'S CAPITAL STRUCTURE AND APPLIES TO ALL ENTITIES. STATEMENT NO. 129 CONTINUES THE PREVIOUS REQUIREMENTS TO DISCLOSE CERTAIN INFORMATION ABOUT AN ENTITY'S CAPITAL STRUCTURE FOUND IN APB OPINIONS NO. 10, "OMNIBUS OPINION -- 1996", AND 15, "EARNINGS PER SHARE", AND FASB STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 27, "DISCLOSURE OF LONG-TERM OBLIGATIONS", FOR ENTITIES THAT WERE SUBJECT TO THE REQUIREMENTS OF APB OPINIONS 10 AND 15 AND STATEMENT NO. 47 AND CONSOLIDATES THEM FOR EASE OF RETRIEVAL AND FOR GREATER VISIBILITY TO NON-PUBLIC ENTITIES. STATEMENT NO. 129 IS EFFECTIVE FOR FINANCIAL STATEMENTS FOR PERIODS ENDING AFTER DECEMBER 15, 1997. THE ADOPTION OF STATEMENT NO. 129 DID NOT HAVE A MATERIAL IMPACT ON THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS.

IN JUNE 1997, THE FASB ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130, "REPORTING COMPREHENSIVE INCOME" (STATEMENT NO. 130). STATEMENT NO. 130 ESTABLISHES STANDARDS FOR REPORTING AND DISPLAY OF COMPREHENSIVE INCOME AND ITS COMPONENTS (REVENUES, EXPENSES, GAINS AND LOSSES) IN A FULL SET OF GENERAL PURPOSE FINANCIAL STATEMENTS. STATEMENT NO. 130 REQUIRES THAT ALL ITEMS THAT ARE REQUIRED TO BE RECOGNIZED UNDER ACCOUNTING STANDARDS AS COMPONENTS OF COMPREHENSIVE INCOME BE REPORTED IN A FINANCIAL STATEMENT THAT IS DISPLAYED WITH THE SAME PROMINENCE AS OTHER FINANCIAL STATEMENTS. IT DOES NOT REQUIRE A SPECIFIC FORMAT FOR THAT FINANCIAL STATEMENT BUT REQUIRES THAT AN ENTITY DISPLAY AN AMOUNT REPRESENTING TOTAL COMPREHENSIVE INCOME FOR THE PERIOD IN THAT FINANCIAL STATEMENT. STATEMENT NO. 130 IS EFFECTIVE FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 1997. RECLASSIFICATION OF FINANCIAL STATEMENTS FOR EARLIER PERIODS PROVIDED FOR COMPARATIVE PURPOSES IS REQUIRED. STATEMENT NO. 130 WILL HAVE NO IMPACT ON THE FINANCIAL CONDITION OR RESULTS OF OPERATIONS OF THE COMPANY, BUT WILL REQUIRE CHANGES IN THE COMPANY'S DISCLOSURE AND PRESENTATION REQUIREMENTS.

NOTE 2:     COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

    EXCESS COSTS AND BILLINGS ARE AS FOLLOWS:

                                                                                      YEARS ENDED DECEMBER 31,


                                                                                      1996                       1997
                                                                                 --------------            ----------

        COSTS INCURRED ON UNCOMPLETED CONTRACTS                                    $17,451,069               $26,167,883
        ESTIMATED EARNINGS                                                           1,612,101                 2,245,274
                                                                                  ------------              ------------

                                                                                    19,063,170                28,413,157

        LESS BILLINGS TO DATE                                                       19,228,653                27,951,246
                                                                                   -----------               -----------

                                                                                  $   (165,483)             $    461,911
                                                                                  ============              ============




                                   (CONTINUED)
                                      F-11

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1996 AND 1997


NOTE 2:     COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS (CONTINUED)

    THE ABOVE AMOUNTS ARE INCLUDED IN THE ACCOMPANYING BALANCE SHEETS AS
        FOLLOWS:

                                                                                                    YEARS ENDED DECEMBER 31,
                                                                                     1996                       1997
                                                                                  --------------             ----------
        COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS
            ON UNCOMPLETED CONTRACTS                                              $    976,681                $1,834,063

        BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS
            ON UNCOMPLETED CONTRACTS                                                (1,142,164)               (1,372,152)
                                                                                  ------------                ----------


                                                                                  $   (165,483)               $  461,911
                                                                                  ============                ==========


NOTE 3:     LAND, BUILDINGS AND EQUIPMENT

    LAND, BUILDINGS AND EQUIPMENT ARE AS FOLLOWS:

                                                         DECEMBER 31,
                                                   1996              1997
                                              ------------           --------

        LAND                                    $   48,255         $   48,255
        BUILDINGS AND IMPROVEMENTS                 227,214            227,214
        VEHICLES AND TRAILERS                      464,866            503,499
        CONSTRUCTION EQUIPMENT                     235,978            213,489
        OFFICE EQUIPMENT AND FURNITURE             108,067            113,099
                                                 ---------          ---------

                                                 1,084,380          1,105,556

           LESS ACCUMULATED DEPRECIATION          (387,744)          (542,015)
                                                  --------          ---------

              NET LAND, BUILDINGS AND EQUIPMENT $ 696,636           $ 563,541
                                                =========           =========

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1996 AND 1997


NOTE 4:     NOTES PAYABLE

    A SUMMARY OF NOTES PAYABLE AT DECEMBER 31, 1996 AND 1997, FOLLOWS:


                                                                                       1996                      1997
                                                                                   ------------            ----------
        10% NOTE PAYABLE TO AN INDIVIDUAL, UNSECURED,

            DUE JANUARY 17, 1998                                                      $ 150,000                  $150,000
                                                                                      =========                  ========


NOTE 5:     LONG-TERM DEBT

    A SUMMARY OF LONG-TERM DEBT AT DECEMBER 31, 1996 AND 1997, FOLLOWS:

                                                                                       1996                      1997
                                                                                  -------------            ----------
        4.9% NOTE PAYABLE TO A CREDIT CORPORATION, PAYABLE IN
            MONTHLY INSTALLMENTS OF $546 INCLUDING

            INTEREST, DUE JUNE 1, 1999, SECURED BY EQUIPMENT                           $ 14,898                    $8,942

        9.5% NOTE PAYABLE TO A CREDIT CORPORATION,
            PAYABLE IN MONTHLY INSTALLMENTS OF $653
            INCLUDING INTEREST, DUE AUGUST 4, 2001,
            SECURED BY VEHICLE                                                           28,615                    23,265

        9.65% NOTE PAYABLE TO A BANK, PAYABLE IN
            MONTHLY INSTALLMENTS OF $807 INCLUDING
            INTEREST, DUE JULY 8, 1999, SECURED BY VEHICLE                               22,057                    14,164

        9.9% NOTE PAYABLE TO A CREDIT CORPORATION, PAYABLE
            IN INSTALLMENTS OF $469 INCLUDING INTEREST, DUE
            JANUARY 2, 2001, SECURED BY VEHICLE                                          18,579                    14,712

        10.0% NOTE PAYABLE TO A CREDIT CORPORATION,
            PAYABLE IN MONTHLY INSTALLMENTS OF $533
            INCLUDING INTEREST, DUE AUGUST 30, 1999,
            SECURED BY EQUIPMENT                                                         15,709                    10,817







                                   (CONTINUED)
                                      F-13

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1996 AND 1997


NOTE 5:     LONG-TERM DEBT (CONTINUED)

                                                                                       1996                      1997
                                                                                  -------------             ---------
        9.5% NOTE PAYABLE TO A CREDIT CORPORATION, PAYABLE IN
            MONTHLY INSTALLMENTS OF $628 INCLUDING

            INTEREST, DUE AUGUST 4, 1999, SECURED BY VEHICLE                           $ 31,632                  $ 26,898

        9.5% NOTE PAYABLE TO A CREDIT CORPORATION,
            PAYABLE IN MONTHLY INSTALLMENTS OF $339
            INCLUDING INTEREST, DUE APRIL 16, 2002,
            SECURED BY VEHICLE                                                                -                    14,191

        6.9% NOTE PAYABLE TO A CREDIT CORPORATION,
            PAYABLE IN MONTHLY INSTALLMENTS OF $617
            INCLUDING INTEREST, DUE MARCH 15, 1997,
            SECURED BY EQUIPMENT                                                          3,644                        -

        7.25% TO 8.75% NOTES PAYABLE TO A BANK,
            PAYABLE IN INSTALLMENTS OF $2,618 INCLUDING
            INTEREST, DUE APRIL 23, 1998, SECURED BY
            VEHICLES AND EQUIPMENT                                                       26,155                     5,195

        PRIME PLUS 1% (10%) NOTE PAYABLE TO A BANK,
            PAYABLE IN MONTHLY INSTALLMENTS OF $1,300 PLUS
            INTEREST, DUE JUNE 25, 1998, SECURED BY REAL ESTATE                         119,596                   102,696

        9.5% NOTE PAYABLE TO A CREDIT CORPORATION, PAYABLE
            IN MONTHLY INSTALLMENTS OF $339 INCLUDING INTEREST,
            DUE APRIL 16, 2002, SECURED BY VEHICLE                                            -                    14,162

        9.5% NOTE PAYABLE TO A CREDIT CORPORATION, PAYABLE
            IN MONTHLY INSTALLMENTS OF $633 INCLUDING INTEREST,
            DUE JUNE 26, 2000, SECURED BY VEHICLE                                        22,038                    16,485

        9.5% NOTE PAYABLE TO A CREDIT CORPORATION, PAYABLE
            IN MONTHLY INSTALLMENTS OF $648 INCLUDING INTEREST,
            DUE OCTOBER 20, 2000, SECURED BY VEHICLE                                     24,175                    18,453

        9.55% NOTE PAYABLE TO A BANK, PAYABLE IN
            MONTHLY INSTALLMENTS OF $428 INCLUDING
            INTEREST, DUE AUGUST 25, 1999, SECURED
            BY VEHICLE                                                                   11,365                     8,236


                                   (CONTINUED)
                                      F-14

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1996 AND 1997


NOTE 5:     LONG-TERM DEBT (CONTINUED)

                                                                                       1996                      1997
                                                                                  -------------              --------
        9.5% NOTE PAYABLE TO A CREDIT CORPORATION, PAYABLE
            IN MONTHLY INSTALLMENTS OF $655 INCLUDING INTEREST,

            DUE JANUARY 15, 1999, SECURED BY VEHICLE                                   $ 14,768                 $   9,318

        9.95% NOTE PAYABLE TO A CREDIT CORPORATION, PAYABLE
            IN MONTHLY INSTALLMENTS OF $643 INCLUDING INTEREST,
            DUE DECEMBER 1, 2000, SECURED BY VEHICLE                                     24,504                    18,981

        12% NOTE PAYABLE TO THE TEXAS STATE TREASURER, PAYABLE
            IN MONTHLY INSTALLMENTS OF $25,000 INCLUDING
            INTEREST, DUE DECEMBER 24, 1998                                             527,196                   276,996

        10.0% NOTE PAYABLE TO A CREDIT CORPORATION, PAYABLE IN
            MONTHLY INSTALLMENTS OF $1,010 INCLUDING INTEREST,
            DUE JULY 15, 1998, SECURED BY EQUIPMENT                                      17,609                     3,451

        10.0% NOTE PAYABLE TO A CREDIT CORPORATION, PAYABLE
            IN MONTHLY INSTALLMENTS OF $762 INCLUDING INTEREST,
            DUE SEPTEMBER 1, 1998, SECURED BY EQUIPMENT                                  15,157                     4,039
                                                                                      ---------                 ---------

                                                                                        937,697                   591,001

                LESS CURRENT INSTALLMENTS                                               374,443                   380,769
                                                                                       --------                  --------

                                                                                       $563,254                  $210,232
                                                                                       ========                  ========


    AGGREGATE MATURITIES OF LONG-TERM DEBT FOR THE FIVE YEARS ENDING DECEMBER 31, 2002, ARE AS FOLLOWS:

                           1998                                      $380,769
                           1999                                        90,170
                           2000                                        50,343
                           2001                                        27,184
                           2002                                        17,840
                         THEREAFTER                                    24,695

                                                                     $591,001

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1996 AND 1997


NOTE 6:     LEASE OBLIGATIONS

    THE COMPANY LEASES EQUIPMENT UNDER OPERATING LEASES THAT EXPIRE OVER THE NEXT THREE YEARS. THE FOLLOWING IS A SCHEDULE BY YEAR OF FUTURE MINIMUM RENTAL PAYMENTS REQUIRED UNDER THESE OPERATING LEASES AS OF DECEMBER 31, 1997:

                           1998                                  $11,184
                           1999                                    8,364
                           2000                                      289
                                                                --------
                                                                 $19,837

    FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997, THE LEASE PAYMENTS AGGREGATED $13,326 AND 14,984, RESPECTIVELY.

NOTE 7:     MAJOR CUSTOMERS AND RISK CONCENTRATION

    IN 1997, THE COMPANY DERIVED APPROXIMATELY 59% OF ITS REVENUE FROM SIX (6) CUSTOMERS WHILE IN 1996, THE COMPANY DERIVED APPROXIMATELY 63% OF ITS REVENUE FROM FIVE (5) CUSTOMERS.

    THE COMPANY GRANTS CREDIT, GENERALLY WITHOUT COLLATERAL, TO ITS CUSTOMERS, WHICH ARE LOCATED PRIMARILY WITHIN THE FORTY-EIGHT CONTIGUOUS UNITED STATES. MANAGEMENT BELIEVES THAT IT'S CONTRACT ACCEPTANCE, BILLING AND COLLECTION POLICIES ARE ADEQUATE TO MINIMIZE POTENTIAL CREDIT RISKS.

    AT DECEMBER 31, 1996 AND 1997, THE COMPANY HAD DEPOSITS AGGREGATING $595,335 AND $1,275,602, RESPECTIVELY WITH A BANK. SUCH DEPOSITS EXCEED THE FEDERAL DEPOSIT INSURANCE CORPORATION'S INSURANCE COVERAGE.

    THE CARRYING AMOUNTS OF ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE, NOTES PAYABLE, AND LONG TERM DEBT APPROXIMATE THEIR FAIR VALUES.


NOTE 8:     CONTINGENCIES

    THE COMPANY HAS ENTERED INTO GUARANTEE ARRANGEMENTS ON CONTRACTS IN THE ORDINARY COURSE OF BUSINESS. THE GUARANTEE PERIOD IS GENERALLY ONE YEAR. COST OF REPAIRS ON GUARANTEE ARRANGEMENTS CANNOT BE REASONABLY ESTIMATED. WARRANTY COSTS INCURRED FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997, WERE $14,343 AND $31,304, RESPECTIVELY.

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

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1996 AND 1997


NOTE 9:     TEMPORARY INVESTMENTS

    THE COMPANY PARTICIPATES IN TRADING PUBLICLY TRADED EQUITY SECURITIES. AT DECEMBER 31, 1996 AND 1997, THE TEMPORARY INVESTMENT SECURITIES WERE AS
    FOLLOWS:

                                                                        GROSS             GROSS
                                                                      UNREALIZED        UNREALIZED            FAIR
             BALANCE SHEET DATE                       COST              GAINS             LOSSES              VALUE

        DECEMBER 31, 1996                             $21,217       $          -          $19,713             $ 1,504

        DECEMBER 31, 1997                            $214,322             $1,415          $73,204            $142,533

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


NOTE 11:        ACCRUED EXPENSES

    ACCRUED EXPENSES WERE COMPRISED OF THE FOLLOWING AT DECEMBER 31, 1996 AND 1997:

                                         1996                 1997
                                      ------------          -------

        SALES TAX                       $583,504            $609,675
        SALARIES                          68,299              33,451
        STATE TAXES                       49,244              40,000
        OTHER                             18,702               2,596
                                        --------           ---------

                                        $719,749            $685,722
                                        ========            ========

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1996 AND 1997


NOTE 12:        INCOME TAXES

    TOTAL INCOME TAX BENEFIT (EXPENSE) IS LESS THAN THE AMOUNT COMPUTED BY MULTIPLYING EARNINGS BEFORE INCOME TAXES BY THE STATUTORY FEDERAL INCOME TAX RATE. THE REASON FOR THESE DIFFERENCES AND THE RELATED TAX EFFECTS ARE:

                                                                    1997

            TAX (EXPENSE) AT STATUTORY RATES (34%)              $(302,974)
            DIFFERENCES RESULTING FROM NONDEDUCTIBLE
                EXPENSES AND OTHER                                 (3,226)

                TOTAL INCOME TAX (EXPENSE)                      $(306,200)

    THE COMPANY'S TOTAL DEFERRED TAX ASSETS, DEFERRED TAX LIABILITIES, AND DEFERRED TAX ASSET VALUATION ALLOWANCES AT DECEMBER 31, 1997, ARE AS
    FOLLOWS:

            TOTAL DEFERRED TAX ASSETS                        $1,817,176
            LESS VALUATION ALLOWANCE                               -

                                                              1,817,176
            TOTAL DEFERRED TAX LIABILITIES                       40,636

                NET DEFERRED TAX ASSET                       $1,776,540

    THE DEFERRED TAX ASSETS HAVE BEEN RECORDED BASED ON A NET OPERATING LOSS CARRYFORWARD FROM SALE OF DISCONTINUED OPERATIONS AND LOSS FROM DISCONTINUED OPERATIONS. MANAGEMENT DOES NOT DEEM A VALUATION NECESSARY DUE TO EXPECTED PROFITS IN FUTURE YEARS.

    THOSE AMOUNTS HAVE BEEN PRESENTED IN THE COMPANY'S FINANCIAL STATEMENTS AS
FOLLOWS:

                                               CURRENT         NONCURRENT

            DEFERRED TAX ASSET                $350,000         $1,467,176
            DEFERRED TAX LIABILITY                   -            (40,636)
                                           -----------         ----------

                NET DEFERRED TAX ASSET        $350,000         $1,426,540
                                              ========         ==========

    FOR BOOK AND TAX RETURN PURPOSES, THE COMPANY HAS APPROXIMATELY $4,640,000 AND $5,383,000, RESPECTIVELY, OF NET OPERATING LOSS CARRYFORWARDS AS OF DECEMBER 31, 1997, WHICH EXPIRE BEGINNING 2011.

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1996 AND 1997


NOTE 13:        STOCK OPTIONS PLANS

    IN SEPTEMBER, 1995, THE COMPANY ESTABLISHED THE "1995 INCENTIVE STOCK OPTION PLAN" (THE "PLAN") TO ENCOURAGE OWNERSHIP IN THE COMPANY'S COMMON STOCK BY CERTAIN OFFICERS, DIRECTORS, EMPLOYEES AND ADVISORS. THE COMPANY HAS RESERVED TWO HUNDRED THOUSAND (200,000) AUTHORIZED BUT UNISSUED SHARES OF COMMON STOCK, $.01 PAR VALUE FOR ISSUANCE IN CONNECTION WITH ITS PLAN. THE PLAN WILL BE ADMINISTERED BY THE COMPENSATION COMMITTEE APPOINTED BY THE BOARD OF DIRECTORS. IN MAKING ANY DETERMINATION AS TO PERSONS TO WHOM OPTIONS SHALL BE GRANTED AND AS TO THE NUMBER OF SHARES TO BE COVERED BY SUCH OPTIONS, THE COMPENSATION COMMITTEE SHALL TAKE INTO ACCOUNT THE DUTIES AND RESPONSIBILITIES OF THE RESPECTIVE OFFICERS, DIRECTORS, EMPLOYEES, OR ADVISORS, THEIR CURRENT AND POTENTIAL CONTRIBUTIONS TO THE SUCCESS OF THE COMPANY AND SUCH OTHER FACTORS AS THE COMPENSATION COMMITTEE SHALL DEEM RELEVANT IN CONNECTION WITH ACCOMPLISHING THE PURPOSE OF THE PLAN. NO OPTIONS HAVE BEEN GRANTED UNDER THE PLAN AS OF DECEMBER 31, 1997.

    IN SEPTEMBER 1995, THE COMPANY ESTABLISHED THE "OUTSIDE DIRECTORS STOCK OPTION PLAN" (THE "DIRECTORS PLAN") WHICH IS TO PROVIDE INCENTIVES FOR DIRECTORS TO PROMOTE THE SUCCESS OF THE COMPANY AND TO REMAIN AS OUTSIDE DIRECTORS. THE COMPANY HAS RESERVED FIFTY THOUSAND (50,000) AUTHORIZED BUT UNISSUED SHARES OF COMMON STOCK, $.01 PAR VALUE FOR PURPOSES OF THE DIRECTORS PLAN. THE DIRECTORS PLAN WILL BE ADMINISTRATED BY THE STOCK OPTION COMMITTEE ("OPTIONS COMMITTEE") APPOINTED BY THE BOARD OF DIRECTORS. IN MAKING ANY DETERMINATION AS TO OUTSIDE DIRECTORS TO WHOM OPTIONS SHALL BE GRANTED, AND AS TO THE NUMBER OF SHARES TO BE COVERED BY SUCH OPTIONS, THE OPTIONS COMMITTEE SHALL TAKE INTO ACCOUNT THE DUTIES AND RESPONSIBILITIES OF THE RESPECTIVE OUTSIDE DIRECTORS, THEIR CURRENT AND POTENTIAL CONTRIBUTIONS TO THE SUCCESS OF THE COMPANY, THE TIME DEVOTED BY SUCH OUTSIDE DIRECTORS TO MATTERS PERTAINING TO THE COMPANY, AND SUCH OTHER FACTORS AS THE OPTIONS COMMITTEE SHALL DEEM RELEVANT IN CONNECTION WITH ACCOMPLISHING THE PURPOSE OF THE PLAN. NO OPTIONS HAVE BEEN GRANTED UNDER THE DIRECTORS PLAN AS OF DECEMBER 31, 1997.

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

        - $12,000 ANNUAL FEE, PAYABLE IN MONTHLY INSTALLMENTS PLUS OUT OF POCKET EXPENSES.

        -   TWO YEAR PERIOD FROM DATE OF EXECUTION OF AGREEMENT.

        -   CONSULTING SERVICES WILL INCLUDE:

            A. SHAREHOLDER RELATIONS, INCLUDING PREPARATION OF ANNUAL REPORTS AND NEWS RELEASES.

            B.  LONG-TERM FINANCING PLANNING.

            C.  CAPITAL STRUCTURE, ACQUISITIONS AND EXPANSION.
                                   (CONTINUED)
                                      F-19

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1996 AND 1997


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


NOTE 15:        BUSINESS SEGMENT REPORTING

    THE COMPANY HAS THREE (3) PRIMARY BUSINESS SEGMENTS WHICH ARE:

        - CONSTRUCTION

        - SECURITIES TRADING

        - ENTERTAINMENT FACILITY

    THE FOLLOWING SUMMARIZES THE OPERATION BY BUSINESS SEGMENT:

                                                                                                    YEAR ENDED
                                                                                                   DECEMBER 31,
                                                                                           1996                1997
                                                                                      --------------       --------

        REVENUES
            CONSTRUCTION                                                                $47,438,930       $47,993,287
            SECURITIES TRADING                                                             $(22,906)         $(62,157)

        OPERATING PROFIT (LOSS)
            CONSTRUCTION                                                                 $2,490,249        $2,439,046
            SECURITIES TRADING                                                             $(22,906)         $(62,157)

        CAPITAL EXPENDITURES
            CONSTRUCTION                                                                   $219,425           $48,101
            ENTERTAINMENT FACILITY                                                       $1,983,864                 -





                                   (CONTINUED)
                                      F-20

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                           DECEMBER 31, 1996 AND 1997


NOTE 15:        BUSINESS SEGMENT REPORTING (CONTINUED)

                                                                                                    YEAR ENDED
                                                                                                              DECEMBER 31,
                                                                                           1996                1997
                                                                                      --------------       --------
        DEPRECIATION
            CONSTRUCTION                                                                   $147,534          $159,400
            ENTERTAINMENT FACILITY                                                         $373,222                 -

        IDENTIFIABLE ASSETS
            CONSTRUCTION                                                                $12,731,523       $12,475,383
            SECURITIES TRADING                                                               $1,503          $142,533

NOTE 16:        QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        INCOME (LOSS) BEFORE            NET INCOME              NET INCOME
            1997                  REVENUES                   INCOME TAXES                (LOSS)                 PER SHARE
        ----------             -------------           ---------------------         -------------             ----------
        DECEMBER                $17,572,158                        $474,566              $308,366                    $.08
        SEPTEMBER                12,353,343                         458,709               304,209                     .07
        JUNE                      9,373,868                          95,036                63,636                     .01
        MARCH                     8,693,918                        (137,211)              (91,311)                   (.02)

           1996


        DECEMBER               $ 15,532,920                     $  (149,455)           $  (99,652)                  $(.03)
        SEPTEMBER                16,078,943                       1,201,638               787,689                     .22
        JUNE                      9,022,323                         (31,052)              (19,288)                   (.01)
        MARCH                     6,804,744                        (243,852)             (160,942)                   (.04)




                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Gibbs Construction, Inc.

                                         By:      /s/ Danny R. Gibbs
                                               Danny R. Gibbs, President and
                                               Chief Financial Officer

                                       Date:    March 26, 1998

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                              Date


/s/ Danny R. Gibbs                Director                      March 26, 1998
--------------------
Danny R. Gibbs


/s/ Tony G. Gibbs                 Director                      March 26, 1998
-------------------
Tony G. Gibbs


                                 Director                       March 26, 1998
Dennis T. Mitchell