Form 10-Q
period 1998-03-31
GIBBS CONSTRUCTION INC
filed 1998-05-15
CIK 1001463

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number 0-9352

                            Gibbs Construction, Inc.
        (Exact name of small business issuer as specified in its charter)

          Texas                                           75-2095676
(State or other jurisdiction of                (IRS Employer Identification No)
incorporation or organization)

     1855 Wall Street, Garland, TX                           75041
(Address of principal executive offices)                  (Zip Code)

                                 (972) 278-3433
                         (Registrant's telephone number)

--------------------------------------        ----------------------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.



                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                  March 31,          December 31,
                                                                                   1998                  1997
                                                                            ---------------         -------------
                                                                                (Unaudited)
CURRENT ASSETS
    Cash                                                                   $             -          $    438,445
    Temporary Investments                                                          141,119               142,533
    Accounts Receivable
        Trade                                                                    7,633,632             7,662,445
        Costs and Estimated Earnings in Excess of
            Billings on Uncompleted Contracts                                    1,785,766             1,834,063
    Prepaid Expenses                                                                74,115                82,309
    Deferred Tax Asset                                                             334,225               350,000
                                                                              ------------          ------------

            TOTAL CURRENT ASSETS                                                 9,968,857            10,509,795
                                                                              ------------           -----------

LAND, BUILDINGS AND EQUIPMENT                                                    1,107,445             1,105,556
        Less Accumulated Depreciation                                             (578,015)             (542,015)
                                                                               ------------         ------------

            NET LAND, BUILDINGS AND EQUIPMENT                                      529,430               563,541
                                                                              ------------          ------------
OTHER ASSETS
    Receivables From Affiliates and Employees                                      125,870               118,040
    Deferred Tax Asset                                                           1,426,540             1,426,540
                                                                              ------------          ------------

            TOTAL OTHER ASSETS                                                   1,552,410             1,544,580
                                                                              ------------          ------------

            TOTAL ASSETS                                                       $12,050,697           $12,617,916
                                                                               ===========           ===========










                                   (Continued)

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  March 31,             December 31,
                                                                                   1998                     1997
                                                                              -------------           --------------
                                                                                (Unaudited)
CURRENT LIABILITIES
    Cash Overdraft                                                            $    327,191          $          -
    Notes Payable                                                                  150,000               150,000
    Current Installments of Long-Term Debt                                         215,538               380,769
    Accounts Payable                                                             7,118,440             7,482,475
    Accrued Expenses                                                               651,856               685,722
    Billings in Excess of Costs and Estimated Earnings on
        Uncompleted Contracts                                                    1,032,727             1,372,152
    Payable to Stockholders                                                        420,745               422,245
                                                                              ------------          ------------

            TOTAL CURRENT LIABILITIES                                            9,916,497            10,493,363

LONG-TERM DEBT - Excluding Current Installments                                    189,209               210,232
                                                                              ------------          ------------

            TOTAL LIABILITIES                                                   10,105,706            10,703,595
                                                                               -----------           -----------

STOCKHOLDERS' EQUITY
    Common Stock of $.01 Par Value.  Authorized 7,500,000
        Shares; Issued and Outstanding 4,000,000 Shares                             40,000                40,000
    Paid-In-Capital                                                              4,907,272             4,907,272
    Retained (Deficit)                                                          (3,002,281)           (3,032,951)
                                                                               ------------           ------------

            TOTAL STOCKHOLDERS' EQUITY                                           1,944,991             1,914,321
                                                                              ------------          ------------

            TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                                           $12,050,697           $12,617,916
                                                                               ===========           ===========











                    The accompanying note is an integral part
                   of these consolidated financial statements

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                        For the Three Months Ended
                                                                                                March 31,
                                                                                 ---------------------------------------
                                                                                      1998                      1997
                                                                                 ----------------           ------------

CONSTRUCTION REVENUES                                                              $11,463,976               $8,693,918

COST OF CONSTRUCTION                                                                11,026,551               (8,481,834)
                                                                                   -----------                ----------

            GROSS PROFIT                                                               437,425                  212,084

GENERAL AND ADMINISTRATIVE EXPENSES                                                    372,392                  327,415
                                                                                  ------------                ----------

            INCOME (LOSS) BEFORE OTHER
                INCOME (EXPENSE)                                                        65,033                 (115,331)

OTHER INCOME (EXPENSE)
    (Loss) on Temporary Investments Transactions                                             -                     (540)
    Interest Income                                                                      2,503                       64
    Interest Expense, net of capitalized interest                                      (21,091)                 (25,455)
    Other                                                                                    -                    6,268
                                                                               ---------------               -----------

            INCOME (LOSS) BEFORE INCOME TAXES                                           46,445                 (134,994)

INCOME TAX (EXPENSE) BENEFIT                                                           (15,775)                  45,900
                                                                                 -------------                ----------

NET INCOME (LOSS)                                                                 $     30,670               $  (89,094)
                                                                                  ============                 =========

INCOME (LOSS) PER SHARE                                                         $         0.01              $     (0.02)
                                                                                ==============              ============

WEIGHTED AVERAGE NUMBER OF SHARES                                                    4,000,000                 4,000,000
                                                                                     =========                 =========











                    The accompanying note is an integral part
                   of these consolidated financial statements

                                   (Continued)

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                             Common Stock
                                                         --------------------                 Retained
                                                   Number                   Paid-In           Earnings
                                                 of Shares      Amount      Capital          (Deficit)            Total
                                              ------------  ---------- --------------      ------------        -----------

BALANCE, DECEMBER 31, 1996                       4,000,000     $40,000     $4,907,272       $(3,617,851)       $1,329,421

    1997 Net Income                                      -           -              -           584,900           584,900
                                              ------------  ---------- --------------      ------------        -----------

BALANCE, DECEMBER 31, 1997                       4,000,000     40,000       4,907,272        (3,032,951)        1,914,321

    1997 Net Income (Unaudited)                         -           -               -            30,670            30,670
                                              -----------  ----------  --------------      ------------        -----------

BALANCE, MARCH 31, 1998                          4,000,000    $40,000      $4,907,272       $(3,002,281)       $1,944,991
                                                 =========    =======      ==========        ===========        ==========
































                    The accompanying note is an integral part
                   of these consolidated financial statements

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                         -------------------------
                                                                                       1998                        1997
                                                                                  --------------               ------------

CASH FLOW FROM OPERATING ACTIVITIES
    Net Income (Loss)                                                                  $ 30,670                $   (89,094)
    Adjustments to Reconcile Net Income (Loss) to Net Cash
        From Operating Activities
            Depreciation                                                                 36,000                     35,999
            Loss on Temporary Investments Transactions                                        -                        540
            Deferred Taxes                                                               15,775                    (45,900)
    Changes in Current Assets and Liabilities
            Decrease in Accounts Receivable                                              28,813                  3,577,300
            (Increase) Decrease in Billings Related to Cost
                and Earnings on Uncompleted Contracts                                  (291,128)                    24,605
            Decrease in Prepaid Expenses                                                  8,194                          -
            (Decrease) in Accounts Payable                                             (364,035)                (3,650,868)
            (Decrease) in Accrued Expenses                                              (33,866)                   (31,252)
    Proceeds from Sale of Temporary Investments                                           1,414                          -
                                                                                      ---------                 -----------
                NET CASH FLOW (USED) BY
                   OPERATING ACTIVITIES                                                (568,163)                  (178,670)
                                                                                       --------                  ----------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of Equipment                                                                (1,889)                    (8,792)
    Decrease in Other Assets                                                             (7,830)                    81,524
                                                                                       ---------                -----------

                NET CASH FLOW (USED) PROVIDED
                   IN INVESTING ACTIVITIES                                                (9,719)                   72,732
                                                                                       ---------                -----------

CASH FLOW FROM FINANCING ACTIVITIES
    Proceeds from Note Borrowings                                                              -                    70,000
    Repayments of Note Borrowings                                                       (186,254)                 (114,814)
    Changes in Stockholder Receivables                                                    (1,500)                        -
                                                                                       ---------                -----------

                NET CASH FLOW PROVIDED (USED) BY
                   FINANCING ACTIVITIES                                               $ (187,754)               $  (44,814)
                                                                                      ----------                -----------






                    The accompanying note is an integral part
                   of these consolidated financial statements
                                   (Continued)

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                             -------------------------
                                                                                        1998                       1997
                                                                                     -----------                ---------

NET (DECREASE) IN CASH                                                                $(765,636)               $ (150,752)

CASH AT THE BEGINNING OF THE PERIOD                                                     438,445                   124,565
                                                                                      ---------                ----------

CASH AT THE END OF THE PERIOD                                                         $(327,191)               $  (26,187)
                                                                                      =========                ==========

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION
        Cash Paid During  the Year For:
            Interest Expense                                                          $  21,090                $   29,945
                                                                                      =========                ==========




























                    The accompanying note is an integral part
                   of these consolidated financial statements
                                       F-6

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1998 AND 1997


NOTE 1: BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Gibbs Construction, Inc. for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Item 2. Management's Discussion and Analysis of Operations.

    Income from continuing operations was $30,670 for the three month period ended March 31, 1998, compared to a loss of $89,094 for the same period in 1997. This change is attributable to increased revenues in the 1998 period, increased gross margins in the 1998 period when gross margins were approximately 3.8% compared to approximately 2.4% in the 1997 period and lower general and administrative costs as a percentage of revenue in the 1998 period, 3.2% in the 1998 period compared to 3.8% in same period in 1997. The increase in gross margins in the 1998 period reflects the fact that in the earlier year the Company had several contracts with one client where the margins were low or nonexistent. In the first quarter of 1998 the Company lost money on a contract due to subcontractor's nonperformance, but this contract did not result in losses as severe as those in 1997.

    The Company's revenues increased in the first quarter of 1998 by approximately 32% when compared to the first quarter of 1997, to $11,463,976 in 1998 compared to $8,693,918 in 1997. The increase in revenues is attributable to the Company expanding into construction for clients other than national retail chains. During the first quarter of 1998 the Company constructed nursing homes, schools and small hotels in addition to its traditional business of construction for large retail chains.

    General and administrative expenses in the three month period ended March 31, 1998, declined as a percentage of revenue when compared to the same 1997 period although general and administrative costs increased to $372,392 from $327,415 in the earlier period. The increase in amount reflects higher salaries in the later period as well as higher insurance costs and promotional expense.

Liquidity and capital resources

    Although the Company's working capital position improved since the first quarter of 1997, the Company's working capital position has essentially remained unchanged since second quarter of 1997. The Company is seeking to increase its operating capital, particularly cash, to increase its opportunity to expand its business

PART II - OTHER INFORMATION

None

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  Gibbs Construction, Inc.

May 15, 1998                                      /s/ Danny R. Gibbs
                                                  ------------------
                                                  Danny R. Gibbs, President and
                                                  Principal Financial Officer