Form 10-K/A
period 1997-12-31
GIBBS CONSTRUCTION INC
filed 1998-06-12
CIK 1001463

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               Amendment No. 1 to

                                   FORM 10-K/A
    (Mark One)

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
                                             --------------------------


                            Gibbs Construction, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Texas                                  75-2095676
---------------------------------     ------------------------------------------
 (State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)               Identification No.)


         1855 Wall Street, Garland, TX                           75041
-------------------------------------------------     --------------------------
    (Address of principal executive offices)                   (Zip Code)


Issuer's telephone number: (972) 278-3433

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class                            Name of each exchange on
                                                       which registered
    Common Stock                                          Boston Stock Exchange
-------------------------------------------------     --------------------------
    Warrants to purchase Common Stock                     Boston Stock Exchange
-------------------------------------------------     --------------------------


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

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

Overview

         In 1997 the Company returned to its core business, commercial building construction for national retail chains. In 1996 the Company had incurred substantial losses in connection with its operation of the Bronco Bowl, a large entertainment complex which the Company sold in 1996. See "Item 7. Business - General." In 1997 the Company's net profit from operations was $584,900.

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

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With section 16(a) of the Exchange Act.

Executive Officers and Directors

         The directors and executive officers of the Company, and their respective ages and positions held with the Company, are as follows:

Name                                        Age                Position
--------------------------------------------------------------------------------
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

24.1     Power of Attorney

27.1     Financial Data Schedule

                            GIBBS CONSTRUCTION, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997

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

Consolidated Statements of Cash Flows                                  F-6

Notes to Consolidated Financial Statements                             F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Gibbs Construction, Inc. and Subsidiary
Garland, Texas

We have audited the accompanying consolidated balance sheets of Gibbs Construction, Inc. and Subsidiary as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gibbs Construction, Inc. and Subsidiary as of December 31, 1996 and 1997, and the results of its operations and cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.




KILLMAN, MURRELL & COMPANY, P.C.
Dallas, Texas
February 27, 1998

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1997


                                     ASSETS


                                                                                            1996              1997
                                                                                      ---------------   ----------------

CURRENT ASSETS
    Cash                                                                                $    124,565      $    438,445
    Temporary Investments - Note 9                                                             1,503           142,533
    Accounts Receivable
        Trade                                                                              8,596,282         7,662,445
        Costs and Estimated Earnings in Excess of
            Billings on Uncompleted Contracts - Note 2                                       976,681         1,834,063
    Prepaid Expenses                                                                          19,376            82,309
    Deferred Tax Asset - Note 12                                                             510,000           350,000
                                                                                        ------------      ------------

            TOTAL CURRENT ASSETS                                                          10,228,407        10,509,795
                                                                                         -----------       -----------

LAND, BUILDINGS AND EQUIPMENT - Note 3                                                     1,084,380         1,105,556
        Less Accumulated Depreciation                                                       (387,744)         (542,015)
                                                                                        -------------     ------------

            NET LAND, BUILDINGS AND EQUIPMENT                                                696,636           563,541
                                                                                        ------------      ------------

OTHER ASSETS
    Other Assets                                                                               2,454                 -
    Deferred Registration Costs                                                                    -                 -
    Receivables From Affiliates and Employees                                                232,789           118,040
    Deferred Tax Asset - Note 12                                                           1,572,740         1,426,540
                                                                                        ------------      ------------

            TOTAL OTHER ASSETS                                                             1,807,983         1,544,580
                                                                                        ------------      ------------

            TOTAL ASSETS                                                                 $12,733,026       $12,617,916
                                                                                         ===========       ===========
















                          The accompanying notes are an
            integral part of these consolidated financial statements
                                   (Continued)
                                       F-2

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                            1996             1997
                                                                                      ---------------   --------------

CURRENT LIABILITIES
    Notes Payable - Note 4                                                              $    150,000      $    150,000
    Current Installments of Long-Term Debt - Note 5                                          374,443           380,769
    Current Capital Lease Obligations - Note 10                                                    -                 -
    Accounts Payable                                                                       8,047,940         7,482,475
    Accrued Expenses - Note 11                                                               719,749           685,722
    Billings in Excess of Costs and Estimated Earnings on
        Uncompleted Contracts - Note 2                                                     1,142,164         1,372,152
    Payable to Stockholders                                                                  406,055           422,245
                                                                                        ------------      ------------

            TOTAL CURRENT LIABILITIES                                                     10,840,351        10,493,363

LONG-TERM DEBT - Excluding
    Current Installments - Note 5                                                            563,254           210,232

CAPITAL LEASE OBLIGATIONS Excluding Current
    Obligations - Note 10                                                                          -                 -
                                                                                     ---------------   ---------------

            TOTAL LIABILITIES                                                             11,403,605        10,703,595
                                                                                         -----------       -----------

CONTINGENCIES - Notes 6, 7, 8 and 10                                                               -                 -

STOCKHOLDERS' EQUITY  - Note 14
    Common Stock of $.01 Par Value.  Authorized 15,000,000
        Shares; Issued and Outstanding 4,000,000 Shares                                       40,000            40,000
    Additional Paid-In-Capital                                                             4,907,272         4,907,272
    Retained Earnings                                                                     (3,617,851)       (3,032,951)
                                                                                        ------------      ------------

            TOTAL STOCKHOLDERS' EQUITY                                                     1,329,421         1,914,321
                                                                                        ------------      ------------

            TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                                                     $12,733,026       $12,617,916
                                                                                         ===========       ===========











                          The accompanying notes are an
            integral part of these consolidated financial statements
                                       F-3

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                                           1995            1996                1997
                                                                      -------------  ----------------     -------------

CONSTRUCTION REVENUE                                                   $33,336,120       $47,438,930       $47,993,287

COST OF CONSTRUCTION                                                    29,877,494        44,948,681        45,554,241
                                                                       -----------       -----------       -----------

    NET CONSTRUCTION REVENUE                                             3,458,626         2,490,249         2,439,046
                                                                       -----------      ------------      ------------

BRONCO BOWL OPERATING EXPENSES                                            (584,173)                -                 -
                                                                      ------------   ---------------   ---------------

            GROSS PROFIT                                                 2,874,453         2,490,249         2,439,046

GENERAL AND ADMINISTRATIVE EXPENSES                                       (903,294)       (1,574,416)       (1,368,957)
                                                                      ------------      ------------      ------------

            INCOME BEFORE OTHER INCOME (EXPENSE)                         1,971,159           915,833         1,070,089

OTHER INCOME (EXPENSE)
    Gain (Loss) on Disposal of Equipment                                    (7,959)           (1,623)            9,140
    Gain (Loss) on Temporary Investments Transactions                      446,596           (22,906)          (62,157)
    Interest Income                                                          5,042            22,215            23,566
    Interest Expense                                                        (1,895)          (86,628)         (155,347)
    Other                                                                      392            12,492             5,809
                                                                     -------------     -------------     -------------

            INCOME BEFORE INCOME TAXES                                   2,413,335           839,383           891,100

INCOME TAX (EXPENSE) - Note 1 and Note 12                                        -          (293,000)         (306,200)
                                                                    --------------      ------------      ------------

INCOME FROM CONTINUING OPERATIONS                                        2,413,335           546,383           584,900

DISCONTINUED OPERATIONS
    (Loss) From Discontinued Operations                                          -        (1,186,114)                -
    (Loss) on Disposal of Subsidiary                                             -        (3,483,103)                -
                                                                    --------------      ------------   ---------------

            NET INCOME (LOSS)                                          $ 2,413,335      $ (4,122,834)     $    584,900
                                                                       ===========      ============      ============

INCOME (LOSS) PER SHARE
    Continuing Operations                                                             $         0.14     $        0.14
    Discontinued Operations                                                                    (1.21)                -
                                                                                      --------------    --------------
                                                                                      $        (1.07)    $        0.14
                                                                                      ==============     =============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                                                     3,846,154         4,000,000
                                                                                        ============      ============

PRO FORMA DATA
    Historical Income Before Income Taxes                               $2,413,335
    Pro Forma Provision for Income Taxes                                   820,500
                                                                       -----------
    Pro Forma Net Income                                                $1,592,835
                                                                        ==========
    Pro Forma Net Income Per Common Share                                     $.53
                                                                              ====
    Weighted Average Number of Common Shares Outstanding                 3,000,000
                                                                         =========

                          The accompanying notes are an
            integral part of these consolidated financial statements
                                       F-4

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997



                                                                Common Stock
                                                    Number                     Paid-In        Retained
                                                of Shares        Amount        Capital         Earnings          Total
                                            -------------   ----------    -------------     ------------      -----------

BALANCE, DECEMBER 31, 1994                      3,000,000      $30,000    $           -     $    639,156      $   669,156

    1995 Net Income                                     -            -                -        2,413,335        2,413,335

    Distributions                                       -            -                -         (328,172)        (328,172)
                                            -------------   ----------    -------------     ------------      -----------

BALANCE, DECEMBER 31, 1995                      3,000,000       30,000                -        2,724,319        2,754,319

    Sale of Common Shares
        January 1996                            1,000,000       10,000        3,712,500                -        3,722,500

    Registration Costs, net of
        applicable tax effect                           -            -         (358,948)               -         (358,948)

    "S" Corporation Status Termination                  -            -        1,553,720       (2,219,336)        (665,616)

    1996 Net Loss                                       -            -                -       (4,122,834)      (4,122,834)
                                            -------------   ----------   --------------     ------------      -----------

BALANCE, DECEMBER 31, 1996                      4,000,000       40,000        4,907,272       (3,617,851)       1,329,421

    1997 Net Income                                     -            -                -          584,900          584,900
                                            -------------   ----------   --------------     ------------      -----------

BALANCE, DECEMBER 31, 1997                      4,000,000      $40,000       $4,907,272      $(3,032,951)      $1,914,321
                                                =========      =======       ==========      ============      ==========

















                          The accompanying notes are an
            integral part of these consolidated financial statements
                                       F-5

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997

                                                                           1995                1996              1997
                                                                      ------------       ----------------  ---------------

CASH FLOW FROM OPERATING ACTIVITIES
    Net Income (Loss)                                                  $2,413,335            $(4,122,834)       $584,900
    Adjustments to Reconcile Net Income (Loss) to Net Cash
        From Operating Activities
            Loss on Sale of Discontinued Operations                             -              3,483,103               -
            Depreciation                                                  113,790                520,756         159,400
            Loss (Gain) on Disposal of Equipment                            7,959                  1,623          (9,140)
            Loss on Temporary Investments Transactions                   (446,596)                22,906          62,157
            Deferred Taxes                                                      -               (323,000)        306,200
    Changes in Current Assets and Liabilities
            (Increase) Decrease in Accounts Receivable                 (1,373,557)            (5,156,893)        933,837
            (Increase) in Inventories                                           -                 (8,259)              -
            (Increase) Decrease in Billings Related to Cost
                and Earnings on Uncompleted Contracts                    (350,342)                45,334        (627,394)
            (Increase) in Prepaid Expenses                                 (1,624)               (72,909)        (62,933)
            Increase (Decrease) in Accounts Payable                     3,147,314              2,787,248        (565,465)
            Increase (Decrease) in Accrued Expenses                       833,376               (246,900)        (34,027)
    Purchase of Temporary Investments                                  (3,682,996)               (20,177)       (302,327)
    Proceeds From Sale of Temporary Investments                         4,105,409                 19,951          99,140
                                                                       ----------          -------------       ---------

                NET CASH FLOW (USED) PROVIDED
                   BY OPERATING ACTIVITIES                              4,766,068             (3,070,051)        544,348
                                                                       ----------           ------------        --------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of Equipment                                                (303,244)              (219,425)        (48,101)
    Bronco Bowl Renovations                                            (4,039,808)            (1,983,864)              -
    Proceeds from Sale of Equipment                                        67,183                  3,500          30,936
    (Increase) Decrease in Other Assets                                  (129,899)               (43,461)        117,203
    Cash Proceeds from Sale of Discontinued Operations                          -                712,456               -
                                                                    -------------          -------------     -----------

                NET CASH FLOW (USED) PROVIDED BY
                   INVESTING ACTIVITIES                                (4,405,768)            (1,530,794)        100,038
                                                                       ----------           ------------        --------

CASH FLOW FROM FINANCING ACTIVITIES
    Deferred Registration Costs                                          (292,627)              (107,358)              -
    Proceeds from Note Borrowings                                         418,128              1,444,334         212,277
    Repayments of Note Borrowings                                        (208,557)              (284,827)       (558,973)
    Repayments of Capital Lease Obligations                                (3,181)                (3,341)              -
    Distributions to Stockholders                                        (328,172)                     -               -
    Sale of Common Stock                                                        -              3,722,500               -
    Changes in Stockholder Receivables                                          -               (110,081)         16,190
                                                                   --------------           ------------       ---------

                NET CASH FLOW PROVIDED (USED)
                    BY FINANCING ACTIVITIES                              (414,409)             4,661,227        (330,506)
                                                                      -----------           ------------        --------



                          The accompanying notes are an
            integral part of these consolidated financial statements
                                       F-6

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                  YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997


                                                                         1995                   1996             1997
                                                                    --------------         --------------   --------------

NET INCREASE (DECREASE) CASH                                          $   (54,109)           $    60,382        $313,880

CASH AT THE BEGINNING OF THE PERIOD                                       118,292                 64,183         124,565
                                                                      -----------            -----------        --------

CASH AT THE END OF THE PERIOD                                         $    64,183             $  124,565        $438,445
                                                                      ===========             ==========        ========

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION
        Cash Paid During  the Year For:
            Interest Expense                                          $    48,096            $    63,425        $155,347
                                                                      ===========            ===========        ========
            Income Taxes                                            $           -            $    50,057     $         -
                                                                    =============            ===========     ===========

SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

        Termination of "S" Corporation Status
            Increase in Payable to Stockholders and Affiliates      $           -             $  665,616     $         -
            Transfer of Retained Earnings to Paid-in-Capital                    -              1,553,720               -
            Reduction in Retained Earnings                                      -             (2,219,336)              -
        Reduction in Deferred Registration Costs                                -                358,948               -
        Registration Costs Offset against Paid-in-Capital                       -               (358,948)              -
        Increase in Capital Lease Obligations                             734,919                634,625               -
        Assets Purchased through Capital Lease                           (734,919)              (634,625)              -
                                                                      -----------             ----------     -----------
                                                                    $           -          $           -     $         -
                                                                    =============          =============     ===========





















                          The accompanying notes are an
            integral part of these consolidated financial statements
                                       F-7

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1996, AND 1997


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

                        DECEMBER 31, 1995, 1996, AND 1997


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

    No significant contributions were made to the plans by the Company in 1995, 1996, or 1997.

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

                        DECEMBER 31, 1995, 1996, AND 1997


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

    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (Statement No. 128), which is required to be adopted for financial statements issued for annual or interim periods after December 15, 1997. The adoption of Statement No. 128 requires a change in the presentation of earnings per share (EPS) to replace primary and fully diluted EPS with a presentation of basic and diluted EPS and to restate EPS for all periods presented. The adoption of Statement No. 128 did not have a material impact on the Company's consolidated financial statements.


















                                   (Continued)
                                      F-10

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1995, 1996, AND 1997


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


NOTE 2:         COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

    Excess costs and billings are as follows:

                                                                                               Years Ended December 31,
                                                                                    1996              1997
                                                                                ------------     ------------

        Costs Incurred on Uncompleted Contracts                                  $17,451,069      $26,167,883
        Estimated Earnings                                                         1,612,101        2,245,274
                                                                                ------------     ------------

                                                                                  19,063,170       28,413,157

        Less Billings to Date                                                     19,228,653       27,951,246
                                                                                 -----------      -----------

                                                                                $   (165,483)    $    461,911
                                                                                ============     ============



                                   (Continued)

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1995, 1996, AND 1997


NOTE 2:         COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
                (Continued)

    The above amounts are included in the accompanying balance sheets as follows:

                                                                                              Years Ended December 31,
                                                                                    1996              1997
                                                                                 -----------       ----------
    Costs and Estimated Earnings in Excess of Billings
        on Uncompleted Contracts                                                 $   976,681       $1,834,063

    Billings in Excess of Costs and Estimated Earnings
        on Uncompleted Contracts                                                  (1,142,164)      (1,372,152)
                                                                                 -----------       ----------

                                                                                 $  (165,483)      $  461,911
                                                                                 ===========       ==========


NOTE 3:         LAND, BUILDINGS AND EQUIPMENT

    Land, buildings and equipment are as follows:

                                                                                                     December 31,
                                                                                    1996             1997
                                                                                   ---------        ---------

        Land                                                                      $   48,255       $   48,255
        Buildings and Improvements                                                   227,214          227,214
        Vehicles and Trailers                                                        464,866          503,499
        Construction Equipment                                                       235,978          213,489
        Office Equipment and Furniture                                               108,067          113,099
                                                                                   ---------        ---------

                                                                                   1,084,380        1,105,556

                Less Accumulated Depreciation                                       (387,744)        (542,015)
                                                                                   ---------        ---------

                   NET LAND, BUILDINGS AND
                       EQUIPMENT                                                   $ 696,636        $ 563,541
                                                                                   =========        =========

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1995, 1996, AND 1997


NOTE 4:         NOTES PAYABLE

    A summary of notes payable at December 31, 1996 and 1997, follows:


                                                                                     1996             1997
                                                                                 ------------   --------------
        10% note payable to an individual, unsecured,
            due January 17, 1998                                                    $ 150,000         $150,000
                                                                                    =========         ========


NOTE 5:         LONG-TERM DEBT

    A summary of long-term debt at December 31, 1996 and 1997, follows:

                                                                                     1996             1997
                                                                                -------------   ---------------
        4.9% note payable to a credit corporation, payable in
            monthly installments of $546 including
            interest, due June 1, 1999, secured by equipment                         $ 14,898           $8,942

        9.5%note   payable   to  a  credit   corporation,   payable  in  monthly
            installments of $653 including interest, due August 4, 2001,
            secured by vehicle                                                         28,615           23,265

        9.65% note payable to a bank, payable in
            monthly installments of $807 including
            interest, due July 8, 1999, secured by vehicle                             22,057           14,164

        9.9% note payable to a credit corporation, payable
            in installments of $469 including interest, due
            January 2, 2001, secured by vehicle                                        18,579           14,712

        10.0%  note  payable  to  a  credit  corporation,   payable  in  monthly
            installments of $533 including interest, due August 30, 1999,
            secured by equipment                                                       15,709           10,817









                                   (Continued)
                                      F-13

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1995, 1996, AND 1997


NOTE 5:         LONG-TERM DEBT (Continued)

                                                                                     1996             1997
                                                                                   -----------     ---------
        9.5% note payable to a credit corporation, payable in
            monthly installments of $628 including
            interest, due August 4, 1999, secured by vehicle                         $ 31,632         $ 26,898

        9.5%note   payable   to  a  credit   corporation,   payable  in  monthly
            installments of $339 including interest, due April 16, 2002,
            secured by vehicle                                                              -           14,191

        6.9%note   payable   to  a  credit   corporation,   payable  in  monthly
            installments of $617 including interest, due March 15, 1997,
            secured by equipment                                                        3,644               -

        7.25% to 8.75%  notes  payable  to a bank,  payable in  installments  of
            $2,618 including interest, due April 23, 1998, secured by
            vehicles and equipment                                                     26,155            5,195

        Prime  plus  1%  (10%)  note  payable  to a  bank,  payable  in  monthly installments of $1,300 plus
            interest, due June 25, 1998, secured by real estate                       119,596          102,696

        9.5% note payable to a credit corporation, payable
            in monthly installments of $339 including interest,
            due April 16, 2002, secured by vehicle                                          -           14,162

        9.5% note payable to a credit corporation, payable
            in monthly installments of $633 including interest,
            due June 26, 2000, secured by vehicle                                      22,038           16,485

        9.5% note payable to a credit corporation, payable
            in monthly installments of $648 including interest,
            due October 20, 2000, secured by vehicle                                   24,175           18,453

        9.55% note payable to a bank,  payable in monthly  installments  of $428 including interest, due August 25, 1999, secured
            by vehicle                                                                 11,365            8,236


                                   (Continued)
                                      F-14

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1995, 1996, AND 1997

NOTE 5:         LONG-TERM DEBT (Continued)

                                                                                     1996             1997
                                                                                    ---------        ---------
        9.5% note payable to a credit corporation, payable
            in monthly installments of $655 including interest,
            due January 15, 1999, secured by vehicle                                 $ 14,768        $   9,318

        9.95% note payable to a credit corporation, payable
            in monthly installments of $643 including interest,
            due December 1, 2000, secured by vehicle                                   24,504           18,981

        12% note payable to the Texas State Treasurer, payable
            in monthly installments of $25,000 including
            interest, due December 24, 1998                                           527,196          276,996

        10.0% note payable to a credit corporation, payable in
            monthly installments of $1,010 including interest,
            due July 15, 1998, secured by equipment                                    17,609            3,451

        10.0% note payable to a credit corporation, payable
            in monthly installments of $762 including interest,
            due September 1, 1998, secured by equipment                                15,157            4,039
                                                                                    ---------        ---------

                                                                                      937,697          591,001

                Less Current Installments                                             374,443          380,769
                                                                                     --------         --------

                                                                                     $563,254         $210,232

    Aggregate maturities of long-term debt for the five years ending December 31, 2002, are as follows:

                           1998                              $380,769
                           1999                                90,170
                           2000                                50,343
                           2001                                27,184
                           2002                                17,840
                         Thereafter                            24,695
                                                             $591,001

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1995, 1996, AND 1997


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
                                                      --------
                                                       $19,837

    For the years ended December 31, 1995, 1996, and 1997, the lease payments aggregated $23,592, $13,326, and 14,984, respectively.

NOTE 7:         MAJOR CUSTOMERS AND RISK CONCENTRATION

    In 1997, the Company derived approximately 59% of its revenue from six (6) customers, in 1996, the Company derived approximately 63% of its revenue from five (5) customers; and in 1995, the Company derived substantially all construction revenues from seven (7) customers.

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


NOTE 8:         CONTINGENCIES

    The Company has entered into guarantee arrangements on contracts in the ordinary course of business. The guarantee period is generally one year. Cost of repairs on guarantee arrangements cannot be reasonably estimated. Warranty costs incurred for the years ended December 31, 1995, 1996, and 1997, were $20,143, $14,343, and $31,304, respectively.

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

                        DECEMBER 31, 1995, 1996, AND 1997


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


NOTE 11:        ACCRUED EXPENSES

    Accrued Expenses were comprised of the following at December 31, 1996 and 1997:

                                                                                1996                 1997
                                                                            ------------          -----------

        Sales Tax                                                               $583,504            $609,675
        Salaries                                                                  68,299              33,451
        State Taxes                                                               49,244              40,000
        Other                                                                     18,702               2,596
                                                                                --------           ---------

                                                                                $719,749            $685,722
                                                                                ========            ========

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1995, 1996, AND 1997


NOTE 12:        INCOME TAXES

    Total income tax benefit (expense) is less than the amount computed by multiplying earnings before income taxes by the statutory Federal income tax rate. The reason for these differences and the related tax effects are:


                                                             1995                1996                 1997
                                                         ------------        -----------           -------
                                   (Pro forma)
            Tax (Expense) at Statutory Rates (34%)          $820,500          $(285,390)          $(302,974)
            Differences Resulting From Nondeductible
                Expenses and Other                                 -             (7,610)             (3,226)
                                                         -----------         ----------          ----------

                TOTAL INCOME TAX (EXPENSE)                  $820,500          $(293,000)          $(306,200)
                                                            ========          =========           =========

    The Company's total deferred tax assets, deferred tax liabilities, and deferred tax asset valuation allowances at December 31, 1997, are as follows:

                                                                               1996                 1997
                                                                          --------------       ---------
            Total Deferred Tax Assets                                        $2,410,000          $1,817,176
            Less Valuation Allowance                                                  -                   -
                                                                          -------------      --------------

                                                                              2,410,000           1,817,176
            Total Deferred Tax Liabilities                                     (327,200)             40,636
                                                                             ----------         -----------

                Net Deferred Tax Asset                                       $2,082,740          $1,776,540
                                                                             ==========          ==========

    The deferred tax assets have been recorded based on a net operating loss carryforward from sale of discontinued operations and loss from discontinued operations. Management does not deem a valuation necessary due to expected profits in future years.

    Those amounts have been presented in the Company's financial statements as follows:

                                                                                 1996                              1997
                                                                  ---------------------------------  ------------------
                                                         Current         Noncurrent         Current         Noncurrent

            Deferred tax asset                           $510,000        $1,572,740         $350,000        $1,467,176
            Deferred tax liability                              -          (327,260)               -           (40,636)
                                                      -----------       -----------      -----------        ----------

                Net deferred tax asset                   $510,000        $1,245,480         $350,000        $1,426,540
                                                         ========        ==========         ========        ==========


    For book and tax return purposes, the Company has approximately $4,640,000 and $5,383,000, respectively, of net operating loss carryforwards as of December 31, 1997, which expire beginning 2011.

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1995, 1996, AND 1997


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

                        DECEMBER 31, 1995, 1996, AND 1997


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


NOTE 15:        BUSINESS SEGMENT REPORTING

    The Company has three (3) primary business segments which are:

        - Construction

        - Securities Trading

        - Entertainment Facility

    The following summarizes the operation by business segment:

                                                                                    Year Ended
                                                                                   December 31,
                                                                   1995             1996               1997
                                                               ------------    --------------      --------

        REVENUES
            Construction                                       $33,336,120       $47,438,930      $47,993,287
            Securities Trading                                    $446,596          $(22,906)        $(62,157)

        OPERATING PROFIT (LOSS)
            Construction                                        $3,458,626        $2,490,249       $2,439,046
            Securities Trading                                    $446,596          $(22,906)        $(62,157)
            Entertainment Facility                               $(584,173)                -                -

        CAPITAL EXPENDITURES
            Construction                                          $303,244          $219,425          $48,101
            Entertainment Facility                              $4,774,727        $1,983,864                -





                                   (Continued)
                                      F-20

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                        DECEMBER 31, 1995, 1996, AND 1997


NOTE 15:        BUSINESS SEGMENT REPORTING (Continued)

                                                                                             Year Ended
                                                                                            December 31,
                                                                  1995              1996               1997
                                                              -------------    --------------      --------
        DEPRECIATION
            Construction                                          $113,790          $147,534         $159,400
            Entertainment Facility                                       -          $373,222                -

        IDENTIFIABLE ASSETS
            Construction                                        $4,989,837       $12,731,523      $12,475,383
            Securities Trading                                      24,183            $1,503         $142,533
            Entertainment Facility                              $6,402,089          $      -      $         -


NOTE 16:        QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        Income (Loss) Before            Net Income              Net Income
            1997                  Revenues                   Income Taxes                (Loss)                 Per Share
        ----------             -------------           ---------------------         -------------             ----------

        December                $17,572,158                        $474,566              $308,366                    $.08
        September                12,353,343                         458,709               304,209                     .07
        June                      9,373,868                          95,036                63,636                     .01
        March                     8,693,918                        (137,211)              (91,311)                   (.02)

           1996

        December               $ 15,532,920                     $  (149,455)           $  (99,652)                  $(.03)
        September                16,078,943                       1,201,638               787,689                     .22
        June                      9,022,323                         (31,052)              (19,288)                   (.01)
        March                     6,804,744                        (243,852)             (160,942)                   (.04)

           1995

        December               $  8,580,897                     $   407,597            $  407,597                   $  .14
        September                10,002,025                       1,028,705             1,028,705                      .34
        June                      9,465,633                         846,596               846,596                      .28
        March                     5,287,565                         130,437               130,437                      .04

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Gibbs Construction, Inc.

                                       By:
                                            Danny R. Gibbs, President and
                                            Chief Financial Officer

                                            Date:    June 9, 1998

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                              Date


Danny R. Gibbs            Director                           June 9, 1998


Tony G. Gibbs             Director                           June 9, 1998



Dennis T. Mitchell        Director                           June 9, 1998



L.W. Reynolds             Director                           June 9, 1998