Form 10-Q
period 1998-06-30
GIBBS CONSTRUCTION INC
filed 1998-08-24
CIK 1001463

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number 0-9352

                            Gibbs Construction, Inc.
        (Exact name of small business issuer as specified in its charter)

           Texas                                         75-2095676
(State or other jurisdiction                             (IRS Employer
of incorporation or organization)                        Identification No.)

1855 Wall Street, Garland, TX                            75041
(Address of principal executive offices)                 (Zip Code)

                                 (972) 278-3433
                         (Registrant's telephone number)

--------------------------------------        ----------------------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             June 30,        December 31,
                                                                               1998              1997
                                                                           ------------      ------------
                                                                            (Unaudited)
CURRENT ASSETS
   Cash                                                                    $    541,464      $    438,445
   Temporary Investments                                                         91,011           142,533
   Accounts Receivable
       Trade                                                                  7,589,096         7,662,445
       Costs and Estimated Earnings in Excess of
         Billings on Uncompleted Contracts                                    1,182,441         1,834,063
   Prepaid Expenses                                                              37,627            82,309
   Deferred Tax Asset                                                           307,350           350,000
                                                                           ------------      ------------

             TOTAL CURRENT ASSETS                                             9,748,989        10,509,795
                                                                           ------------       -----------

LAND, BUILDINGS AND EQUIPMENT                                                 1,114,836         1,105,556
       Less Accumulated Depreciation                                           (614,015)         (542,015)
                                                                           ------------      ------------

             NET LAND, BUILDINGS AND EQUIPMENT                                  500,821           563,541
                                                                           ------------      ------------

OTHER ASSETS
   Receivables From Affiliates and Employees                                    131,260           118,040
   Deferred Tax Asset                                                         1,414,590         1,426,540
                                                                           ------------      ------------

             TOTAL OTHER ASSETS                                               1,545,850         1,544,580
                                                                           ------------      ------------

             TOTAL ASSETS                                                   $11,795,660       $12,617,916
                                                                            ===========       ===========






                                   (Continued)
                                       F-1

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              June 30,        December 31,
                                                                                 1998              1997
                                                                           ------------      ------------
                                                                             (Unaudited)
CURRENT LIABILITIES
   Notes Payable                                                           $    150,000      $    150,000
   Current Installments of Long-Term Debt                                       142,533           380,769
   Accounts Payable                                                           6,843,092         7,482,475
   Accrued Expenses                                                             607,355           685,722
   Billings in Excess of Costs and Estimated Earnings
       on Uncompleted Contracts                                               1,235,416         1,372,152
   Payable to Stockholders                                                      420,745           422,245
                                                                           ------------      ------------

         TOTAL CURRENT LIABILITIES                                            9,399,141        10,493,363

LONG-TERM DEBT - Excluding Current Installments                                 361,439           210,232
                                                                           ------------      ------------

         TOTAL LIABILITIES                                                    9,760,580        10,703,595
                                                                           ------------       -----------

STOCKHOLDERS' EQUITY
   Common Stock of $.01 Par Value.  Authorized 15,000,000
       Shares; Issued and Outstanding 4,000,000 Shares                           40,000            40,000
   Paid-In-Capital                                                            4,907,272         4,907,272
   Retained (Deficit)                                                        (2,912,192)       (3,032,951)
                                                                           ------------      ------------

         TOTAL STOCKHOLDERS' EQUITY                                           2,035,080         1,914,321
                                                                           ------------      ------------

         TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                                           $11,795,660       $12,617,916
                                                                            ===========       ===========








                   The accompanying notes are an integral part of these consolidated financial statements

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS AND OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended June 30,       Six Months Ended June 30,
                                                     1998               1997              1998            1997
                                                  -----------        ----------      -----------       -----------

CONSTRUCTION REVENUES                             $11,821,015        $9,373,868      $23,284,991       $18,067,786

COST OF CONSTRUCTION                               11,227,710         8,912,538       22,254,261        17,394,372
                                                  -----------        ----------      -----------       -----------

       GROSS PROFIT                                   593,305           461,330        1,030,730           673,414
                                                 ------------        ----------      -----------      ------------

GENERAL AND ADMINISTRATIVE
   EXPENSES       383,065                             349,841           755,458          677,256
             ------------                          ----------      ------------     ------------

       INCOME (LOSS) BEFORE OTHER
         INCOME (EXPENSE)                             210,240           111,489          275,272            (3,842)

OTHER INCOME (EXPENSE)
   Gain on Disposal of Equipment                            -             9,140                -             9,140
   (Loss) on Temporary Investments
       Transactions                                   (50,107)                -          (50,107)             (540)
   Interest Income                                          -                 -            2,503                64
   Interest Expense                                   (31,219)          (29,130)         (52,309)          (54,585)
   Other                                                    -               889                -             7,157
                                              ---------------      ------------  ---------------     -------------

       INCOME (LOSS) BEFORE
         INCOME TAXES                                 128,914            92,388          175,359           (42,606)

INCOME TAX (EXPENSE) BENEFIT                         ( 38,825)          (31,400)         (54,600)           14,500
                                                 ------------       -----------    -------------      ------------

       NET INCOME (LOSS)                         $     90,089       $    60,988     $    120,759      $    (28,106)
                                                 ============       ===========     ============      ============

INCOME (LOSS) PER SHARE                         $         .02      $        .01   $          .03     $        (.01)
                                                =============      ============   ==============     =============

WEIGHTED AVERAGE
   NUMBER OF SHARES                                 4,000,000         4,000,000        4,000,000         4,000,000
                                                  ===========        ==========     ============       ===========







                   The accompanying notes are an integral part of these consolidated financial statements

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Six Months Ended June 30,
                                                                          -----------------------------------
                                                                              1998                   1997
                                                                          ---------            --------------
CASH FLOW FROM OPERATING ACTIVITIES
    Net Income (Loss)                                                      $120,759               $   (28,106)
    Adjustments to Reconcile Net Income (Loss)
        to Net Cash From Operating Activities
            Depreciation                                                     72,000                    74,320
            (Gain) on Disposal of Equipment                                       -                    (9,140)
            (Gain) Loss on Temporary
              Investments Transactions                                       50,107                       540
            Deferred Taxes                                                   54,600                   (14,500)
    Changes in Current Assets and Liabilities
        Decrease in Accounts Receivable                                      73,349                 3,672,713
        Decrease in Billings Related to Cost and
            Earnings on Uncompleted Contracts                               514,886                   164,895
        Decrease in Prepaid Expenses                                         44,682                         -
        (Decrease) in Accounts Payable                                     (639,383)               (3,546,691)
        (Decrease) in Accrued Expenses                                      (78,367)                  (66,383)
    Purchase of Temporary Investments                                             -                  (105,035)
    Proceeds from Sale of Temporary Investments                               1,415                         -
                                                                          ---------            --------------

            NET CASH FLOW PROVIDED
               BY OPERATING ACTIVITIES                                      214,048                   142,613
                                                                           --------               -----------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of Equipment                                                    (9,280)                  (43,068)
    Proceeds from Disposal of Equipment                                           -                    30,936
    (Increase) in Other Assets                                              (13,220)                        -
                                                                           --------            --------------

            NET CASH FLOW (USED) IN
               INVESTING ACTIVITIES                                         (22,500)                  (12,132)
                                                                           --------               -----------

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                  Six Months Ended June 30,
                                                                          -----------------------------------
                                                                              1998                   1997
                                                                          ---------            --------------
CASH FLOW FROM FINANCING ACTIVITIES
    Proceeds from Notes Borrowings                                        $ 350,000                 $ 167,277
    Repayments of Notes Borrowings                                         (437,029)                 (239,024)
    Changes in Stockholder Receivables                                       (1,500)                   (2,000)
                                                                         ----------                ----------

            NET CASH FLOW (USED)
              BY FINANCING ACTIVITIES                                       (88,529)                  (73,747)
                                                                         ----------                ----------

NET INCREASE IN CASH                                                        103,019                    56,734

CASH AT THE BEGINNING OF
    THE PERIOD                                                              438,445                   124,565
                                                                          ---------                 ---------

CASH AT THE END OF THE PERIOD                                             $ 541,464                 $ 181,299
                                                                          =========                 =========

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION
        Cash Paid During the Year For:
            Interest Expense                                              $  52,309                 $  54,585
                                                                          =========                 =========











                   The accompanying notes are an integral part of these consolidated financial statements

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Note 1: BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Gibbs Construction, Inc. for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Item 2. Management's Discussion and Analysis of Operations.

Six Months Ended June 30, 1998 compared to Six Months Ended June 30,1997

Income from continuing operations was $120,759 for the six month period ended June 30, 1998, compared to a loss of $28,106 for the same period in 1997. This change is attributable to increased revenues in the 1998 period, increased gross margins in the 1998 period when gross margins were approximately 4.4% compared to approximately 3.7% in the 1997 period and lower general and administrative costs as a percentage of revenue in the 1998 period, 3.2% in the 1998 period compared to 3.7% in same period in 1997. The increase in gross margins in the 1998 period reflects the fact that in the earlier year the Company had several contracts with one client where the margins were low or nonexistent. Although the Company experienced some contracts in the first half of 1998 in which the Company lost money due to subcontractor, these contracts did not result in losses as severe as those in 1997.

The Company's revenues increased in the first half of 1998 by approximately 29% when compared to the first half of 1997, to $23,284,991 in 1998 compared to $18,067,786 in 1997. The increase in revenues is attributable to the Company expanding into construction for clients other than national retail chains. During the first half of 1998 the Company constructed nursing homes, schools and small hotels in addition to its traditional business of construction for large retail chains.

General and administrative expenses in the six month period ended June 30, 1998, declined as a percentage of revenue when compared to the same 1997 period although general and administrative costs increased to $755,458 from $677,256 in the earlier period. The increase in amount reflects higher salaries in the later period as well as higher insurance costs.

Three Months Ended June 30, 1998 compared to Three Months Ended June 30,1997

Net income for the three months ended June 30, 1998 increased to $90,089 from $60,988 for the same period ended June 30, 1997. The increase, approximately 47%, reflects an increase of revenues of approximately 26.1%, to $11,821,015 from $9,373,868, with gross margins and operating margins improving slightly in the later period. The increase in revenues is attributable to the factors discussed above.

Liquidity and capital resources

Although the Company's working capital position improved since the first quarter of 1997, the Company's working capital position has essentially remained unchanged since second quarter of 1997. The Company is seeking to increase its operating capital, particularly cash, to increase its opportunity to expand its business.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote fo Security Holders.

    On July 15, 1998, the registrant held its annual meeting of stockholders. Danny R. Gibbs, Tony G. Gibbs, Dennis T. Mitchell and L. W. Reynolds. Each director had 3,975,833 votes for election, 10,130 votes against and 10,000 abstained from voting. At the annual meeting, stockholders also ratified the appointment of Killman Murrell & Co as the auditors for the 1998 fiscal year with 6,968,963 voting for, 7,000 voting against and 10,000 abstaining. The only matters acted upon at the annual meeting was the election of directors and the ratification of the appointment of the registrant's accounting firm.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  Gibbs Construction, Inc.

August 24, 1998                               By: /s/ Danny R. Gibbs
                                                  -----------------------------
                                                  Danny R. Gibbs, President and
                                                  Principal Financial Officer