Form 10-Q
period 1998-09-30
GIBBS CONSTRUCTION INC
filed 1998-11-16
CIK 1001463

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                         PART I - FINANCIAL INFORMATION
                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                           September 30,     December 31,
                                                                                1998              1997
                                                                           ------------      ------------
                                                                            (Unaudited)
CURRENT ASSETS
   Cash                                                                    $    451,755      $    438,445
   Temporary Investments                                                         60,451           142,533
   Accounts Receivable
       Trade                                                                  7,319,518         7,662,445
       Costs and Estimated Earnings in Excess of
         Billings on Uncompleted Contracts                                    1,596,792         1,834,063
   Prepaid Expenses                                                              71,037            82,309
   Deferred Tax Asset                                                           307,350           350,000
                                                                           ------------      ------------

             TOTAL CURRENT ASSETS                                             9,806,903        10,509,795
                                                                           ------------       -----------

LAND, BUILDINGS AND EQUIPMENT                                                 1,297,550         1,105,556
       Less Accumulated Depreciation                                           (606,430)         (542,015)
                                                                            ------------      ------------

             NET LAND, BUILDINGS AND EQUIPMENT                                  691,120           563,541
                                                                            ------------      ------------

OTHER ASSETS
   Receivables From Affiliates and Employees                                    118,496           118,040
   Deferred Tax Asset                                                         1,381,440         1,426,540
                                                                           ------------      ------------

             TOTAL OTHER ASSETS                                               1,499,936         1,544,580
                                                                           ------------      ------------

             TOTAL ASSETS                                                   $11,997,959       $12,617,916
                                                                            ===========       ===========

                                  (Continued)
                                      F-1

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           September 30,       December 31,
                                                                               1998               1997
                                                                           ------------      ------------
                                                                            (Unaudited)
CURRENT LIABILITIES
   Notes Payable                                                           $    150,000      $    150,000
   Current Installments of Long-Term Debt                                       171,868           380,769
   Accounts Payable                                                           6,794,049         7,482,475
   Accrued Expenses                                                             661,285           685,722
   Billings in Excess of Costs and Estimated Earnings
       on Uncompleted Contracts                                               1,282,193         1,372,152
   Payable to Stockholders                                                      420,213           422,245
                                                                           ------------      ------------

         TOTAL CURRENT LIABILITIES                                            9,479,608        10,493,363

LONG-TERM DEBT - Excluding Current Installments                                 447,115           210,232
                                                                           ------------      ------------

         TOTAL LIABILITIES                                                    9,926,723        10,703,595
                                                                           ------------       -----------

STOCKHOLDERS' EQUITY
   Common Stock of $.01 Par Value.  Authorized 15,000,000
       Shares; Issued and Outstanding 4,000,000 Shares                           40,000            40,000
   Paid-In-Capital                                                            4,907,272         4,907,272
   Retained (Deficit)                                                        (2,876,036)       (3,032,951)
                                                                            ------------      ------------

         TOTAL STOCKHOLDERS' EQUITY                                           2,071,236         1,914,321
                                                                           ------------      ------------

         TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                                           $11,997,959       $12,617,916
                                                                            ===========       ===========










                   The accompanying notes are an integral part of these consolidated financial statements

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS AND OPERATIONS

                                                       Three Months Ended Sept. 30,        Nine Months Ended Sept. 30,
                                                            1998          1997               1998            1997
                                                      -----------     -----------        ----------       -----------

CONSTRUCTION REVENUES                                 $13,520,229     $12,422,143       $36,805,220       $30,489,929

COST OF CONSTRUCTION                                   13,008,206      11,588,762        35,262,467        28,983,134
                                                      -----------     -----------        ----------       -----------

       GROSS PROFIT                                       512,023         833,381         1,542,753         1,506,795

GENERAL AND ADMINISTRATIVE
   EXPENSES                                               497,672         340,721         1,253,130         1,017,977
                                                      ------------    ------------       ---------        -----------
       INCOME BEFORE OTHER
         INCOME (EXPENSE)                                  14,351         492,660           289,623           488,818

OTHER INCOME (EXPENSE)
   Gain on Disposal of Equipment                            5,000               -             5,000             9,140
   (Loss) on Temporary Investments Transactions           (34,561)              -           (84,668)             (540)
Interest Income                                           124,833             440           127,336             5,067
   Interest Expense                                       (26,952)        (27,114)          (79,261)          (86,261)
   Other                                                        -          (7,222)                -               (66)
                                                  ---------------    -------------   --------------     ---------------
       INCOME BEFORE
        INCOME TAXES                                       82,671         458,764           258,030           416,158
INCOME TAX BENEFIT (EXPENSE)                              (46,515)       (154,500)         (101,115)         (140,000)
                                                   --------------    --------------  --------------     -------------
       NET INCOME                                    $     36,156    $    304,264       $   156,915      $    276,158
                                                     ============    ==============  ==============      ============
INCOME PER SHARE                                     $        .01    $        .08       $       .04      $        .07
                                                    ==============   ==============  ==============      ============
WEIGHTED AVERAGE NUMBER
   OF SHARES                                            4,000,000       4,000,000         4,000,000         4,000,000
                                                    ==============   ==============  ==============      ============








                    The accompanying note is an integral part
                   of these consolidated financial statements

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 Nine Months Ended
                                                                                                    September 30,
                                                                                              1998              1997
                                                                                        -------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
    Net Income                                                                          $    156,915        $  276,158
    Adjustments to Reconcile Net Income
        to Net Cash From Operating Activities
            Depreciation                                                                     112,455           110,320
            (Gain) Loss on Disposal of Equipment                                              (5,000)           (9,140)
            Loss on Temporary
               Investments Transactions                                                       84,668               540
            Deferred Taxes                                                                    87,750           140,000
    Changes in Current Assets and Liabilities
        Decrease in Accounts Receivable                                                      342,927         3,379,726
        Decrease in Billings Related to
            Cost and Earnings on Uncompleted Contracts                                       147,312         1,036,035
        Decrease (Increase) in Prepaid Expenses                                               11,272           (36,926)
        (Decrease) in Accounts Payable                                                      (688,426)       (2,932,483)
        (Decrease) Increase in Accrued Expenses                                              (24,437)         (111,509)
    Purchase of Temporary Investments                                                       (876,143)         (204,160)
    Proceeds from Sale of Temporary Investments                                              873,557                 -
                                                                                         -----------     -------------

            NET CASH FLOW PROVIDED
               BY OPERATING ACTIVITIES                                                       222,850         1,648,561
                                                                                         -----------        ----------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of Equipment                                                                   (243,958)          (43,068)
    Proceeds from Sale of Equipment                                                            8,924            30,936
    Decrease (Increase) in Other Assets                                                         (456)           47,535
                                                                                          ------------     -----------
            NET CASH FLOW PROVIDED (USED)
               IN INVESTING ACTIVITIES                                                      (235,490)           35,403
                                                                                           -----------     -----------








                    The accompanying note is an integral part
                   of these consolidated financial statements

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                              1998             1997
                                                                                          -----------------------------
CASH FLOW FROM FINANCING ACTIVITIES
    Proceeds from Notes Borrowings                                                        $  505,430       $   167,277
    Repayments of Notes Borrowings                                                          (477,448)         (419,291)
    Changes in Stockholder Payables                                                           (2,032)           (3,350)
                                                                                         -----------       -----------

            NET CASH FLOW (USED) PROVIDED BY
               FINANCING ACTIVITIES                                                           25,950          (255,364)
                                                                                         -----------       -----------

NET INCREASE IN CASH                                                                          13,310         1,428,600

CASH AT THE BEGINNING OF THE PERIOD                                                          438,445           124,565
                                                                                          ----------       -----------

CASH AT THE END OF THE PERIOD                                                             $  451,755        $1,553,165
                                                                                          ==========        ==========

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION
        Cash Paid During the Year For:
            Interest Expense                                                              $   79,261       $    86,261
                                                                                          ==========       ===========
            Income Tax Paid                                                               $   13,365       $         -
                                                                                          ==========       ===========









                    The accompanying note is an integral part
                   of these consolidated financial statements

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1:  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Gibbs Construction, Inc. and Subsidiary for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Item 2. Management's Discussion and Analysis of Operations.

Nine Months Ended September 30, 1998 compared to Nine Months Ended September 30,1997

Net income was $156,915 for the nine month period ended September 30, 1998, compared to $276,158 for the same period in 1997. The Company experienced some decrease in gross margins in the third quarter, but the Company's net income was adversely affected by increased general and administrative expenses in the third quarter because it wrote off approximately $207,000 in receivables. This decrease was partially offset by the recognition of approximately $125,000 interest on a receivable that the Company anticipates collecting.

The Company's revenues increased in the first nine months of 1998 by approximately 20.7% when compared to the first nine months of 1997, to $36,805,220 in 1998 compared to $30,489,929 in 1997. The increase in revenues is attributable to the Company expanding into construction for clients other than national retail chains. During the first half of 1998 the Company constructed nursing homes, schools and small hotels in addition to its traditional business of construction for large retail chains. The decline in gross margins in the 1998 period combined with the increase in revenues resulted in a modest increase in gross profit for the nine month period over the same period in 1997, to $1,542,753 from $1,506,795.

Three Months Ended September 30, 1998 compared to Three Months Ended September 30,1997

Net income for the three months ended September 30, 1998 decreased to $36,156 from $304,264 for the same period ended September 30, 1997. The decrease reflects the write offs of receivables referred to above as well as decreased gross margins in 1998. Revenues increased 8.8 percent in the third quarter of 1998 when compared to the third quarter of 1997. The increase in revenues is attributable to the factors discussed above. The increase in revenues was not sufficient to offset a decline in operating margins in the later period such that gross profit declined to $512,023 in the later period when compared to $833,381 in the same period in 1997.

Liquidity and capital resources

Although the Company's working capital position improved since the first quarter of 1997, the Company's working capital position has essentially remained unchanged since second quarter of 1997. The Company is seeking to increase its operating capital, particularly cash, to increase its opportunity to expand its business.

The Company has recently upgraded its accounting software at a cost of $30,000 so that its management and financial systems would be year 2000 compliant. The Company plans to continue to purchase personal computers to replace existing ones as wells as upgrade software systems such that all systems would be year 2000 compliant by the end of 1999. The Company anticipates that its principal vendors, namely, subcontractors, will undergo similar upgrades over the next several months. Many of these subcontractors, however, operate with manual systems and are unaffected by the year 2000 software problems.

                           PART II - OTHER INFORMATION

None

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   Gibbs Construction, Inc.

November 13, 1998                                  /s/ Danny R. Gibbs
                                                   Danny R. Gibbs, President and
                                                   Principal Financial Officer