Form 10-K
period 1998-12-31
GIBBS CONSTRUCTION INC
filed 1999-03-31
CIK 1001463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K
    (Mark One)

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

         For the fiscal year ended December 31, 1998 or

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]



                             For the transition period from ________ to _______




                             Commission file number            1-14088
                                                     ---------------------------



                            Gibbs Construction, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                       Texas                                    75-2095676
----------------------------------------------------       ---------------------
   (State or other jurisdiction of incorporation            (I.R.S. Employer
                  or organization)                          Identification No.)



           1855 Wall Street, Garland, TX                          75041
----------------------------------------------------       ---------------------
      (Address of principal executive offices)                 (Zip Code)


Issuer's telephone number: (972) 278-3433

Securities registered under Section 12(b) of the Exchange Act:


           Title of each class                       Name of each exchange on
                                                         which registered

    Common Stock                                       Boston Stock Exchange
------------------------------------------       -------------------------------
    Warrants to purchase Common Stock                  Boston Stock Exchange

------------------------------------------       -------------------------------


    Securities registered under Section 12(g) of the Exchange Act;


                                (Title of class)
--------------------------------------------------------------------------------

                                  Common Stock
                        Warrants to purchase Common Stock

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

State issuer's revenues for its most recent fiscal year. $54,496,848

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price, as of a specified date within 60 days prior to the date of filing $2,968,750 As of March 26, 1999.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,000,000

Item 1.   Business
General

Danny and Tony Gibbs, the Company's two executives, acquired Gibbs Construction, Inc. (Gibbs Construction, Inc. is referred to herein as the "Company" unless the context indicates otherwise) in 1985 and began to conduct their construction business from that entity. The Company headquarters are located in Garland, Texas, a suburb of Dallas. The Company is a full service, national, commercial construction company. The Company's clients are principally national retail chains that are engaged in aggressive expansion programs although the Company has begun to construct small hotels. These programs usually call for the erection of stand-alone facilities or "power centers," which typically have stores that range in size from 10,000 to 75,000 square feet. Some of the Company's clients include Best Buy, Oshmans Super Sports, Barnes & Noble, Office Max, Petstuff, Just for Feet, Copy Max and Petsmart.

In July of 1996, the Company sold the assets of its wholly owned subsidiary, Bronco Bowl Holding, Inc. which operated a 136,000 square foot complex, the Bronco Bowl, on approximately twenty acres near downtown Dallas. The Company acquired the property in 1994 and performed extensive renovations on the complex, opening it in January of 1996. Because of operating losses, the Company sold the facility later in 1996. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

Construction Operations

The Company acts as a general contractor for both "ground up" and interior "finish out" construction. "Ground up" construction involves the construction of a building's shell, that is, construction of the building's floor, wall, and ceiling. "Finish out" comprises electrical work, erection of walls, painting, demolition, air conditioning and heating systems and plumbing, among other activities. The Company focuses on the higher margin activities involved in "finish out" work, subcontracting lower margin work to other contractors. In 1998, approximately 35% of the Company's revenues were derived from "ground up" work and 65% from "finish out" work. The Company plans to allocate its resources to increase significantly its "finish-out" business due to its high gross margins.

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

The Company does not engage in a formal marketing or selling program for the construction business. Most work comes by referral or reputation with a large amount of repeat business from existing customers. Management believes its service and product will promote itself after the completion of a single project for a national chain, providing additional construction and remodeling opportunities after completion of the first contract. During 1998, approximately 79% of the Company business was repeat business from existing clients.

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

In 1998, the Company was engaged in over 120 projects for approximately 40 different clients. Two clients, Office Max (12%) and Just for Feet (22%), accounted for approximately 34% of the Company's revenues during 1998. There can be no assurances that these clients will continue at the present level or at all and the loss if any one of them would have a material adverse effect on the Company.

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

At March 15, 1999, the field operations of the Company were conducted by 25 superintendents and 102 tradesmen. A field superintendent is assigned to each project with the responsibility to oversee the day to day progress on the project. The field superintendent reports directly to the project manager.

In addition to Danny and Tony Gibbs, the Company employs in the construction business 21 persons, including 8 project managers, 8 project assistants, one project accountant, 3 accounting clerks and a receptionist. The project managers typically run three to four projects at a time and are responsible for the overall coordination and scheduling of each project as well as communications with the client.

Item 2. Properties.

The Company owns a 10,000 square foot office and warehouse facility in Garland, Texas. Offices presently occupy approximately 6,000 square feet. Of that space, the Company completed in March of 1996 and an additional 2,500 square feet that enabled the Company to have space for additional project managers and four staff members capable of supporting operations.

As of March 15, 1999, the Company owned 15 trucks and 5 trailers. The Company also owned two tractors, two fork lifts and six scissor lifts. This type of equipment is used on almost all jobs, and any additional equipment or machinery required for a job is rented on an as needed basis. The Company has very little inventory. That which does exist primarily consists of left over or unused material which can be used on the next project.

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

The Company completed its initial public offering in January of 1996 and trading commenced on January 12, 1996. The following table set forth the high and low bid and cash prices of the Company's Common Stock for each calendar quarter in 1997 and 1996 commencing January 12, 1996. as reported by NASDAQ:

1998                                Ask                            Bid

                             High          Low              High          Low

First Quarter                2.125        1.125            1.9375        1.00
Second Quarter               2.625        1.125            2.0625        1.9375
Third Quarter                2.25         2.0625           1.9375        1.5625
Fourth Quarter               2.00         1.50             2.0625        1.4375



1997                                Ask                            Bid

                             High          Low              High          Low

First Quarter                1.875        1.1875           1.25          0.875
Second Quarter               1.15625      0.59375          1.00          0.3125
Third Quarter                1.5625       1.0625           1.34375       0.90625
Fourth Quarter               1.6875       1.5              1.5           1.25

As of March 15, 1999, there were approximately 800 holders of record of the Company's common stock, according to the records provided by the transfer agent.

Item 6. Selected Financial Data.

The following table summarizes certain selected financial of the Company for each of the years in the five year period ended December 31, 1998. The selected financial data should be read in conjunction with (i) The Company's Consolidated Financial Statements and Notes thereto as set forth in Item 14 below, and (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below.

                                      1998              1997             1996        1995(1)       1994
Net sales                        $54,496,848     $47,993,287        $47,438,930   $33,336,120   $21,010,296
Income (loss)
  from continuing operation          465,707         584,900            546,383     1,592,835        74,101
Income (loss) per share
  from continuing operation            $0.12           $0.14              $0.14        $ 0.53         $0.02
Total Assets                     $13,132,346     $12,617,916        $12,733,026   $11,291,394    $4,516,816
Long-term obligations                408,402         210,232            563,254       945,057       100,492
  Cash Dividends                           -               -                  -             -             -

(1) Prior to October 1, 1995, the Company was taxed as a subchapter S corporation under the Internal Revenue Code of 1986. Income, Income, per share and Total Assets reflect amounts that would have been accrued had the Company taxed other than as a subchapter S corporation.





Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

Overview

In 1997 the Company returned to its core business, commercial building construction for national retail chains. In 1996 the Company had incurred substantial losses in connection with its operation of the Bronco Bowl, a large entertainment complex which the Company sold in 1996. See "Item 7. Business - General." In 1998 the Company's net profit from operations was $465,707.

Results of Operations - 1998 Compared with 1997

Revenues from continuing operations between 1998 and 1997 increased approximately 13.6% to $54,496,848 in 1998 compared to $47,993,287 in 1997. The increase is principally attributable to expanding the Company's operations beyond retail construction to small hotels.

Gross profits for 1998 increased to $3,282,871 in 1998 or approximately 6.0% of revenues compared to $2,439,086 or 5.1% of revenue in 1997. The Company enjoyed particularly strong gross margins in the fourth quarter from its construction on several retail construction projects.

Operating income from continuing operations, however, decreased to $752,966 in 1998 from $1,070,089 in 1997. The decrease resulted from an increase in 1998 in General and Administrative expenses principally because the Company wrote off $842,758 of accounts receivable, of which $637,632 was written off in the fourth quarter of 1998. In addition, the Company recognized $166,670 in 1998 in litigation expense compared to $62,213 in 1997 related to collection of aforesaid receivables.

The effect of these increases in General and Administrative Expense was to reduce 1998 income before taxes to approximately $731,772 in 1998 compared to $891,100 in 1997, and net income in 1998 to $465,707 compared to $584,900 in
1997.

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

Liquidity and Capital Resources

The Company finances its operations largely without debt. The debt it does incur principally relates to the financing of vehicles and equipment. In 1998 the Company did encumber its headquarters facility, borrowing approximately $300,000 there on but liquidating a sales tax obligation to the State of Texas. The note requires monthly payments of $5,834 and matures April 30, 2003.

The Company moved to continue to increase its working capital in 1998, increasing at December 31, 1998, its current ratio to 1.07 from 0.94 at December 31, 1996. The Company plans to continue to improve its operating capital position through operations during 1998.

Year 2000 Computer Issues

The Company has determined, after formal review, that it will not be required to modify or replace significant portions of its software to avoid any disruptions that arise because a number of computer programs use two digits rather than four when computing dates. The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. However, the can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have and adverse effect on the Company's systems. The total cost of the Year 2000 project is not expected to be significant.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With section 16(a) of the Exchange Act.

Executive Officers and Directors

The directors and executive officers of the Company, and their respective ages and positions held with the Company, are as follows:

Name                             Age                        Position
--------------------------------------------------------------------------------
Danny Gibbs                      42                President/Secretary Director
Tony Gibbs                       38                  Vice-President/Treasurer,
                                                            Director
Dennis T. Mitchell               49                         Director
L.W. Reynolds                    63                         Director

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

L. W. Reynolds is president of Reynolds Financial and Management Services, Inc., a financial and management consulting firm that provides services to the real estate, wholesale distribution, retail, environmental services, assisted living and construction industries. Mr. Reynolds formed the firm in 1990. He is also chairman of Elder Living Centers, Inc., a Company Mr. Reynolds formed in 1996 that develops and finances assisted living facilities in New Mexico and Texas. Also in 1996, Mr. Reynolds formed Davis Covenant Corporation, a general contractor engaged in the development of apartments and assisted living facilities and asbestos statement. Mr. Reynolds, a certified public accountant, worked for Peat Marwick Mitchell and Company from 1959 to 1966 and the Maloof Companies from 1966 through 1984, becoming an Executive Vice President and Chief Financial Officer in 1980. From 1984 to 1986, he was President and Chief Executive Officer of American Federal Savings and Loan Association and from 1986 through 1989 was Vice President of Market Development for Public Service Company of New Mexico. Mr. Reynolds is a graduate of McMurry University and holds a Masters of Business Administration from the University of Texas at Austin .

Danny Gibbs and Tony Gibbs are brothers.

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

Item 11. Executive Compensation.

The following table sets forth certain information concerning the compensation of the chief executive officer of the Company and the other executive officers of the Company whose total annual salary and bonus exceeded $100,000, for the fiscal years ended December 31, 1998, 1997, and 1996.

                                          Summary Compensation Table

Name and                                               Annual Compensation (1)            All Other
Principal Position                    Fiscal Year         Salary     Bonus (2)          Compensation
----------------------------------------------------------------------------------------------------
Danny Gibbs                               1998          $119,000
 Chief Executive Officer                  1997           133,000                                    -
                                          1996           150,000                                    -

Tony Gibbs                                1998          $104,000             -                      -
 Vice President                           1997          $123,000             -                      -
                                          1996           150,000                                    -
------------------

(1) The Company provides certain perquisites and personal benefits to its executive officers, the aggregate amount of which does not exceed $50,000 or 10% of such officer's total annual salary and bonus.

(2) These amounts represent distributions to Messrs. Danny and Tony Gibbs in connection with the Company's status as a subchapter S corporation pursuant to the United States tax codes. They exclude amounts accrued in 1995 but paid in 1996 as part of the Company's termination of it subchapter S status. As of December 31, 1998, $397,740 remained to be paid.

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

In connection with certain actions taken by the Company, Messrs. Danny R. Gibbs and Tony G. Gibbs relinquished a total of 1,000,000 shares of Common Stock to the Company and acquired the right to acquire for $0.10 per share 2,000,000 shares of stock if either Danny R. Gibbs or Tony G. Gibbs are terminated without their consent or if 20% of the Company is acquired by those other than Danny R. Gibbs or Tony G. Gibbs.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of March 15, 1999 by (i) each person known by the Company to be a beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers of the Company as a group. Unless otherwise noted, each beneficial owner named below has sole investment and voting power with respect to the Common Stock shown below as beneficially owned by him.

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
     -----------------

(1) The address for Danny Gibbs and Tony Gibbs is 1855 Wall Street, Garland, TX 75041.


(2) In connection with certain actions taken by the Company, Messrs. Danny R. Gibbs and Tony G. Gibbs relinquished a total of 1,000,000 shares of Common Stock to the Company and acquired the right to acquire for $0.10 per share 2,000,000 shares of stock if either Danny R. Gibbs or Tony G. Gibbs are terminated without their consent if 20% of the Company is acquired by those other than Danny R. Gibbs or Tony G. Gibbs.

Item 13. Certain Relationships And Related Transactions

As part of the termination of the Company's election to be taxed as a Subchapter S Corporation, the Company has accrued $749,255 to be distributed to Danny Gibbs and Tony Gibbs for payment of income taxes owed for the Company's operations. At December 31, 1998, $397,740 remained to be paid.

In 1996 Messrs. Danny and Tony Gibbs formed a corporation that engages in electrical contracting services. The Company paid this entity $2,068,365 and $75,772 during the years ended December 31, 1998 and 1997, respectively. At December 31, 1998, and 1997, the Company owed this related party $164,342 and $53,415, respectively.

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

         24.1     Power of Attorney

         27.1     Financial Data Schedule

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                          Page

Report of Independent Certified Public Accountants                        F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997              F-3

Consolidated Statements of Operations for Each of the Years
 in the Three Year Period Ended December 31, 1998                         F-5

Consolidated Statements of Stockholders' Equity for Each of the
 Years in the Three Year Period Ended December 31, 1998                   F-7

Consolidated Statements of Cash Flows for Each of the Years in
 the Three Year Period Ended December 31, 1998                            F-8

Notes to Consolidated Financial Statements                                F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Gibbs Construction, Inc. and Subsidiary
Garland, Texas

We have audited the accompanying consolidated balance sheets of Gibbs Construction, Inc. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gibbs Construction, Inc. and Subsidiary as of December 31, 1998 and 1997, and the results of their operations and cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.




KILLMAN, MURRELL & COMPANY, P.C.
Dallas, Texas
February 26, 1999

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                                           1998                      1997
                                                                     ---------------            ---------------
CURRENT ASSETS
    Cash                                                                $ 1,066,665              $    438,445
    Temporary Investments - Note 9                                           99,768                   142,533
    Accounts Receivable
        Trade - net of allowance for doubtful
            accounts of $725,000 in 1998                                  7,313,519                 7,662,445
        Costs and Estimated Earnings in Excess of
            Billings on Uncompleted Contracts - Note 2                    2,134,170                 1,834,063
    Prepaid Expenses                                                        107,549                    82,309
    Deferred Tax Asset - Note 12                                            350,000                   350,000
                                                                       ------------              ------------

            TOTAL CURRENT ASSETS                                         11,071,671                10,509,795
                                                                        -----------               -----------

LAND, BUILDINGS AND EQUIPMENT - Note 3                                    1,341,939                 1,105,556
        Less Accumulated Depreciation                                      (657,394)                 (542,015)
                                                                       ------------              ------------

            NET LAND, BUILDINGS AND EQUIPMENT                               684,545                   563,541
                                                                       ------------              ------------

OTHER ASSETS
    Receivables From Affiliates and Employees                               202,290                   118,040
    Deferred Tax Asset - Note 12                                          1,173,840                 1,426,540
                                                                       ------------              ------------

            TOTAL OTHER ASSETS                                            1,376,130                 1,544,580
                                                                       ------------              ------------

            TOTAL ASSETS                                                $13,132,346               $12,617,916
                                                                        ===========               ===========
















                          The accompanying notes are an
           integral part of these consolidated financial statements.
                                   (Continued)
                                       F-3

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (Continued)

                           DECEMBER 31, 1998 AND 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          1998                       1997
                                                                     ---------------           ---------------

CURRENT LIABILITIES
    Note Payable - Note 4                                              $    150,000              $    150,000
    Current Installments of Long-Term Debt - Note 5                                                   193,260  380,769
    Accounts Payable                                                      7,975,704                 7,482,475
    Accrued Expenses - Note 11                                              794,765                   685,722
    Billings in Excess of Costs and Estimated Earnings on
        Uncompleted Contracts - Note 2                                      832,447                 1,372,152
    Payable to Stockholders                                                 397,740                   422,245
                                                                       ------------              ------------

            TOTAL CURRENT LIABILITIES                                    10,343,916                10,493,363

LONG-TERM DEBT - Excluding
    Current Installments - Note 5                                           408,402                   210,232
                                                                       ------------              ------------

            TOTAL LIABILITIES                                            10,752,318                10,703,595
                                                                        -----------               -----------

CONTINGENCIES - Notes 6, 7, 8 and 10                                              -                         -

STOCKHOLDERS' EQUITY  - Note 15
    Common Stock of $.01 Par Value.  Authorized
        15,000,000 Shares; Issued and Outstanding
        4,000,000 Shares                                                     40,000                    40,000
    Additional Paid-In-Capital                                            4,907,272                 4,907,272
    Retained Deficit                                                     (2,567,244)               (3,032,951)
                                                                       ------------              ------------

            TOTAL STOCKHOLDERS' EQUITY                                    2,380,028                 1,914,321
                                                                       ------------              ------------

            TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                                    $13,132,346               $12,617,916
                                                                        ===========               ===========









                          The accompanying notes are an
            integral part of these consolidated financial statements.
                                       F-4

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                         1998                 1997                  1996
                                                   ---------------      ----------------      ----------------

CONSTRUCTION REVENUE                                  $54,496,848           $47,993,287           $47,438,930

COST OF CONSTRUCTION                                   51,213,977            45,554,241            44,948,681
                                                      -----------           -----------           -----------

    GROSS PROFIT                                        3,282,871             2,439,046             2,490,249
                                                     ------------          ------------          ------------

GENERAL AND ADMINISTRATIVE
    EXPENSES                                            1,687,147             1,288,997             1,338,194
                                                     ------------          ------------          ------------

BAD DEBT EXPENSE                                          842,758                79.960               236,222
                                                     ------------         -------------          ------------

            INCOME BEFORE OTHER
                INCOME (EXPENSE)                          752,966             1,070,089               915,833

OTHER INCOME (EXPENSE)
    Gain (Loss) on Disposal of
        Equipment                                           5,000                 9,140                (1,623)
    (Loss) on Temporary
        Investments Transactions                          (39,782)              (62,157)              (22,906)
    Interest Income                                       157,795                23,566                22,215
    Interest Expense                                     (144,207)             (155,347)              (86,628)
    Other                                                       -                 5,809                12,492
                                                  ---------------         -------------         -------------

            INCOME BEFORE INCOME
                TAXES                                     731,772               891,100               839,383

INCOME TAX (EXPENSE) - Note 12
        Current                                           (13,365)                    -                     -
        Deferred                                         (252,700)             (306,200)             (293,000)
                                                     ------------          ------------         -------------

            TOTAL INCOME TAX (EXPENSE)                   (266,065)             (306,200)             (293,000)
                                                     ------------          ------------         -------------

            INCOME FROM CONTINUING
                OPERATIONS                                465,707               584,900               546,383

DISCONTINUED OPERATIONS
    (Loss) From Discontinued Operations                         -                     -            (1,186,114)
    (Loss) on Disposal of Subsidiary                            -                     -            (3,483,103)
                                                  ---------------       ---------------          ------------

            NET INCOME (LOSS)                         $   465,707          $    584,900          $ (4,122,834)
                                                      ===========          ============          ============





                                   (Continued)

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                          1998                1997                  1996
                                                     -------------      ----------------      ---------------

BASIC EARNINGS (LOSS) PER SHARE
    Continuing Operations                              $     0.12           $      0.14           $      0.14
    Discontinued Operations                                     -                     -                 (1.21)
                                                     ------------          ------------           -----------

                                                       $     0.12           $      0.14           $     (1.07)
                                                       ==========           ===========           ===========
WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                                         4,000,000             4,000,000             3,846,154
                                                        =========             =========             =========

































                          The accompanying notes are an
            integral part of these consolidated financial statements.

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                      Common Stock
                                                -----------------------
                                                  Number                     Paid-In           Retained
                                                of Shares        Amount      Capital            Deficit           Total
                                                ---------      -------    -------------       ----------       ----------
BALANCE, DECEMBER 31, 1995                      3,000,000      $30,000    $           -       $2,724,319       $2,754,319

    Sale of Common Shares
        January 1996                            1,000,000       10,000        3,712,500                -        3,722,500

    Registration Costs, net of
        applicable tax effect                           -            -         (358,948)               -         (358,948)

    "S" Corporation Status Termination                  -            -        1,553,720       (2,219,336)        (665,616)

    1996 Net Loss                                       -            -                -       (4,122,834)      (4,122,834)
                                            -------------   ----------   --------------     ------------      -----------

BALANCE, DECEMBER 31, 1996                      4,000,000       40,000        4,907,272       (3,617,851)       1,329,421

    1997 Net Income                                     -            -                -          584,900          584,900
                                            -------------   ----------   --------------     ------------      -----------

BALANCE, DECEMBER 31, 1997                      4,000,000       40,000        4,907,272       (3,032,951)       1,914,321

    1997 Net Income                                     -            -                -          465,707          465,707
                                            -------------   ----------   --------------     ------------      -----------

BALANCE, DECEMBER 31, 1998                      4,000,000      $40,000       $4,907,272      $(2,567,244)      $2,380,028
                                                =========      =======       ==========      ===========       ==========






















                          The accompanying notes are an
            integral part of these consolidated financial statements.

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                1998                1997                  1996
                                                           -------------      ----------------      ---------------

CASH FLOW FROM OPERATING
    ACTIVITIES
    Net Income (Loss)                                     $    465,707               $584,900          $(4,122,834)
    Adjustments to Reconcile Net Income
        (Loss) to Net Cash From Operating
        Activities
            Loss on Sale of Discontinued
                Operations                                           -                      -            3,483,103
            Depreciation                                       163,420                159,400              520,756
            Loss (Gain) on Disposal
                of Equipment                                    (5,000)                (9,140)               1,623
            Loss on Temporary
                Investments Transactions                        39,782                 62,157               22,906
            Deferred Taxes                                     252,700                306,200             (323,000)
            Increase in Allowance for Doubtful
                Accounts                                       725,000                      -                    -
    Changes in Current Assets and Liabilities
            (Increase) Decrease in Accounts
                Receivable                                    (376,074)               933,837           (5,156,893)
            (Increase) in Inventories                                -                      -               (8,259)
            (Increase) Decrease in Billings Related to
                Cost and Earnings on Uncompleted
                Contracts                                     (839,812)              (627,394)              45,334
            (Increase) in Prepaid Expenses                     (25,240)               (62,933)             (72,909)
            Increase (Decrease) in Accounts Payable            493,229               (565,465)           2,787,248
            Increase (Decrease) in Accrued Expenses            109,043                (34,027)            (246,900)
    Purchase of Temporary Investments                       (2,514,475)              (302,327)             (20,177)
    Proceeds From Sale of Temporary Investments              2,517,458                 99,140               19,951
                                                            ----------              ---------          -----------

               NET CASH FLOW PROVIDED
                (USED) BY OPERATING
                ACTIVITIES                                   1,005,738                544,348           (3,070,051)
                                                            ----------               --------           ----------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of Equipment                                     (288,348)               (48,101)            (219,425)
    Bronco Bowl Renovations                                          -                      -           (1,983,864)
    Proceeds from Sale of Equipment                              8,924                 30,936                3,500
    (Increase) Decrease in Other Assets                        (84,250)               117,203              (43,461)
    Cash Proceeds from Sale of Discontinued
        Operations                                                   -                      -              712,456
                                                        --------------            -----------          -----------

            NET CASH FLOW (USED) PROVIDED
                BY  INVESTING ACTIVITIES                      (363,674)               100,038           (1,530,794)
                                                           -----------               --------           ----------

                                   (Continued)
                          The accompanying notes are an
            integral part of these consolidated financial statements.
                                       F-8

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                 1998              1997             1996
                                                            -------------    ---------------- ---------------

CASH FLOW FROM FINANCING ACTIVITIES
    Deferred Registration Costs                           $            -      $            -      $  (107,358)
    Proceeds from Note Borrowings                                534,134             212,277        1,444,334
    Repayments of Note Borrowings                               (523,473)           (558,973)        (284,827)
    Repayments of Capital Lease Obligations                            -                   -           (3,341)
    Sale of Common Stock                                               -                   -        3,722,500
    Changes in Stockholder Receivables                           (24,505)             16,190         (110,081)
                                                             -----------           ---------      -----------

            NET CASH FLOW PROVIDED (USED)
               BY FINANCING ACTIVITIES                           (13,844)           (330,506)       4,661,227
                                                             -----------            --------      -----------

NET INCREASE CASH                                                628,220             313,880           60,382

CASH AT THE BEGINNING OF THE PERIOD                              438,445             124,565           64,183
                                                             -----------            --------     ------------

CASH AT THE END OF THE PERIOD                                 $1,066,665            $438,445      $   124,565
                                                              ==========            ========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION
        Cash Paid During  the Year For:
            Interest Expense                                 $   144,207            $155,347      $    63,425
                                                             ===========            ========      ===========
            Income Taxes                                     $    13,365         $         -      $    50,057
                                                             ===========         ===========      ===========

SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

        Termination of "S" Corporation Status
            Increase in Payable to Stockholders and
                Affiliates                                 $           -         $         -      $   665,616
            Transfer of Retained Earnings to
                Paid-in-Capital                                        -                   -        1,553,720
            Reduction in Retained Earnings                             -                   -       (2,219,336)
        Reduction in Deferred Registration Costs                       -                   -          358,948
        Registration Costs Offset against Paid-in-Capital              -                   -         (358,948)
        Increase in Capital Lease Obligations                          -                   -          634,625
        Assets Purchased through Capital Lease                         -                   -         (634,625)
                                                          --------------         -----------      -----------

                                                          $            -         $         -   $            -
                                                          ==============         ===========   ==============





                          The accompanying notes are an
            integral part of these consolidated financial statements.

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    General

    Gibbs Construction, Inc. (the "Company"), is a full service, national commercial construction company located in Garland, Texas. The Company operates throughout the United States and Puerto Rico, providing construction services principally to national retail store chains.

    Subsidiary and Principles of Consolidation

    The consolidated financial statements include the accounts of Gibbs Construction, Inc. and its wholly owned inactive subsidiary, Bronco Bowl Holding, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

    Temporary Investments

    The Company has entered into numerous account agreements with stockbrokers and participates in an active trading program in equity securities listed on nationally recognized stock exchanges. The fair value for temporary investment securities are based on quoted market prices.

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

    Receivables and payables related to construction contracts are generally expected to be paid in less than one year.

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Accounts Receivable

    Accounts receivable consists of amounts due on open customer accounts, contract balances billed, retainage, and sundry accounts receivable. Prior to 1998, the Company had not established an allowance for doubtful accounts and did not use the reserve method for recognizing bad debts. Bad debts were treated as direct write-offs in the period management determined that collection was not probable. Bad debts as determined under this method did not vary significantly from the reserve method. In 1998, the Company experienced collection problems resulting in the adoption of the reserve method to account for uncollectible accounts receivable.

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

                                   (Continued)

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Pension and Employee Benefit Plans (Continued)

    No significant contributions were made to the plans by the Company in 1998, 1997, or 1996.

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

    Basic Earnings Per Share

    Basic earnings (loss) per share was computed using the weighted average outstanding common shares for the applicable periods. The diluted earnings
    (loss) per share is the same as basic since inclusion of the stock warrants in the computation would have been anti-dilutive.

    Accounting for Long-Lived Assets

    The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of". The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At December 31, 1998, the Company believes that there has been no impairment of its long-lived assets.

    Impact of Year 2000 (Unaudited)

    The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    Based on a recent assessment, the Company determined that it will not be required to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company believes that the Year 2000 Issue will not pose significant operational problems for its computer systems.


                                   (Continued)

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Impact of Year 2000 (Unaudited)

    The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The total cost of the Year 2000 project is not expected to be significant.


NOTE 2:     COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

    Excess costs and billings are as follows:

                                                                       1998                  1997
                                                                  --------------       -------------

    Costs Incurred on Uncompleted Contracts                         $35,513,827          $26,167,883
    Estimated Earnings                                                3,488,583            2,245,274
                                                                   ------------         ------------

                                                                     39,002,410           28,413,157

    Less Billings to Date                                            37,700,687           27,951,246
                                                                    -----------          -----------

                                                                    $ 1,301,723         $    461,911
                                                                    ===========         ============


    The above amounts are included in the accompanying balance sheets as follows:

                                                                       1998                  1997
                                                                  --------------       -------------
    Costs and Estimated Earnings in Excess of
        Billings on Uncompleted Contracts                           $ 2,134,170           $1,834,063

    Billings in Excess of Costs and Estimated
        Earnings on Uncompleted Contracts                              (832,447)          (1,372,152)
                                                                   ------------           ----------

                                                                    $ 1,301,723           $  461,911
                                                                    ===========           ==========

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3:     LAND, BUILDINGS AND EQUIPMENT

    Land, buildings and equipment are as follows:

                                                                       1998                 1997
                                                                   ------------         ------------

        Land                                                       $     48,255           $   48,255
        Buildings and Improvements                                      227,214              227,214
        Vehicles and Trailers                                           603,857              503,499
        Construction Equipment                                          292,576              213,489
        Office Equipment and Furniture                                  170,037              113,099
                                                                   ------------            ---------

                                                                      1,341,939            1,105,556

                Less Accumulated Depreciation                          (657,394)            (542,015)
                                                                   ------------            ---------

                   NET LAND, BUILDINGS AND
                       EQUIPMENT                                   $    684,545            $ 563,541
                                                                   ============            =========


NOTE 4:     NOTES PAYABLE

    A summary of notes payable follows:

                                                                            1998                      1997
                                                                        ------------            --------------
        10% note payable to an individual, unsecured,
            renewed annually on January 17                                  $150,000                  $150,000
                                                                            ========                  ========

NOTE 5:     LONG-TERM DEBT

    A summary of long-term debt follows:

                                                                            1998                      1997
                                                                       -------------            --------------
        4.9%note payable to a credit corporation, payable in
            monthly installments of $546 including interest,
            due June 1, 1999, secured by equipment                            $2,687                    $8,942

        9.5%note payable to a credit corporation, payable in
            monthly installments of $653 including interest,
            due August 4, 2001, secured by vehicle                            17,896                    23,265

        9.65% note payable to a bank, payable in monthly
            installments of $807 including interest, due
            July 8, 1999, secured by vehicle                                   5,472                    14,164

                                   (Continued)
                                      F-14

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5:     LONG-TERM DEBT (Continued)

                                                                            1998                      1997
                                                                       -------------             --------------
        9.9% note payable to a credit corporation, payable
            in installments of $469 including interest, due
            January 2, 2001, secured by vehicle                               10,796                    14,712

        10.0% note payable to a credit corporation, payable
            in monthly installments of $533 including
            interest, due August 30, 1999, secured by
            equipment                                                          5,140                    10,817

        9.5%note payable to a credit corporation, payable in
            monthly installments of $628 including interest,
            due August 4, 1999, secured by vehicle                           $21,696                  $ 26,898

        9.5%note payable to a credit corporation, payable in
            monthly installments of $339 including interest,
            due April 16, 2002, secured by vehicle                            11,594                    14,191

        7.25% to 8.75% notes payable to a bank, payable in
            installments of $2,618 including interest, due
            April 23, 1998, secured by vehicles and
            equipment                                                              -                     5,195

        Prime plus 1% (10%) note payable to a bank, payable
            in monthly installments of $1,300 plus interest,
            due June 25, 1998, secured by real estate                              -                   102,696

        9.5% note payable to a credit corporation, payable
            in monthly installments of $339 including
            interest, due April 16, 2002, secured by vehicle                  11,570                    14,162

        9.5% note payable to a credit corporation, payable
            in monthly installments of $633 including
            interest, due June 26, 2000, secured by vehicle                   10,857                    16,485

        9.5% note payable to a credit corporation, payable
            in monthly installments of $648 including
            interest, due October 20, 2000, secured by
            vehicle                                                           12,708                    18,453

        9.55% note payable to a bank, payable in monthly
            installments of $428 including interest, due
            August 25, 1999, secured by vehicle                                3,301                     8,236

                                   (Continued)
                                      F-15

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 5:     LONG-TERM DEBT (Continued)

                                                                            1998                      1997
                                                                       -------------              ------------

        9.5% note payable to a credit corporation, payable
            in monthly installments of $655 including
            interest, due January 15, 1999, secured by
            vehicle                                                        $     766                 $   9,318

        9.95% note payable to a credit corporation, payable
            in monthly installments of $643 including
            interest, due December 1, 2000, secured by
            vehicle                                                           12,883                    18,981

        12% note payable to the Texas State Treasurer,
            payable in monthly installments of $25,000
            including interest, due December 24, 1998                              -                   276,996

        10.0% note payable to a credit corporation, payable
            in monthly installments of $1,010 including
            interest, due July 15, 1998, secured by
            equipment                                                              -                     3,451

        10.0% note payable to a credit corporation, payable
            in monthly installments of $762 including
            interest, due September 1, 1998, secured by
            equipment                                                              -                     4,039

        9.5%note payable to a credit corporation, payable in
            monthly installments of $1,676 including
            interest, due September 17, 2002, secured by
            equipment                                                         63,241                         -

        9.5%note payable to a credit corporation, payable in
            monthly installments of $1,212 including
            interest, due June 25, 2002, secured by
            equipment                                                         34,809                         -

        9.75% note payable to a bank, payable in monthly
            installments of $5,834 plus interest, due April
            30, 2003, secured by deed of trust                               303,328                         -

        10.75% note payable to a credit corporation, payable
            in monthly installments of $1,022 including
            interest, due July 8, 2001, secured by vehicle                    27,556                         -


                                   (Continued)

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 5:     LONG-TERM DEBT (Continued)

                                                                            1998                      1997
                                                                       -------------              ------------
        11.9% note payable to a credit corporation, payable
            in monthly installments of $642 including interest,
            due October 1, 2001, secured by vehicle                           17,983                         -

        12.75% note payable to a credit corporation, payable
            in monthly installments of $964 including interest,
            due November 20, 2001, secured by vehicle                         27,379                         -
                                                                           ---------               -----------

                                                                             601,662                   591,001

                Less Current Installments                                    193,260                   380,769
                                                                            --------                  --------

                                                                            $408,402                  $210,232
                                                                            ========                  ========


    Aggregate maturities of long-term debt for the five years ending December 31, 2003, are as follows:

                           1999                                   $193,260
                           2000                                    157,267
                           2001                                    134,764
                           2002                                     93,075
                           2003                                     23,296
                                                                 ---------

                                                                  $601,662


NOTE 6:     LEASE OBLIGATIONS

    The Company leases equipment under operating leases that expire over the next three years. The following is a schedule by year of future minimum rental payments required under these operating leases as of December 31, 1998:

                           1999                                    $15,871
                           2000                                     11,865
                           2001                                        574
                                                                  --------

                                                                   $28,310

    For the years ended December 31, 1998, 1997, and 1996, the lease payments aggregated $17,618, $14,984, and $13,326, respectively.

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7:     MAJOR CUSTOMERS AND RISK CONCENTRATION

    In 1998, the Company derived approximately 58% of its revenue from five (5) customers, In 1997, the Company derived approximately 59% of its revenue from six (6) customers, and in 1996, the Company derived approximately 63% of its revenue from five (5) customers.

    The following customers exceeded 10% of total revenues for their respective years:


                                      1998              1997              1996
                                  ----------        ----------        ----------
            Just for Feet             21.9%              14.8%                -
            Office Max                12.1%              14.6%             22.5%
            Oshman's                     -               12.1%             13.6%
            Eckerds                      -                  -              11.4%

    The Company grants credit, generally without collateral, to its customers, which are located primarily within the forty-eight contiguous United States. Management believes that it's contract acceptance, billing and collection policies are adequate to minimize potential credit risks.

    The Company's concentration of credit risk related to receivables from significant customers is reduced by the Company's practice of filing statutory liens on projects where collection problems are anticipated. The liens serve as collateral for contract receivables.

    At December 31, 1998, the Company had deposits aggregating $1,511,455 with a bank. Such deposits exceed the Federal Deposit Insurance Corporation's insurance coverage.

    The carrying amounts of accounts receivable, accounts payable, notes payable, and long term debt approximate their fair values.


NOTE 8:     CONTINGENCIES

    The Company has entered into guarantee arrangements on contracts in the ordinary course of business. The guarantee period is generally one year. Cost of repairs on guarantee arrangements cannot be reasonably estimated. Warranty costs incurred for the years ended December 31, 1998, 1997, and 1996 were $5,317, $31,314, and $14,343, respectively.

    The Company is a defendant in various legal proceedings arising in the ordinary course of business. The Company intends to vigorously defend these actions which it considers groundless. While it is not possible to forecast the outcome of such litigation, it is the opinion of management that the disposition of such lawsuits will not have a material adverse effect on the Company's financial position or interfere with its operations.

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 9:     TEMPORARY INVESTMENTS

    The Company participates in trading publicly traded equity securities. The temporary investment securities were as follows:

                                                                        Gross             Gross
                                                                      Unrealized        Unrealized            Fair
             Balance Sheet Date                       Cost              Gains             Losses              Value
        ----------------------------                  --------        ----------        ----------           ---------
        December 31, 1996                             $ 21,216          $      -           $19,713           $   1,503

        December 31, 1997                             $214,322            $1,415           $73,204            $142,533

        December 31, 1998                             $118,318          $      -           $18,550            $ 99,768

    The gross unrealized gains and losses, set forth above, have been included in the applicable statement of operations.


NOTE 10:        DISCONTINUED OPERATIONS

    In July 1996, Gibbs Construction, Inc. sold substantially all of the assets of its subsidiary, Bronco Bowl Holding, Inc. to a third party resulting in a loss on sale of discontinued operations of $5,277,103 before income tax benefit of $1,794,000. The sale included assumptions by the buyer of $1,350,000 of debt and $1,300,000 of liability relating to capital leases. The major stockholders and the Company are the ultimate guarantors on the liability related to the capital leases. Loss from discontinued operations aggregated $1,802,114 before income tax benefit of $616,000. Revenues related to discontinued operations were $1,873,916 for the year ended December 31, 1996. There was no revenue related to discontinued operations in 1995.

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11:        ACCRUED EXPENSES

    Accrued Expenses were comprised of the following:

                                                     1998                1997
                                                ------------         ----------


        Sales Tax                                   $679,794           $609,675
        Salaries                                      74,041             33,451
        State Taxes                                   38,000             40,000
        Other                                          2,930              2,596
                                                   ---------          ---------

                                                    $794,765           $685,722
                                                    ========           ========


NOTE 12:        INCOME TAXES

    Total income tax benefit (expense) is less than the amount computed by multiplying earnings before income taxes by the statutory Federal income tax rate. The reason for these differences and the related tax effects are:

                                                             1998                1997                 1996
                                                         ------------        -----------           -------
            Tax (Expense) at Statutory Rates (34%)         $(248,802)         $(302,974)          $(285,390)
            Differences Resulting From Nondeductible
                Expenses and Other                           (17,263)            (3,226)             (7,610)
                                                          ----------         ----------          ----------

                TOTAL INCOME TAX (EXPENSE)                 $(266,065)         $(306,200)          $(293,000)
                                                           =========          =========           =========

    The Company's total deferred tax assets, deferred tax liabilities, and deferred tax asset valuation allowances at December 31, 1998 and 1997, are as follows:

                                                   1998                 1997
                                              -------------       --------------
            Total Deferred Tax Assets            $1,561,084          $1,820,003
            Less Valuation Allowance                      -                   -
                                              -------------       --------------

                                                  1,561,084           1,820,003
            Total Deferred Tax Liabilities          (37,244)            (43,463)
                                               ------------       --------------

                Net Deferred Tax Asset           $1,523,840           $1,776,540
                                                 ==========          ===========


    The deferred tax assets have been recorded based on a net operating loss carryforward from sale of discontinued operations and loss from discontinued operations. Management does not deem a valuation necessary due to expected profits in future years.



                                   (Continued)

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 12:        INCOME TAXES (CONTINUED)

    The types of temporary differences that give rise to significant portions of deferred income taxes and the tax effects of those temporary differences included in the deferred income taxes balances are presented below:

                                                                   1998                              1997
                                                      -----------------------------      -----------------------------
                                                         Current         Noncurrent         Current         Noncurrent
                                                      -----------       -----------      -----------    --------------
            Allowance for doubtful accounts           $         -       $   246,500      $         -    $            -
            Loss on disposal of discontinued
                operations and loss from
                discontinued operations                   350,000           899,612          350,000         1,427,290
            Excess of tax basis over financial
                basis of interest accrued but not
                paid to stockholders                            -            53,118                -            35,412
            Excess of tax basis over financial
                basis of security loss reserve                  -             6,886                -             6,886
            Excess of financial basis over tax
                basis of property and equipment                 -           (34,082)               -           (40,636)
            Other                                               -             1,806                -            (2,412)
                                                      -----------      ------------      -----------       -----------

                Net deferred tax asset                   $350,000        $1,173,840         $350,000        $1,426,540
                                                         ========        ==========         ========        ==========


    For financial accounting and federal tax return purposes, the Company has approximately $3,885,000 and $3,584,000, respectively, of net operating loss carryforwards as of December 31, 1998, which expire beginning 2011.


NOTE 13:  RELATED PARTY TRANSACTIONS

    The Company does business with a subcontractor that is related through common ownership of the stockholders of the Company and a key employee of the Company.

    Payments made to this related party for subcontractor services were $2,068,365 and $75,772 during the years ended December 31, 1998 and 1997. Amounts due the related party were $164,342 and $53,415 for December 31, 1998 and 1997, respectively.

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 14:        STOCK OPTIONS PLANS

    In September, 1995, the Company established the "1995 Incentive Stock Option Plan" (the "Plan") to encourage ownership in the Company's common stock by certain officers, directors, employees and advisors. The Company has reserved two hundred thousand (200,000) authorized but unissued shares of common stock, $.01 par value for issuance in connection with its plan. The Plan will be administered by the Compensation Committee appointed by the Board of Directors. In making any determination as to persons to whom Options shall be granted and as to the number of shares to be covered by such Options, the Compensation Committee shall take into account the duties and responsibilities of the respective officers, directors, employees, or advisors, their current and potential contributions to the success of the Company and such other factors as the Compensation Committee shall deem relevant in connection with accomplishing the purpose of the Plan. No options have been granted under the Plan as of December 31, 1998.

    In September 1995, the Company established the "Outside Directors Stock Option Plan" (the "Directors Plan") which is to provide incentives for Directors to promote the success of the Company and to remain as Outside Directors. The Company has reserved fifty thousand (50,000) authorized but unissued shares of common stock, $.01 par value for purposes of the Directors Plan. The Directors Plan will be administrated by the Stock Option Committee ("Options Committee") appointed by the Board of Directors. In making any determination as to Outside Directors to whom Options shall be granted, and as to the number of shares to be covered by such Options, the Options Committee shall take into account the duties and responsibilities of the respective Outside Directors, their current and potential contributions to the success of the Company, the time devoted by such Outside Directors to matters pertaining to the Company, and such other factors as the Options Committee shall deem relevant in connection with accomplishing the purpose of the Plan. No options have been granted under the Directors Plan as of December 31, 1998.

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


NOTE 15:        PUBLIC OFFERING

    On January 12, 1996, the Company completed its public offering and sold 1,000,000 shares of its common stock. Net proceeds to the Company were $3,722,500.

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 16:        BUSINESS SEGMENT REPORTING

    The Company has three (3) primary business segments which are:

        - Construction

        - Securities Trading

        - Discontinued Operations

    The following summarizes the operation by business segment:

                                                        1998                  1997                    1996
                                                     -------------        --------------           ----------
    REVENUES
        Construction                                  $54,496,848           $47,993,287           $47,438,930

    OPERATING PROFIT (LOSS)
        Construction                                   $3,282,871            $2,439,046            $2,490,249
        Securities Trading                               $(39,782)             $(62,157)             $(22,906)

    CAPITAL EXPENDITURES
        Construction                                     $288,348               $48,101              $219,425
        Discontinued Operations                                 -                     -            $1,983,864

    DEPRECIATION
        Construction                                     $163,420              $159,400              $147,534
        Discontinued Operations                                 -                     -              $373,222

    IDENTIFIABLE ASSETS
        Construction                                  $13,032,578           $12,475,383           $12,731,523
        Securities Trading                                $99,768              $142,533                $1,503
        Discontinued Operations                                 -                     -                     -

    LOSS FROM DISCONTINUED
        OPERATIONS                                              -                     -            $1,186,114

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 17:        QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        Income (Loss) Before            Net Income              Net Income
            1998                  Revenues                   Income Taxes                (Loss)                 Per Share
        ----------             -------------           ---------------------         -------------             ----------

        December                $17,691,628                    $473,742                  $308,792               $     .08
        September                13,520,229                      82,671                    36,156                     .01
        June                     11,821,015                     128,914                    90,089                     .02
        March                    11,463,976                      46,445                    30,670                     .01

           1997
        ----------
        December                $17,572,158                    $474,942                  $308,742                    $.08
        September                12,353,343                     458,764                   304,264                     .07
        June                      9,373,868                      92,388                    60,988                     .01
        March                     8,693,918                    (134,994)                  (89,094)                   (.02)


NOTE 18:  SUBSEQUENT EVENTS


On January 20, 1999, the Company issued 30,000 stock options at an exercise price of $1.6875 per share pursuant to the Company's stock option plan to a public relations firm in exchange for consulting work valued at approximately $50,000. The shares related to the aforementioned stock options were registered under the Securities Act of 1933 on March 16, 1999. As of the date of this report, no shares of stock had been issued.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Gibbs Construction, Inc.

                                            By:   /s/ Danny R. Gibbs
                                                  ------------------------------
                                                  Danny R. Gibbs, President and
                                                  Chief Financial Officer

                                            Date: March 30, 1999
                                                  ------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                   Date


/s/ Danny R. Gibbs
---------------------------            Director            March 30, 1999
Danny R. Gibbs


/s/ Tony G. Gibbs
---------------------------            Director            March 30, 1999
Tony G. Gibbs


/s/ Dennis T. Mitchell
---------------------------            Director            March 30, 1999
Dennis T. Mitchell


---------------------------            Director            March 30, 1999
L. W. Reynolds