Form 10-Q
period 1999-03-31
GIBBS CONSTRUCTION INC
filed 1999-05-14
CIK 1001463

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended March 31, 1999

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

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                  March 31,          December 31,
                                                                                    1999                1998
                                                                              ------------          ------------
                                                                                (Unaudited)
CURRENT ASSETS
    Cash                                                                      $    593,529           $ 1,066,665
    Temporary Investments                                                          138,281                99,768
    Accounts Receivable
        Trade - Net of Allowance for Doubtful
            Accounts of $725,000 in 1999 and 1998,
            respectively                                                         8,521,091             7,313,519
        Costs and Estimated Earnings in Excess of
            Billings on Uncompleted Contracts                                    1,947,135             2,134,170
    Prepaid Expenses                                                                71,696               107,549
    Deferred Tax Asset                                                             350,000               350,000
                                                                              ------------          ------------

            TOTAL CURRENT ASSETS                                                11,621,732            11,076,671
                                                                               -----------           -----------

LAND, BUILDINGS AND EQUIPMENT                                                    1,363,868             1,341,939
        Less Accumulated Depreciation                                             (698,635)             (657,394)
                                                                              ------------          ------------

            NET LAND, BUILDINGS AND EQUIPMENT                                      665,233               684,545
                                                                              ------------          ------------
OTHER ASSETS
    Receivables From Affiliates, Employees and Other                               129,915               202,290
    Deferred Tax Asset                                                           1,107,190             1,173,840
                                                                              ------------          ------------

            TOTAL OTHER ASSETS                                                   1,237,105             1,376,130
                                                                              ------------          ------------

            TOTAL ASSETS                                                       $13,524,070           $13,132,346
                                                                               ===========           ===========




                                   (Continued)

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  March 31,          December 31,
                                                                                   1999                 1998
                                                                              ------------          ------------
                                                                                (Unaudited)
CURRENT LIABILITIES
    Notes Payable                                                             $    150,000              $150,000
    Current Installments of Long-Term Debt                                         185,501               193,260
    Accounts Payable                                                             7,773,366             7,975,704
    Accrued Expenses                                                               716,557               794,765
    Billings in Excess of Costs and Estimated Earnings on
        Uncompleted Contracts                                                    1,433,812               832,447
    Payable to Stockholders                                                        384,683               397,740
                                                                              ------------          ------------

            TOTAL CURRENT LIABILITIES                                           10,643,919            10,343,916

LONG-TERM DEBT - Excluding Current Installments                                    370,728               408,402
                                                                              ------------          ------------

            TOTAL LIABILITIES                                                   11,014,647            10,752,318
                                                                               -----------           -----------

STOCKHOLDERS' EQUITY
    Common Stock of $.01 Par Value.  Authorized 7,500,000
        Shares; Issued and Outstanding 4,000,000 Shares                             40,000                40,000
    Paid-In-Capital                                                              4,907,272             4,907,272
    Retained (Deficit)                                                          (2,437,849)           (2,567,244)
                                                                              ------------          ------------

            TOTAL STOCKHOLDERS' EQUITY                                           2,509,423             2,380,028
                                                                              ------------          ------------

            TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                                           $13,524,070           $13,132,346
                                                                               ===========           ===========














                    The accompanying note is an integral part
                   of these consolidated financial statements

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                          For the Three Months Ended
                                                                                                   March 31,
                                                                                       -------------------------------
                                                                                       1999                       1998
                                                                                   -----------                -----------
CONSTRUCTION REVENUES                                                              $13,604,296                $11,463,976
COST OF CONSTRUCTION                                                                12,874,000                 11,026,551
                                                                                   -----------                -----------
            GROSS PROFIT                                                               730,296                    437,425
GENERAL AND ADMINISTRATIVE EXPENSES                                                    497,350                    372,392
                                                                                  ------------               ------------

            INCOME BEFORE OTHER
                INCOME (EXPENSE)                                                       232,946                     65,033
OTHER INCOME (EXPENSE)
    Gain on Temporary Investments Transactions                                           1,260                          -
Interest Income -                                                                        2,503
    Interest Expense                                                                   (38,477)                   (21,091)
Other                      316                                                               -
                --------------                                                 ---------------
            INCOME (LOSS) BEFORE INCOME TAXES                                          196,045                     46,445
INCOME TAX (EXPENSE)                                                                   (66,650)                   (15,775)
                                                                                 -------------              -------------
NET INCOME (LOSS)                                                                 $    129,395              $      30,670
                                                                                  ============              =============
INCOME (LOSS) PER SHARE                                                         $         0.03             $         0.01
                                                                                ==============             ==============
WEIGHTED AVERAGE NUMBER OF SHARES                                                    4,000,000                  4,000,000
                                                                                  ============               ============






                    The accompanying note is an integral part
                   of these consolidated financial statements

                                   (Continued)

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                       -------------------------------
                                                                                       1999                       1998
                                                                                   -----------                -----------
CASH FLOW FROM OPERATING ACTIVITIES
    Net Income                                                                      $   129,395                 $  30,670
    Adjustments to Reconcile Net Income to Net Cash
        From Operating Activities
            Depreciation                                                                 41,241                    36,000
            (Gain) on Temporary Investments Transactions                                 (1,260)                        -
            Deferred Taxes                                                               66,650                    15,775
    Changes in Current Assets and Liabilities
            (Increase) Decrease in Accounts Receivable                               (1,207,572)                   28,813
            (Increase) Decrease in Billings Related to Cost
                and Earnings on Uncompleted Contracts                                   788,400                  (291,128)
            Decrease in Prepaid Expenses                                                 35,853                     8,194
            (Decrease) in Accounts Payable                                             (202,338)                 (364,035)
            (Decrease) in Accrued Expenses                                              (78,208)                  (33,866)
    Purchase of Temporary Investments                                                (1,480,883)                        -
    Proceeds from Sale of Temporary Investments                                       1,443,630                     1,414
                                                                                    -----------                ----------
                NET CASH FLOW (USED) BY
                   OPERATING ACTIVITIES                                                (465,092)                 (568,163)
                                                                                    -----------                 ---------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of Equipment                                                               (21,929)                   (1,889)
    Decrease (Increase) in Other Assets                                                  72,375                    (7,830)
                                                                                   ------------                ----------

                NET CASH FLOW (USED) PROVIDED
                   IN INVESTING ACTIVITIES                                               50,446                    (9,719)
                                                                                   ------------                ----------

CASH FLOW FROM FINANCING ACTIVITIES
    Repayments of Note Borrowings                                                       (45,433)                 (186,254)
    Changes in Stockholder Receivables                                                  (13,057)                   (1,500)
                                                                                   ------------                ----------

                NET CASH FLOW PROVIDED (USED) BY
                   FINANCING ACTIVITIES                                             $   (58,490)                $(187,754)
                                                                                    -----------                 ---------








                    The accompanying note is an integral part
                   of these consolidated financial statements
                                   (Continued)

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                       -------------------------------
                                                                                       1999                       1998
                                                                                   -----------                -----------
NET (DECREASE) IN CASH                                                              $  (473,136)                $(765,636)

CASH AT THE BEGINNING OF THE PERIOD                                                   1,066,665                   438,445
                                                                                    -----------                 ---------

CASH AT THE END OF THE PERIOD                                                       $   593,529                 $(327,191)
                                                                                    ===========                 =========

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION
        Cash Paid During  the Year For:
            Interest Expense                                                        $    38,477                 $  21,090
                                                                                    ===========                 =========































                    The accompanying note is an integral part
                   of these consolidated financial statements

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999


NOTE 1: BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Gibbs Construction, Inc. for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Three Months Ended March 31, 1999 compared to Three Months Ended March 31,1998

Net income for the three months ended March 31, 1999 increased to $129,395 from $30,670 for the same period ended March 31, 1998. The increase reflects improved gross margins, 5.4% in the 1999 period compared to 3.8% in the 1998 period, as well as increased revenues in the 1999 period. Revenues increased 18.7% percent in the first quarter of 1999 when compared to the third quarter of 1998. The increase in revenues in the first quarter of 1999 compared to the first quarter of 1998 is attributable to the fact that the Company did not see in the first quarter of 1999 as much of a slowing of business that normally occurs in the winter months. General and administrative expenses in the first quarter of 1999 were approximately $125,000 higher in the first quarter of 1999 than the first quarter of 1998. In addition to the first quarter of 1998 having general and administrative expenses reduced because of the collection of a previously written off bad debt, the Company incurred in the first quarter of 1999 approximately $50,000 of marketing expenses and expended additional amounts in litigation costs to collect receivables that were written off in 1998.

Liquidity and capital resources

Over the last twelve months, the Company has continued to improve its working capital position. Except for debt incurred for equipment, the Company finances its operations through cash generated by those operations.

Year 2000

In 1998, the Company has upgraded its accounting software at a cost of $30,000 so that its management and financial systems would be year 2000 compliant. The Company plans to continue to purchase personal computers to replace existing ones as well as upgrade software systems such that all systems would be year 2000 compliant by the end of 1999. The Company anticipates that its principal vendors, namely, subcontractors, will undergo similar upgrades over the next several months. Many of these subcontractors, however, operate with manual systems and are unaffected by year 2000 software problems.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits Index
            Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K: None

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  Gibbs Construction, Inc.

May 10, 1999                                      /s/ Danny R. Gibbs
                                                  ------------------------------
                                                  Danny R. Gibbs, President and
                                                  Principal Financial Officer