Form 10-Q
period 1999-06-30
GIBBS CONSTRUCTION INC
filed 1999-08-13
CIK 1001463

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,030,000

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                          June 30,                December 31,
                                                                           1999                      1998
                                                                        ------------               -----------
                                                                         (Unaudited)
CURRENT ASSETS
   Cash                                                                 $    214,204               $ 1,066,665
   Temporary Investments                                                     399,393                    99,768
   Accounts Receivable
       Trade 9,949,604                                                     7,313,519
       Costs and Estimated Earnings in Excess of
         Billings on Uncompleted Contracts                                 2,263,194                 2,134,170
   Prepaid Expenses                                                           40,887                   107,549
   Deferred Tax Asset                                                        350,000                   350,000
                                                                        ------------               -----------

             TOTAL CURRENT ASSETS                                         13,217,282                11,071,671
                                                                         -----------               -----------

LAND, BUILDINGS AND EQUIPMENT                                              1,431,531                 1,341,939
       Less Accumulated Depreciation                                        (704,488)                 (657,394)
                                                                        ------------              ------------

             NET LAND, BUILDINGS AND EQUIPMENT                               727,043                   684,545
                                                                        ------------              ------------

OTHER ASSETS
   Receivables From Affiliates, Employees and Other                          125,964                   202,290
   Deferred Tax Asset                                                      1,032,840                 1,173,840
                                                                        ------------              ------------

             TOTAL OTHER ASSETS                                            1,158,804                 1,376,130
                                                                        ------------              ------------

             TOTAL ASSETS                                                $15,103,129               $13,132,346
                                                                         ===========               ===========








                                   (Continued)

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         June 30,                 December 31,
                                                                           1999                       1998
                                                                        ------------              ------------
                                                                         (Unaudited)
CURRENT LIABILITIES
   Notes Payable                                                        $    150,000              $    150,000
   Current Installments of Long-Term Debt                                    164,984                   193,260
   Accounts Payable                                                        9,588,518                 7,975,704
   Accrued Expenses                                                          867,515                   794,765
   Billings in Excess of Costs and Estimated Earnings
       on Uncompleted Contracts                                              856,538                   832,447
   Payable to Stockholders                                                   384,683                   397,740
                                                                        ------------              ------------

         TOTAL CURRENT LIABILITIES                                        12,012,238                10,343,916

LONG-TERM DEBT - Excluding Current Installments                              387,534                   408,402
                                                                        ------------              ------------

         TOTAL LIABILITIES                                                12,399,772                10,752,318
                                                                         -----------               -----------

STOCKHOLDERS' EQUITY
   Common Stock of $.01 Par Value.  Authorized 15,000,000
       Shares; Issued and Outstanding 4,030,000 and 4,000,000
       Shares in 1999 and 1998, respectively                                  40,300                    40,000
   Paid-In-Capital                                                         4,957,597                 4,907,272
   Retained (Deficit)                                                     (2,294,540)               (2,567,244)
                                                                        ------------              ------------

         TOTAL STOCKHOLDERS' EQUITY                                        2,703,357                 2,380,028
                                                                        ------------              ------------

         TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                                        $15,103,129               $13,132,346
                                                                         ===========               ===========









                   The accompanying notes are an integral part of these consolidated financial statements

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended June 30,         Six Months Ended June 30,
                                                   1999                1998               1999            1998
                                                   -----------       -----------      -----------       -----------

CONSTRUCTION REVENUES                              $16,725,803       $11,821,015      $30,330,099       $23,284,991

COST OF CONSTRUCTION                                15,959,003        11,227,710       28,833,003        22,254,261
                                                   -----------       -----------      -----------       -----------

       GROSS PROFIT                                    766,800           593,305        1,497,096         1,030,730
                                                  ------------      ------------     ------------       -----------

GENERAL AND ADMINISTRATIVE
   EXPENSES                                            590,932           383,065        1,088,282          755,458
                                                  ------------      ------------     ------------      ------------

       INCOME BEFORE OTHER
         INCOME (EXPENSE)                              175,868           210,240          408,814           275,272

OTHER INCOME (EXPENSE)
   Gain on Disposal of Equipment                         5,000                -             5,000                 -
   Gain (Loss) on Temporary Investments
       Transactions                                     65,082           (50,107)          66,342           (50,107)
   Interest Income                                           -                 -                -             2,503
   Interest Expense                                    (40,204)          (31,219)         (78,681)          (52,309)
   Other                                                11,913                 -           12,229                 -
                                                 -------------    --------------    -------------   ---------------

       INCOME (LOSS) BEFORE
         INCOME TAXES                                  217,659           128,914          413,704           175,359

INCOME TAX (EXPENSE) BENEFIT                           (74,350)         ( 38,825)        (141,000)          (54,600)
                                                 -------------      ------------     ------------     -------------

       NET INCOME (LOSS)                          $    143,309      $     90,089     $    272,704      $    120,759
                                                  ============      ============     ============      ============


INCOME (LOSS) PER SHARE                        $          0.04   $         0.02   $          0.07  $           0.03
                                               ===============   ==============   ===============  ===============

WEIGHTED AVERAGE
NUMBER OF SHARES                                     4,007,500         4,000,000        4,004,286         4,000,000
                                                  ============       ===========     ============      ============







                   The accompanying notes are an integral part of these consolidated financial statements

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Six Months Ended June 30,
                                                                             1999                    1998
                                                                          ----------                 ---------
CASH FLOW FROM OPERATING ACTIVITIES
    Net Income                                                            $  272,704                  $120,759
    Adjustments to Reconcile Net Income
        to Net Cash From Operating Activities
            Depreciation                                                      87,788                    72,000
            (Gain) on Disposal of Equipment                                   (5,000)                        -
            (Gain) Loss on Temporary
              Investments Transactions                                       (66,342)                   50,107
            Deferred Taxes                                                   141,000                    54,600
            Issuance of Common Stock for Services                             50,625                         -
    Changes in Current Assets and Liabilities
        (Increase) Decrease in Accounts Receivable                        (2,636,085)                   73,349
        (Increase) Decrease in Billings Related to Cost and
            Earnings on Uncompleted Contracts                               (104,933)                  514,886
        Decrease in Prepaid Expenses                                          66,662                    44,682
        Increase (Decrease) in Accounts Payable                            1,612,814                  (639,383)
        Increase (Decrease) in Accrued Expenses                               72,750                   (78,367)
    Purchase of Temporary Investments                                     (2,439,124)                        -
    Proceeds from Sale of Temporary Investments                            2,205,841                     1,415
                                                                          ----------                 ---------

            NET CASH FLOW (USED) PROVIDED
               BY OPERATING ACTIVITIES                                      (741,300)                  214,048
                                                                          ----------                  --------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of Equipment                                                   (144,005)                   (9,280)
    Proceeds from Disposal of Equipment                                       18,719                         -
    Change in Other Assets                                                    76,326                   (13,220)
                                                                         -----------                 ---------

            NET CASH FLOW (USED) IN
               INVESTING ACTIVITIES                                          (48,960)                  (22,500)
                                                                         -----------                 ---------






                   The accompanying notes are an integral part of these consolidated financial statements

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                Six Months Ended June 30,
                                                                             1999                      1998
                                                                         -----------                ----------
CASH FLOW FROM FINANCING ACTIVITIES
    Proceeds from Note Borrowings                                        $    67,027                 $ 350,000
    Repayments of Note Borrowings                                           (116,171)                 (437,029)
    Changes in Stockholders' Receivables                                     (13,057)                   (1,500)
                                                                         -----------                ----------

            NET CASH FLOW (USED)
              BY FINANCING ACTIVITIES                                        (62,201)                  (88,529)
                                                                         -----------                ----------

NET (DECREASE) INCREASE IN CASH                                             (852,461)                  103,019

CASH AT THE BEGINNING OF
    THE PERIOD                                                             1,066,665                   438,445
                                                                          ----------                 ---------

CASH AT THE END OF THE PERIOD                                             $  214,204                 $ 541,464
                                                                          ==========                 =========

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION
        Cash Paid During the Year For:
            Interest Expense                                              $   78,681                 $  52,309
                                                                          ==========                 =========

















                   The accompanying notes are an integral part of these consolidated financial statements

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Note 1: BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Gibbs Construction, Inc. for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Six Months Ended June 30, 1999, Compared to Six Months Ended June 30, 1998

Net income for the six months ended June 30, 1999, was $272,704 compared to $120,509 for the six month period ended June 30, 1998, an increase of 126%. The increase is attributable principally to increased revenues in the 1999 period.

Revenues for the 1999 period were $30,330,099 compared to $23,284,991 for the 1998 period, an increase of 30%.

Gross margins also improved in the 1999 period when compared to the 1998 period, 4.9% in the 1999 period compared to 4.4% in the earlier period. The effect of the increased gross margins when combined with increased revenues resulted in an increase in gross profit to $1,497,096 in the 1999 period from $1,030,730 in the 1998 period, an increase of 45%. Although the gross margins improved in the later period, the Company experienced losses on some of the small hotels that the Company contracted to construct. In the first six months of 1998, gross margins were depressed because the Company had problems with a subcontractor. The Company continues to attempt to improve margins through closer supervision of the projects on which it is awarded construction contracts as well as contract with entities with whom it has confidence and for projects with which its has expertise.

General and administrative expenses as a percentage of revenues remained essentially unchanged between the periods, 3.59% in the 1999 period and 3.24% in the 1998 period. However, general and administrative expenses increased $332,824 in the first six months of 1999 over the first six months of 1998. Of this increase approximately 35% involves continued litigation expense relating to the collection of receivables that were written off in 1998 and 45% relates to marketing expenses at trade shows incurred in 1999 that were not incurred in 1998.

Three Months Ended June 30, 1999, Compared to Three Months Ended June 30, 1998

The revenue trends discussed above were accentuated in the second quarter of 1999 when compared to the second quarter of 1998 with revenues increasing to $16,725,803 from $11,821,015, an increase of 41%. Gross margins, however, declined in the 1999 period to 4.58% from 5.02% because the losses the Company incurred on the construction of small hotels occurred principally in the second quarter of 1999, and in the 1998 period the Company had already expensed losses referred to above incurred in certain contracts involving one subcontractor. Nonetheless, gross profit improved to $766,800 in the second quarter of 1999 from $593,305 because revenues in the second quarter of 1999 were significantly more than those in the second quarter of 1998.

The improved gross profit was offset by increases in general and administrative expenses. Although general and administrative expenses as a percentage of revenues did not change significantly, 3.24% in the 1998 period compared to 3.53% in the 1999 period, general and administrative expenses increased $207,867 to $590, 932 in the 1999 period from $383,065 in the 1998 period. Of this increase, approximately 43% is attributable to increased marketing expense incurred in connection with trade shows, and approximately 36% is attributable to increased professional fees incurred in connection with collection efforts for bad debts that have been charged off.

Income before income taxes was $217,659 for the second quarter of 1999 compared to $128,914 in the second quarter of 1998, a difference of $88,745. Almost all of this difference can be attributed to a loss of $50,107 in the second quarter of 1998 on temporary investments and a gain of $65,082 in the second quarter of 1999, a difference of $115,189. Early in the third quarter of 1999 the Company liquidated the securities that gave rise to the gain recognized in the second quarter of 1999.

The improvement in the second quarter of 1999 can be attributed, consequently, to improved revenues and the recognition of a gain in temporary investments. These favorable developments were offset by increased general and administrative expenses.

Liquidity and capital resources

Over the last 18 months, the Company has continued to improve its working capital position. Except for debt incurred for equipment, the Company finances its operations through cash generated by those operations.

Year 2000

In 1998, the Company began an upgrade of its accounting software and the computers on which the software operates, a process that is now being completed. The cost of these upgrades exceeds $60,000, and the Company believes that these upgrades has resulted in the Company being year 2000 compliant. The Company anticipates that its principal vendors, namely, subcontractors, will undergo similar upgrades over the next several months if they have not already done so. Many of these subcontractors, however, operate with manual systems and are unaffected by year 2000 software problems.

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters of Vote to Security Holders

     On July 30, 1999, the registrant held its annual meeting of shareholders. At that meeting, directors were re-elected and the appointment of Killman Murrell & Company, P.C. as the registrant's independent auditors was ratified. The results of the voting was as follows:

     Directors:

                Name                                FOR             AGAINST
         Danny Gibbs                             2,225,255           15,230
         Tony Gibbs                              2,225,255           15,230
         Dennis T. Mitchell                      2,225,255           15,230
         L. W. Reynolds                          2,225,255           15,230

     Ratification of Killman Murrell & Company, P.C. as independent auditors

                                  FOR             AGAINST               ABSTAIN
                               2,236,385          3,000                 1,100

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits Index
            Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K: None

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            Gibbs Construction, Inc.

August 12, 1999                             /s/ Danny R. Gibbs
                                            Danny R. Gibbs, President and
                                            Principal Financial Officer