Form 10-Q
period 1999-09-30
GIBBS CONSTRUCTION INC
filed 1999-11-12
CIK 1001463

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

                           For the quarterly period ended September 30, 1999

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                              September 30,            December 31,
                                                                                  1999                    1998
                                                                             --------------           --------------
                                                                              (Unaudited)
CURRENT ASSETS
   Cash                                                                      $    853,693              $  1,066,665
   Temporary Investments                                                          188,085                    99,768
   Real Estate Held for Resale                                                    666,857                         -
   Accounts Receivable
       Trade                                                                    7,850,054                 7,313,519
       Costs and Estimated Earnings in Excess of
         Billings on Uncompleted Contracts                                      2,979,786                 2,134,170
   Prepaid Expenses                                                                36,621                   107,549
   Deferred Tax Asset                                                             350,000                   350,000
                                                                           --------------            --------------

             TOTAL CURRENT ASSETS                                              12,925,096                11,071,671
                                                                             ------------              ------------

LAND, BUILDINGS AND EQUIPMENT                                                   1,480,682                 1,341,939
       Less Accumulated Depreciation                                             (752,674)                 (657,394)
                                                                            -------------             -------------

             NET LAND, BUILDINGS AND EQUIPMENT                                    728,008                   684,545
                                                                            -------------             -------------

OTHER ASSETS
   Receivables From Affiliates and Employees                                       86,369                   202,290
   Deferred Tax Asset                                                             999,940                 1,173,840
                                                                            -------------              ------------

             TOTAL OTHER ASSETS                                                 1,086,309                 1,376,130
                                                                             ------------              ------------

             TOTAL ASSETS                                                     $14,739,413               $13,132,346
                                                                              ===========               ===========






                                   (Continued)
                                       F-1

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY


                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              September 30,            December 31,
                                                                                  1999                     1998
                                                                           ------------------         --------------
                                                                               (Unaudited)
CURRENT LIABILITIES
   Notes Payable                                                            $     219,309              $    150,000
   Current Installments of Long-Term Debt                                         170,733                   193,260
   Accounts Payable                                                             9,096,290                 7,975,704
   Accrued Expenses                                                               689,624                   794,765
   Billings in Excess of Costs and Estimated Earnings
       on Uncompleted Contracts                                                 1,097,674                   832,447
   Payable to Stockholders                                                        344,683                   397,740
                                                                             ------------             -------------

         TOTAL CURRENT LIABILITIES                                             11,618,313                10,343,916

LONG-TERM DEBT - Excluding Current Installments                                   379,482                   408,402
                                                                             ------------             -------------

         TOTAL LIABILITIES                                                     11,997,795                10,752,318
                                                                               ----------              ------------

STOCKHOLDERS' EQUITY
   Common Stock of $.01 Par Value.  Authorized 15,000,000
       Shares; Issued and Outstanding 4,030,000 and
       4,000,000 Shares in 1999 and 1998, respectively                             40,300                    40,000
   Paid-In-Capital                                                              4,956,659                 4,907,272
   Retained (Deficit)                                                          (2,255,341)               (2,567,244)
                                                                             ------------              ------------

         TOTAL STOCKHOLDERS' EQUITY                                             2,741,618                 2,380,028
                                                                             ------------              ------------

         TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                                             $14,739,413               $13,132,346
                                                                              ===========               ===========









                   The accompanying notes are an integral part of these consolidated financial statements

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY


                     CONSOLIDATED STATEMENTS AND OPERATIONS

                                                       Three Months Ended Sept. 30,         Nine Months Ended Sept. 30,

                                                          1999              1998              1999              1998
                                                      -----------      ------------       -----------       -----------


CONSTRUCTION REVENUES                                 $16,144,549       $13,520,229       $46,474,648       $36,805,220

COST OF CONSTRUCTION                                   15,656,072        13,008,206        44,489,075        35,262,467
                                                      -----------      ------------       -----------       -----------

       GROSS PROFIT                                       488,477           512,023         1,985,573         1,542,753

GENERAL AND ADMINISTRATIVE
   EXPENSES                                               410,823           497,672         1,499,105         1,253,130
                                                     ------------     -------------       -----------       -----------

       INCOME BEFORE OTHER
         INCOME (EXPENSE)                                  77,654            14,351           486,468           289,623

OTHER INCOME (EXPENSE)
   Gain on Disposal of Equipment                                -             5,000             5,000             5,000

   (Loss) Gain on Temporary Investments
      Transactions                                        (17,966)          (34,561)           48,376           (84,668)
Interest Income                                                 -           124,833                 -           127,336

   Interest Expense                                       (28,534)          (26,952)          (68,363)          (79,261)
Other                                                      64,147                 -            37,524                 -
                                                    ------------- -----------------     -------------  ----------------

       INCOME BEFORE
        INCOME TAXES                                       95,301            82,671           509,005           258,030
INCOME TAX (EXPENSE)                                      (56,102)          (46,515)         (197,102)         (101,115)
                                                    -------------     --------------     -------------     ------------
       NET INCOME                                   $      39,199     $      36,156       $   311,903      $    156,915
                                                    =============     =============       ===========      ============
INCOME PER SHARE                                  $           .01   $           .01     $         .08   $           .04
                                                  ===============   ===============     =============   ===============
WEIGHTED AVERAGE NUMBER
   OF SHARES                                            4,030,000         4,000,000         4,021,000         4,000,000
                                                     ============      ============       ===========      ============







                    The accompanying note is an integral part
                   of these consolidated financial statements

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 Nine Months Ended
                                                                                                    September 30,
                                                                                               1999              1998
                                                                                           ----------       -----------
CASH FLOW FROM OPERATING ACTIVITIES
    Net Income                                                                             $  311,903         $ 156,915

    Adjustments to Reconcile Net Income
        to Net Cash From Operating Activities
            Depreciation                                                                      135,974           112,455

            (Gain) on Disposal of Equipment                                                    (5,000)           (5,000)
            (Gain) Loss on Temporary
               Investments Transactions                                                       (48,376)           84,668
Deferred Taxes                                                                                173,900            87,750

    Issuance of Common Stock for Service                                                       49,687                 -
    Changes in Current Assets and Liabilities
        Decrease in Accounts Receivable                                                      (536,535)          342,927

        (Increase) Decrease in Billings Related to
            Cost and Earnings on Uncompleted Contracts                                       (580,389)          147,312

        Decrease in Prepaid Expenses                                                           70,928            11,272
        Increase (Decrease) in Accounts Payable                                             1,120,586          (688,426)

        (Decrease) in Accrued Expenses                                                       (105,141)          (24,437)
    Purchase of Temporary Investments                                                      (5,869,106)         (876,143)
     Proceeds from Sale of Temporary Investments                                            5,829,165           873,557
    Purchase of Real Estate Held for Resale                                                  (666,857)                -
                                                                                           ----------    --------------

            NET CASH FLOW (USED) PROVIDED
               BY OPERATING ACTIVITIES                                                       (119,261)          222,850
                                                                                           -----------       ----------


CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of Equipment                                                                    (193,156)         (243,958)
    Proceeds from Sale of Equipment                                                            18,719             8,924
    Decrease (Increase) in Other Assets                                                       115,921              (456)
                                                                                           ----------      ------------


            NET CASH FLOW (USED)
               IN INVESTING ACTIVITIES                                                        (58,516)         (235,490)
                                                                                          -----------        ----------









                    The accompanying note is an integral part
                   of these consolidated financial statements

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                                 Nine Months Ended
                                                                                                    September 30
                                                                                              1999              1998
                                                                                          -----------      ------------
CASH FLOW FROM FINANCING ACTIVITIES
    Proceeds from Notes Borrowings                                                         $  259,309        $  505,430

    Repayments of Notes Borrowings                                                           (241,447)         (477,448)
    Changes in Stockholder Payables                                                           (53,057)           (2,032)
                                                                                          -----------      ------------

            NET CASH FLOW (USED) PROVIDED BY
               FINANCING ACTIVITIES                                                           (35,195)           25,950
                                                                                          -----------      ------------

NET (DECREASE) INCREASE IN CASH                                                              (212,972)           13,310


CASH AT THE BEGINNING OF THE PERIOD                                                         1,066,665           438,445
                                                                                           ----------       -----------


CASH AT THE END OF THE PERIOD                                                              $  853,693        $  451,755
                                                                                           ==========        ==========

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION
        Cash Paid During the Year For:
            Interest Expense                                                              $    68,363       $    79,261
                                                                                          ===========       ===========

            Income Tax Paid                                                               $    23,202       $    13,365
                                                                                          ===========       ===========


                    The accompanying note is an integral part
                   of these consolidated financial statements

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1:  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Gibbs Construction, Inc. and Subsidiary for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Nine Months Ended September 30, 1999, Compared to Nine Months Ended September 30, 1998

Net income for the nine months ended September 30, 1999, was $311,903 compared to $156,915 for the nine month period ended September 30, 1998, an increase of 99%. The increase is attributable principally to increased revenues and lower selling, general and administrative expenses as a percentage of revenues in the 1999 period.

Revenues increased in the 1999 period from the 1998 period by 26%, to $46,474,648 from $36,805,220. Revenues increased primarily in connection with fewer jobs that were larger in scope than those in the prior period.

Gross margins modestly improved in the 1999 period when compared to the 1998 period, 4.27% in the 1999 period compared to 4.19% in the earlier period. The effect of the increased gross margins when combined with increased revenues resulted in an increase in gross profit to $1,985,573 in the 1999 period from $1,542,753 in the 1998 period, an increase of 29%. In both 1998 and 1999, the Company experienced losses on some projects which depressed margins. The Company continues to attempt to improve margins through closer supervision of the projects on which it is awarded construction contracts as well as contract with entities with whom it has confidence and for projects with which its has expertise.

General and administrative expenses as a percentage of revenues remained essentially unchanged between the periods, 3.23% in the 1999 period and 3.40% in the 1998 period. General and administrative expense increased to $1,499,105 in the 1999 period from $1,253,130 principally reflecting increased marketing expense incurred in 1999. This increase was partially offset in the third quarter of 1999 by the recovery in that quarter of a receivable in the amount of $115,000 that had previously been written off.

Three Months Ended September 30, 1999, Compared to Three Months Ended September 30, 1998

The revenue trends discussed in the third quarter of 1999 when compared to the third quarter of 1998 were consistent with those discussed above with revenues increasing 19% to $16,144,549 from $13,520,229. Gross margins, however, declined in the 1999 period to 3.03% from 3.79% because the losses the Company incurred on the construction of small hotels. Accordingly, gross profit declined somewhat to $488,477 in the third quarter of 1999 from $512,023 when compared to the third quarter of 1998.

Declining general and administrative costs as a percentage of revenues in the 1999 period more than offset that period's declining gross margins when compared to the earlier period resulting in an overall improvement in operating profit to $77,654 in the third quarter of 1999 when compared to $14,351 in the earlier period. General and administrative expenses decreased to $410,823 in the 1999 period from $497,672 in the 1998 period, or 2.54% and 3.68% of revenues, respectively. This decrease is principally attributable to the recovery of a receivable in the third quarter of 1999 that had been previously written off.

Net income between the periods was essentially unchanged, $39,199 in the third quarter of 1999 compared to $36,156 in the third quarter of 1998. The third quarter of 1998 was favorably affected by interest income of $124,833.

Liquidity and capital resources

Over the last 24 months, the Company has continued to improve its working capital position. Except for debt incurred for equipment, the Company finances its operations through cash generated by those operations. In the third quarter of 1999, the Company acquired a piece of property on behalf of a client that has committed to use the Company for construction purposes related to this property. The Company anticipates selling this property to the client in the fourth quarter of 1999.

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



                                                  Gibbs Construction, Inc.

November 12, 1999                                 /s/ Danny R. Gibbs
                                                  -----------------------------
                                                  Danny R. Gibbs, President and
                                                  Principal Financial Officer