Form 10-K
period 1999-12-31
GIBBS CONSTRUCTION INC
filed 2000-04-06
CIK 1001463

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

    (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

         For the fiscal year ended December 31, 1999 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]



               For the transition period from ________ to _______



Commission file number             1-14088
                               --------------------------


                            Gibbs Construction, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Texas                                    75-2095676
---------------------------------------------      -----------------------------
(State or other jurisdiction of incorporation      (I.R.S. Employer
               or organization)                    Identification No.)


     1855 Wall Street, Garland, TX                            75041
----------------------------------------           -----------------------------
(Address of principal executive offices)                    (Zip Code)


Issuer's telephone number: (972) 278-3433
                           --------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                                     Name of each exchange
                                                        on which registered

 Common Stock                                         Boston Stock Exchange
-------------------------------------------      -------------------------------
 Warrants to purchase Common Stock                    Boston Stock Exchange

-------------------------------------------      -------------------------------


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

         State issuer's revenues for its most recent fiscal year.  $53,366,171

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price, as of a specified date within 60 days prior to the date of filing $1,866,875 As of March 16, 2000.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,060,000

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

         Effective January 18, 2000, the Company and two of its principal stockholders, Danny and Tony Gibbs, entered into a joint control and escrow agreement whereby one of the Company's principal sureties agreed to provide funds to complete contract obligations. This agreement followed a request by the Company for financial assistance because of the Company's lack of cash flow to make certain payments relative to five bonded construction contracts. As part of the agreement, the Company agreed to grant the surety a security interest in certain Company assets, and Danny and Tony Gibbs granted the surety a security interest in their ownership of 2,000,000 shares of the Company's stock. Two of the five bonded contracts, which relate to the construction of small hotels, had resulted in major losses and the five contracts resulted in losses of approximately $5,000,000. Primarily because of those losses, the Company anticipates filing for protection under Chapter 11 of the United State Bankruptcy Code.

Construction Operations

         The Company acts as a general contractor for both "ground up" and interior "finish out" construction. "Ground up" construction involves the construction of a building's shell, that is, construction of the building's floor, wall, and ceiling. "Finish out" comprises electrical work, erection of walls, painting, demolition, air conditioning and heating systems and plumbing, among other activities. The Company focuses on the higher margin activities involved in "finish out" work, subcontracting lower margin work to other contractors. In 1999, approximately 65% of the Company's revenues were derived from "ground up" work and 35% from "finish out" work.

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

Marketing of the Construction Business

         In 1999, the Company's construction business focuses on a clientele of publicly held companies or companies anticipating to become publicly held which have the necessary funds appropriated for construction programs on a nation-wide basis. The specifically targeted companies are national retail chains that conduct operations in stand-alone facilities or "power-centers". These national retail companies are frequently engaged in aggressive expansion programs, which often require the construction of ten to fifty units of 10,000 to 100,000 square feet per year on a nation-wide basis. In addition, these retail chains often remodel a large number of existing outlets for which the Company bid. However, in 1998 the Company began to bid on non-retail projects, including the small hotels referred to above.

         The Company usually experiences some work slowdown in the first quarter of each calendar year due, in the opinion of management, to a slowing of the bidding process during the holiday season.

         The Company does not engage in a formal marketing or selling program for the construction business. Most work comes by referral or reputation with a large amount of repeat business from existing customers. During 1999, approximately 40% of the Company business was repeat business from existing clients.

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

         In 1999, the Company was engaged in over 120 projects for approximately 40 different clients. Two clients, Office Max (17%) and Just for Feet (18%), accounted for approximately 35% of the Company's revenues during 1999. One shopping center development amounted to approximately 20% of the Company's revenues. In 1999 Just for Feet filed for protection under the United States Bankruptcy Code.

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

Competition

         The Company believes that its construction business competes on price, reputation for quality, timeliness, familiarity with retail construction, the availability of aggregate materials.

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

         At March 15, 2000, the field operations of the Company were conducted by 8 superintendents and 35 tradesmen. A field superintendent is assigned to each project with the responsibility to oversee the day to day progress on the project. The field superintendent reports directly to the project manager.

         In addition to Danny and Tony Gibbs, the Company employs in the construction business six persons, including one project managers, 3 project assistants, one project accountant, and one accounting clerks. The project managers typically run three to four projects at a time and are responsible for the overall coordination and scheduling of each project as well as communications with the client.

Item 2. Properties.

         The Company owns a 10,000 square foot office and warehouse facility in Garland, Texas. Offices presently occupy approximately 6,000 square feet. Of that space, the Company completed in March of 1996 and an additional 2,500 square feet that enabled the Company to have space for additional project managers and four staff members capable of supporting operations. These assets now secure the Company's surety. See "Item 1. Business - General."

         As of March 15, 2000, the Company owned 9 trucks and 5 trailers. The Company also owned two tractors, two fork lifts and six scissor lifts. This type of equipment is used on almost all jobs, and any additional equipment or machinery required for a job is rented on an as needed basis. The Company has very little inventory. That which does exist primarily consists of left over or unused material which can be used on the next project.

Item 3. Legal Proceedings

         The Company is involved in a number of legal proceedings. Several of these matters involve alleged non-performance by the Company and, in the opinion of management arise in the ordinary course of business. Several additional suits are on accounts and relate to disputes arising out of the Company's financial difficulties.

Item 4. Submission of Matters to a Vote of Security Holders

         None

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Maters.

         The Company's common stock is listed on the NASDAQ Small Cap Market and is traded under the symbol GBSE. The stock is also listed for trading on the Boston Stock Exchange.

         On March 30, 2000, the Boston Stock Exchange and the NASDAQ Small Cap Market stopped trading on the exchanges.

         The Company completed its initial public offering in January of 1996 and trading commenced on January 12, 1996. The following table set forth the high and low bid and cash prices of the Company's Common Stock for each calendar quarter in 1999 and 1998:

1999                                Ask                            Bid
                            High           Low             High          Low

First Quarter                1.96875      1.53125          1.875         1.375
Second Quarter               1.51325      1.125            1.46875       1.00
Third Quarter                1.75         1.093875         1.6875        1.00
Fourth Quarter               1.625        0.5              1.5625        0.40625

1998                                Ask                            Bid
                            High          Low              High          Low

First Quarter                2.125        1.125            1.9375        1.00
Second Quarter               2.625        1.125            2.0625        1.9375
Third Quarter                2.25         2.0625           1.9375        1.5625
Fourth Quarter               2.00         1.50             2.0625        1.4375



         As of March 15, 2000, there were approximately 800 holders of record of the Company's common stock, according to the records provided by the transfer agent.

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

                                      1999              1998             1997         1996        1995(1)
Net sales                        $53,366,171     $54,496,848        $47,993,287   $47,438,930   $33,336,120
Income (loss)
  from continuing operation      $(8,950,262)        465,707            584,900       546,383     1,592,835
Income (loss) per share
  from continuing operation      $     (2.23)          $0.12              $0.14         $0.14        $ 0.53
Total Assets                      $7,470,947     $13,132,346        $12,617,916   $12,733,026   $11,291,394
Long-term obligations                326,976         408,402            210,232       563,254       945,057
  Cash Dividends                           -               -                  -             -             -


(1) Prior to October 1, 1995, the Company was taxed as a subchapter S corporation under the Internal Revenue Code of 1986. Income, Income, per share and Total Assets reflect amounts that would have been accrued had the Company taxed other than as a subchapter S corporation.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

Overview

         The Company is presently operating under an agreement with one of its sureties relating to five small hotels that the Company contracted to construct which resulted in approximately $5,000,000 in losses. The Company accrued an additional $2,000,000 in bad debt expense relating to receivables that may not be collected. The Company's financial resources are not sufficient to finance these losses and the Company will file for protection under Chapter 11 of the United States Bankruptcy Code.

Results of Operations - 1999 Compared with 1998

         Revenues for 1999 were essentially unchanged from 1998, $53,366,171 in 1999 compared to $54,496,848 in 1998. Gross profit was positive in 1998 and negative in 1999 principally because of approximately $5,000,000 in losses incurred in connection with the construction of hotels referred to above. The loss was also affected by a large contract which failed to pay for extensive change orders causing a significant reduction in gross profit on the contract. Finally, the bankruptcy of Just for Feet significantly diminished gross profit because in 1998 the client provided significant gross margin on contracts.

         General and administrative costs were $2,759,871 in 1999 compared to $1,687,147 in 1998. The increase relates $800,000 in liquidated damages that may be charged against the Company, $450,000 in litigation expenses in excess of charges to projects and $325,000 in legal expenses. In addition, in 1999 the Company increased its bad debt expense to $2,508,138 from $842,758 in the earlier year.

         The Company also expensed an income tax asset of $1,523,840 in 1999 which it had previously set up as a result of losses in prior years.

         Accordingly, the Company Net loss in 1999 was $8,950,262 compared to a profit of $465,707 in 1998.

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

         Operating income from continuing operations, however, decreased to $752,966 in 1998 from $1,070,089 in 1997. The decrease resulted from an increase in 1998 in General and Administrative expenses principally because the Company wrote off $842,758, of which $637,632 was written off in the fourth quarter of 1998. In addition, the Company accrued $166,670 in 1998 in litigation expense compared to $62,213 in 1997 related to collection of aforesaid receivables.

         The effect of these increases in General and Administrative Expense was to reduce 1998 income before taxes to approximately $731,772 in 1998 compared to $891,100 in 1997, and net income in 1998 to $465,707 compared to $584,900 in
1997.

Liquidity and Capital Resources

         The Company is insolvent and will shortly file for protection under Chapter 11 of the United States Bankruptcy Code. It is possible that a proceeding under Chapter 11 could be converted into a Chapter 7 and the Company liquidated.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With section 16(a) of the Exchange Act.

Executive Officers and Directors

         The directors and executive officers of the Company, and their respective ages and positions held with the Company, are as follows:

Name                        Age                         Position
--------------------------------------------------------------------------------
Danny Gibbs                  43                 President/Secretary Director
Tony Gibbs                   39              Vice-President/Treasurer, Director
Dennis T. Mitchell           50                         Director
L.W. Reynolds                64                         Director

         Danny Gibbs has served as president, general manager and a director of the Company since the Company's inception in 1984. Mr. Gibbs has acted as the Company's Chief Financial Officer throughout the Company's existence. Mr. Gibbs is a principal and large equity owner of Team Technical Services, Inc. In 1999 Team Technical Services, Inc. filed for protection under Chapter 7 of the United States Bankruptcy Act. See "Item 13. Certain Relationships and Related Transactions." Mr. Gibbs received a Bachelor of Arts degree in History with a minor in Architecture from Texas Tech University.

         Tony Gibbs has served as vice president and a director of the Company since the Company's inception in 1984. From 1983 to 1984, Mr. Gibbs formed a construction company which provided construction services to the residential industry and the commercial industry. Mr. Gibbs is a principal and large equity owner of Team Technical Services, Inc. In 1999 Team Technical Services, Inc. filed for protection under Chapter 7 of the United States Bankruptcy Act. See "Item 13. Certain Relationships and Related Transactions." Mr. Gibbs received a Bachelor of Science degree in Accounting with a minor in Architecture from Texas Tech University

         Dennis T. Mitchell, a licensed professional architect, is president of AIG, Inc., an architectural firm Mr. Mitchell formed in 1969 which is primarily engaged in the design, documentation and execution of commercial construction. AIG, Inc. provides architectural service to a variety of retail, industrial and governmental entities, including Barnes & Noble, Lil Things, and Eckerds. Mr. Mitchell is a member of several national and local architectural professional organizations and a graduate of the University of Texas at Arlington.

         L. W. Reynolds is president of Reynolds Financial and Management Services, Inc., a financial and management consulting firm that provides services to the real estate, wholesale distribution, retail, environmental services, assisted living and construction industries. Mr. Reynolds formed the firm in 1990. He is also chairman of Elder Living Centers, Inc., a Company Mr. Reynolds formed in 1996 that develops and finances assisted living facilities in New Mexico and Texas. Also in 1996, Mr. Reynolds formed Davis Covenant Corporation, a general contractor engaged in the development of apartments and assisted living facilities and asbestos statement. Mr. Reynolds, a certified public accountant, worked for Peat Marwick Mitchell and Company from 1959 to 1966 and the Maloof Companies from 1966 through 1984, becoming an Executive Vice President and Chief Financial Officer in 1980. From 1984 to 1986, he was President and Chief Executive Officer of American Federal Savings and Loan Association and from 1986 through 1989 was Vice President of Market Development for Public Service Company of New Mexico. Mr. Reynolds is a graduate of McMurry University and holds a Masters of Business Administration from the University of Texas at Austin.

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

                           Summary Compensation Table

Name and                                               Annual Compensation (1)            All Other
Principal Position                    Fiscal Year         Salary     Bonus (2)          Compensation
----------------------------------------------------------------------------------------------------
Danny Gibbs                               1999          $114,000
 Chief Executive Officer                  1998           119,000                                    -
                                          1997           133,000                                    -

Tony Gibbs                                1999         $  99,000             -                      -
 Vice President                           1998           104,000             -                      -
                                          1997           123,000                                    -

------------------

(1) The Company provides certain perquisites and personal benefits to its executive officers, the aggregate amount to either does not exceed $60,000.

Executive Director Compensation

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

                                                              Shares Owned
Name and Address of                                     Number of       Percent
Beneficial Owner                                     Shares Owned       Owned
-----------------------------------------------------------------------------
Danny Gibbs(1)(2)(3)                                     1,000,000       25.0%
Tony Gibbs                                               1,000,000       25.0%
All directors and officers(1)(2)(3)
as a group (6 persons)                                   2,000,000       50.0%
-----------------
(1) The address for Danny Gibbs and Tony Gibbs is 1855 Wall Street, Garland, TX 75041.
(2) In connection with certain actions taken by the Company, Messrs. Danny R. Gibbs and Tony G. Gibbs relinquished a total of 1,000,000 shares of Common Stock to the Company and acquired the right to acquire for $0.10 per share 2,000,000 shares of stock if either Danny R. Gibbs or Tony G. Gibbs are terminated without their consent if 20% of the Company is acquired by those other than Danny R. Gibbs or Tony G. Gibbs.
(3) In January 2000 Messrs. Danny and Tony Gibbs pledged all of their stock to Liberty Mutual in connection with Liberty Mutual's joint control agreement. See "Item 1- Business."

Item 13. Certain Relationships And Related Transactions

         As part of the termination of the Company's election to be taxed as a Subchapter S Corporation, the Company accrued $749,255 to be distributed to Danny Gibbs and Tony Gibbs for payment of income taxes owed for the Company's operations. At December 31, 1999, $79,325 remained to be paid, a decrease of $318,415 in 1999.

         In 1997 Messrs. Danny and Tony Gibbs formed Team Technical Services, Inc. and in 1998 formed Tri-Tech, Inc which engaged in electrical and roofing contracting services. In 1999 Mr. Danny Gibbs formed a residential real estate development company, Regal Homes, Inc. Team Technical Services filed for protection under Chapter 7 of the United States Bankruptcy Code in 1999. In connection with services rendered to the Company, the Company paid Team Technical Services and Tri Tech, Inc. $1,799,576, $2,068,365 and $75,775 during the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, 1998, and 1997, the Company owed Team Technical Services, Inc. and Tri-Tech, Inc. $786, $164,342 and $53,412, respectively.

         In 1999 Tri Tech and Regal Homes purchased approximately $130,000 of materials on a Company account. This amount was accrued and offset against a payable to Messrs. Danny and Tony Gibbs.

         In 1999, Vratsinas Construction Company, Inc. filed a lawsuit against the Company, Team Technical Services and Messrs. Danny R. Gibbs and Tony G. Gibbs relating to certain services provided by Team Technical Services and alleging breach of contract. Management of the Company believes that any recovery against the Company pursuant to this litigation is remote. The litigation asserts a claim of approximately $1,400,000.

         In 1999, Pinion Construction, Inc. filed a similar claim against Team Technical Services, the Company and Messrs. Danny R. Gibbs and Tony G. Gibbs upon similar theories, asserting approximately $1,540,000 in damages. Management of the Company believes that any recovery against the Company is remote.

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

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                        Page

Report of Independent Certified Public Accountants                      F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998            F-3

Consolidated Statements of Operations for Each of the
    Years in the Three Year Period Ended December 31, 1999              F-5

Consolidated Statements of Stockholders' (Deficit) Equity for
    Each of the Years in the Three Year Period
    Ended December 31, 1999                                             F-6

Consolidated Statements of Cash Flows for Each of the Years in
    the Three Year Period Ended December 31, 1999                       F-7

Notes to Consolidated Financial Statements                              F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Gibbs Construction, Inc. and Subsidiary
Garland, Texas

We have audited the accompanying consolidated balance sheets of Gibbs Construction, Inc. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for each of the years in the three year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were unable to obtain a discussion or evaluation from one of seventeen firms of attorneys who were acting as the Company's legal counsel on pending or threatened litigation described in Note 8 to the consolidated financial statements.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to obtain a discussion or evaluation of pending or threatened litigation from the Company's outside legal counsel as discussed in the preceding paragraph, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Gibbs Construction, Inc. and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and cash flows for each of the years in the three year period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $8,950,262 for the year ended December 31, 1999, and, as of that date, had a working capital deficiency of $7,149,451 and net stockholders' deficit of $6,473,672. As described more fully in Note 16 to the financial statements, the Company is experiencing extreme financial difficulty due to large losses on numerous construction contracts. The balance of the funding of those construction projects was assumed by the Company's bonding surety on January 18, 2000. The Company is not aware of any alternate sources of capital to finance future operations. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KILLMAN, MURRELL & COMPANY, P.C.
Dallas, Texas
March 17, 2000

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                                                  1999                   1998
                                                                             -------------          -------------

CURRENT ASSETS
    Cash                                                                     $   624,130             $ 1,066,665
    Temporary Investments - Note 9                                                   129                  99,768
    Note Receivable                                                              139,300                       -
    Accounts Receivable
        Trade - net of allowance for doubtful
            accounts of $1,233,393 and $725,000,
            in 1999 and1998, respectively                                      5,276,100               7,313,519
        Costs and Estimated Earnings in Excess of

            Billings on Uncompleted Contracts - Note 2                           310,085               2,134,170
    Prepaid Expenses                                                             104,866                 107,549
    Deferred Tax Asset - Note 11                                                       -                 350,000
                                                                                ---------           ------------

            TOTAL CURRENT ASSETS                                               6,454,610              11,071,671
                                                                              ----------             -----------

LAND, BUILDINGS AND EQUIPMENT - Note 3                                         1,489,686               1,341,939
        Less Accumulated Depreciation                                           (782,717)               (657,394)
                                                                              ----------            ------------

            NET LAND, BUILDINGS AND EQUIPMENT                                    706,969                 684,545
                                                                              ----------            ------------

OTHER ASSETS

    Receivables From Affiliates and Employees                                     26,779                 202,290
    Deferred Tax Asset - Note 11                                                       -               1,173,840
    Real Estate Investments                                                      282,589                       -
                                                                               ---------             -----------

            TOTAL OTHER ASSETS                                                   309,368               1,376,130
                                                                             -----------             -----------

            TOTAL ASSETS                                                      $7,470,947             $13,132,346
                                                                              ==========             ===========












                          The accompanying notes are an
            integral part of these consolidated financial statements.
                                   (Continued)

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                   (Continued)

                           DECEMBER 31, 1999 AND 1998

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

                                                                                1999                      1998
                                                                          ---------------             ------------

CURRENT LIABILITIES
    Notes Payable - Note4                                                   $    219,309            $    150,000
    Current Installments of Long-Term Debt - Note 5                              178,226                 193,260
    Current Installment of Capital Lease Obligation - Note 6                      15,472                       -
    Accounts Payable                                                           8,442,710               7,975,704
    Accrued Liabilities on Loss Jobs                                           2,163,809                       -
    Accrued Expenses - Note 10                                                 2,173,907                 794,765
    Billings in Excess of Costs and Estimated Earnings on
        Uncompleted Contracts - Note 2                                           331,303                 832,447
    Payable to Stockholders                                                       79,325                 397,740
                                                                             -----------            ------------

            TOTAL CURRENT LIABILITIES                                         13,604,061              10,343,916

LONG-TERM DEBT - Excluding
    Current Installments - Note 5                                                326,976                 408,402

CAPITAL LEASE OBLIGATION - Excluding
    Current Installments - Note 6                                                 13,582                       -
                                                                                 -------                      --

            TOTAL LIABILITIES                                                 13,944,619              10,752,318
                                                                             -----------             -----------

CONTINGENCIES - Notes 6, 7, 8, and 16                                                 -                       -

STOCKHOLDERS' (DEFICIT) EQUITY  - Note 14 and 16
    Common Stock of $.01 Par Value.  Authorized
        15,000,000 Shares; Issued and Outstanding
        4,060,000 and 4,000,000 Shares, in 1999

        and 1998, respectively                                                    40,600                  40,000
    Additional Paid-In-Capital                                                 5,003,234               4,907,272
    Retained Deficit                                                         (11,517,506)             (2,567,244)
                                                                             -----------            ------------

            TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                              (6,473,672)              2,380,028
                                                                             -----------            ------------

            TOTAL LIABILITIES AND
                STOCKHOLDERS' (DEFICIT) EQUITY                               $ 7,470,947             $13,132,346
                                                                             ===========             ===========





                          The accompanying notes are an
            integral part of these consolidated financial statements.
                                       F-4

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                           1999                  1998                   1997
                                                     ---------------       ---------------      ----------------

CONSTRUCTION REVENUE                                   $53,366,171           $54,496,848           $47,993,287

COST OF CONSTRUCTION, including accrued
    costs on loss jobs of $2,163,809 in 1999            55,487,878            51,213,977            45,554,241
                                                       -----------           -----------           -----------

    GROSS (LOSS) PROFIT                                 (2,121,707)            3,282,871             2,439,046
                                                       -----------          ------------          ------------

GENERAL AND ADMINISTRATIVE

    EXPENSES                                             2,759,871             1,687,147             1,288,997
                                                       -----------          ------------          ------------

BAD DEBT EXPENSE                                         2,508,138               842,758                79,960
                                                        ----------          ------------         -------------

            (LOSS) INCOME BEFORE
                OTHER INCOME (EXPENSE)                  (7,389,716)              752,966             1,070,089

OTHER INCOME (EXPENSE)

    Gain on Disposal of

        Equipment                                            5,000                 5,000                 9,140
    Gain (Loss) on Temporary
        Investments Transactions                            78,682               (39,782)              (62,157)
    Interest Income                                         72,122               157,795                23,566
    Interest Expense                                      (206,832)             (144,207)             (155,347)
    Other                                                   37,524                    -                  5,809
                                                       -----------     ----------------         --------------

            (LOSS) INCOME BEFORE
                INCOME TAXES                            (7,403,220)              731,772               891,100

INCOME TAX (EXPENSE) - Note 11
        Current                                            (23,202)              (13,365)                    -
        Deferred                                        (1,523,840)             (252,700)             (306,200)
                                                       -----------          ------------          ------------

            TOTAL INCOME TAX (EXPENSE)                  (1,547,042)             (266,065)             (306,200)
                                                       -----------          ------------          ------------

            NET (LOSS) INCOME                          $(8,950,262)         $    465,707          $    584,900
                                                       ===========          ============          ============


BASIC (LOSS) EARNINGS PER SHARE                     $        (2.23)      $          0.12          $       0.14
                                                    ==============        ==============          ============

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                                          4,018,462             4,000,000             4,000,000
                                                         =========           ===========            ==========





                          The accompanying notes are an
            integral part of these consolidated financial statements.

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                             Common Stock
                                               ---------------------------------------
                                                    Number                     Paid-In        Retained
                                                of Shares        Amount        Capital             Deficit               Total
                                               -------------------------------------------------------------------------------


BALANCE, DECEMBER 31, 1996                        4,000,000      $40,000        $4,907,272     $ (3,617,851)   $  1,329,421

    1997 Net Income                                       -            -                 -           584,900         584,900
                                             --------------   ----------    --------------    --------------   -------------

BALANCE, DECEMBER 31, 1997                        4,000,000       40,000         4,907,272       (3,032,951)      1,914,321

    1998 Net Income                                       -            -                 -           465,707         465,707
                                             --------------   ----------    --------------    --------------   -------------

BALANCE, DECEMBER 31, 1998                        4,000,000       40,000         4,907,272       (2,567,244)      2,380,028

    Common Shares Issued for

        Services Rendered                            60,000          600            95,962                -          96,562

    1999 Net Loss                                         -            -                 -       (8,950,262)     (8,950,262)
                                                     ------        -----            ------      -----------     -----------

BALANCE, DECEMBER 31, 1999                        4,060,000      $40,600        $5,003,234     $(11,517,506)    $(6,473,672)
                                                  =========      =======        ==========     ============     ===========
























                          The accompanying notes are an
            integral part of these consolidated financial statements.

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                      1999                  1998                1997
                                                                ---------------       ---------------       -------------

CASH FLOW FROM OPERATING
    ACTIVITIES
    Net (Loss) Income                                             $(8,950,262)        $    465,707            $584,900
    Adjustments to Reconcile Net (Loss)
        Income to Net Cash From
        Operating Activities
            Depreciation and Amortization                             194,592              163,420             159,400
            (Gain) on Disposal
                of Equipment                                           (5,000)              (5,000)             (9,140)
            (Gain) Loss on Temporary
                Investments Transactions                              (78,682)              39,782              62,157
            Deferred Taxes                                          1,523,840              252,700             306,200
            Increase in Allowance for Doubtful
Accounts, Net of Recoveries                                           887,945              725,000                   -
            Receivables from Employees and
                Affiliates Expensed                                   105,482                    -                   -
            Issuance of Common Stock for Services                      96,562                    -                   -
        Changes in Current Assets and Liabilities

            Accounts Receivable                                     1,010,174             (376,074)            933,837
            Billings Related to Cost and Earnings
                on Uncompleted Contracts                            1,322,941             (839,812)           (627,394)
            Prepaid Expenses                                            2,683              (25,240)            (62,933)
            Accounts Payable                                        2,630,815              493,229            (565,465)
            Accrued Expenses                                        1,379,142              109,043             (34,027)
    Purchase of Temporary Investments                             (17,770,782)          (2,514,475)           (302,327)
    Proceeds From Sale of Temporary Investments                    17,949,103            2,517,458              99,140
    Purchase of Real Estate Investments                              (282,589)                   -                   -
                                                                    ---------              -------                  --

               NET CASH FLOW PROVIDED
                BY OPERATING ACTIVITIES                                15,964            1,005,738             544,348
                                                                -------------          -----------            --------

CASH FLOW FROM INVESTING ACTIVITIES

    Purchase of Equipment                                            (181,212)            (288,348)            (48,101)
    Proceeds from Sale of Equipment                                    18,718                8,924              30,936
    Change in Receivables from Affiliates
        and Employees                                                  70,029              (84,250)            117,203
                                                                  -----------           ----------            --------

            NET CASH FLOW  (USED) PROVIDED
                BY  INVESTING ACTIVITIES                              (92,465)            (363,674)            100,038
                                                                 ------------         ------------            --------



                                   (Continued)
                          The accompanying notes are an
            integral part of these consolidated financial statements.
                                       F-7

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                     1999                1998                1997
                                                                -------------       -------------        ------------

CASH FLOW FROM FINANCING ACTIVITIES
    Proceeds from Note Borrowings                                 $ 326,336          $   534,134           $212,277
    Repayments of Note Borrowings                                  (353,487)            (523,473)          (558,973)
    Repayments of Capital Lease Obligations                         (20,468)                   -                  -
    Changes in Stockholder Payable                                 (318,415)             (24,505)            16,190
                                                                  ---------          -----------          ---------

            NET CASH FLOW (USED)
               BY FINANCING ACTIVITIES                             (366,034)             (13,844)          (330,506)
                                                                  ---------          -----------           --------

NET (DECREASE) INCREASE IN CASH                                    (442,535)             628,220            313,880

CASH AT THE BEGINNING OF THE PERIOD                               1,066,665              438,445            124,565
                                                                 ----------          -----------           --------

CASH AT THE END OF THE PERIOD                                     $ 624,130           $1,066,665           $438,445
                                                                  =========           ==========           ========

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION

        Cash Paid During  the Year For:
            Interest Expense                                      $ 206,833          $   144,207           $155,347
                                                                  =========          ===========           ========
            Income Taxes                                         $   23,202         $     13,365       $          -
                                                                 ==========         ============       ============

SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

        Increase in Capital Lease Obligations                    $   49,522       $            -       $          -
        Assets Purchased through Capital Lease                      (49,522)                   -                  -
                                                                 ----------      --------------        -----------

                                                              $           -       $            -        $         -
                                                              =============       ==============        ===========














                          The accompanying notes are an
            integral part of these consolidated financial statements.

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 and 1997

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    General

    Gibbs Construction, Inc. (the "Company"), is a full service, national commercial construction company located in Garland, Texas. The Company operates throughout the United States and Puerto Rico, providing construction services principally to national retail store chains, hotels, and other miscellaneous construction projects.

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

    Contract costs include all direct material, labor and sub-contract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repair costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

                                   (Continued)

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998, and 1997

                                   (Continued)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Accounts Receivable

    Accounts receivable consists of amounts due on open customer accounts, contract balances billed, retain- age, and sundry accounts receivable. The Company uses the allowance method to account for uncollectible accounts receivable. The allowance for doubtful accounts is based on management's analysis of possible bad debts. Management has determined an allowance for doubtful accounts of $1,233,393 and $725,000 for the years ended December 31, 1999 and 1998, respectively. Bad debt expense was recorded in the amounts of $2,508,138, $842,758, and $79,960, respectively for the years ended December 31, 1999, 1998, and 1997.

    Activity related to the allowance for doubtful accounts is as follows:

                                                                            1999                 1998
                                                                       -------------         ------------

             Balance-Beginning of Year                                   $   725,000         $          -
                Provision for Doubtful Accounts Receivable                 1,117,344              725,000
                Accounts Receivable Written Off                             (379,552)                   -
                Recoveries of Previously Written Off
                 Accounts Receivable                                        (229,399)                   -
                                                                           ----------           ---------

            Balance-End of Year                                           $1,233,393             $725,000
                                                                          ==========             ========

    Advertising Costs

    The Company has the policy of expensing advertising costs as incurred. Total advertising costs charged to expenses was $213,416, $61,833, and $1,531 for the years ended December 31, 1999, 1998, and 1997, respectively.

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

                                   (Continued)

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 and 1997

                                   (Continued)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Federal Income Taxes

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

    The Company has established a deferred contribution profit sharing plan (401(k) Plan), covering substantially all employees. This plan allows both the Company and eligible employees to contribute to the plan. No significant contributions were made to the plan by the Company in 1999, 1998, or 1997.

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

    The Company recognizes revenues from fixed-price construction contracts using the percentage-of-completion method, measured by the percentage of cost incurred to date to management's estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on the contracts. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

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

                                   (Continued)

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 and 1997

                                   (Continued)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Accounting for Long-Lived Assets

    The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of". The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At December 31, 1999, the Company believes that there has been no impairment of its long-lived assets.

NOTE 2: COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

    Excess costs and billings are as follows:

                                                                               1999                  1998
                                                                          --------------       ---------------

    Costs Incurred on Uncompleted Contracts                                 $43,297,977            $35,513,827
    Estimated (Losses) Earnings                                              (1,268,127)             3,488,583
                                                                            -----------           ------------

                                                                             42,029,850             39,002,410

    Less Billings to Date                                                    42,051,068             37,700,687
                                                                             ----------            -----------

                                                                          $     (21,218)           $ 1,301,723
                                                                          =============            ===========

    The above amounts are included in the accompanying balance sheets as follows:

                                                                               1999                  1998
                                                                           --------------        -------------
    Costs and Estimated Earnings in Excess of
        Billings on Uncompleted Contracts                                  $    310,085            $ 2,134,170

    Billings in Excess of Costs and Estimated

        Earnings on Uncompleted Contracts                                      (331,303)              (832,447)
                                                                           ------------           ------------

                                                                          $     (21,218)           $ 1,301,723
                                                                          =============            ===========

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 and 1997

                                   (Continued)

NOTE 3: LAND, BUILDINGS AND EQUIPMENT

    Land, buildings and equipment are as follows:

                                                                                1999                   1998
                                                                            ------------          ------------
        Land                                                                 $   48,255           $     48,255
        Buildings and Improvements                                              227,214                227,214
        Vehicles and Trailers                                                   698,120                603,857
        Construction Equipment                                                  342,098                292,576
        Office Equipment and Furniture                                          173,999                170,037
                                                                               --------           ------------

                                                                              1,489,686              1,341,939

                Less Accumulated Depreciation                                  (782,717)              (657,394)
                                                                              ---------           ------------

                   NET LAND, BUILDINGS AND
                       EQUIPMENT                                            $   706,969           $    684,545
                                                                            ===========           ============

NOTE 4: NOTES PAYABLE

    A summary of notes payable follows:

                                                                               1999                      1998
                                                                            ------------              --------
        10% note payable to an individual, unsecured,
            due January 17, 1999                                           $          -               $150,000

        8.5% note payable to an individual, due
            on demand, secured by second
            lien deed of trust                                                   39,309                      -

        10% note payable to a bank, monthly interest
            payments payable through August 26, 2000
            when principal is due.  Secured by deed
            of trust                                                            180,000                      -
                                                                               --------               --------

                                                                               $219,309               $150,000
                                                                               ========               ========

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 and 1997

                                   (Continued)

NOTE 5: LONG-TERM DEBT

    A summary of long-term debt follows:

                                                                            1999                     1998
                                                                        -----------             -------------
        4.9%note payable to a credit corporation,
            payable in monthly installments of $546
            including interest, due June 1, 1999,
            secured by equipment                                        $         -                 $2,687

        9.5%note payable to a credit corporation,
            payable in monthly installments of $653
            including interest, due August 4, 2001,
            secured by vehicle                                               11,482                 17,896

        9.65% note payable to a bank, payable in
            monthly installments of $807 including
            interest, due July 8, 1999, secured by
            vehicle                                                               -                  5,472

        9.9% note payable to a credit corporation,
            payable in installments of $469 including
            interest, due January 2, 2001, secured by
            vehicle                                                           5,656                 10,796

        10.0% note payable to a credit corporation,
            payable in monthly installments of $533
            including interest, due August 30, 1999,
            secured by equipment                                                  -                  5,140

        9.5%note payable to a credit corporation,
            payable in monthly installments of $628
            including interest, due August 4, 1999,
            secured by vehicle                                                    -                 21,696

        9.5%note payable to a credit corporation,
            payable in monthly installments of $339
            including interest, due April 16, 2002,
            secured by vehicle                                                8,219                 11,594

        12.5% notes payable to a bank, payable in
            monthly installments of $836 including
            interest, due June 15, 2002 unsecured                            21,524                      -

        9.29% note payable to a bank, payable in
            monthly installments of $836 including
            interest, due August 13, 2004, secured by
            vehicle                                                          37,870                      -

                                   (Continued)

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 and 1997

                                   (Continued)

NOTE 5: LONG-TERM DEBT (Continued)

                                                                            1999                      1998
                                                                       -------------              ------------
        9.5% note payable to a credit corporation, payable
            in monthly installments of $339 including interest,
            due April 16, 2002, secured by vehicle                             $  8,202                $11,570

        9.5% note payable to a credit corporation, payable
            in monthly installments of $633 including interest,
            due June 26, 2000, secured by vehicle                                 4,076                 10,857

        9.5% note payable to a credit corporation, payable
            in monthly installments of $648 including interest,
            due October 20, 2000, secured by vehicle                              5,849                 12,708

        9.55% note payable to a bank, payable in
            monthly installments of $428 including
            interest, due August 25, 1999, secured by
            vehicle                                                                   -                  3,301

        9.5% note payable to a credit corporation,
            payable in monthly installments of $655
            including interest, due January 15, 1999,
            secured by vehicle                                                        -                    766

        9.95% note payable to a credit corporation,
            payable in monthly installments of $643
            including interest, due December 1, 2000,
            secured by vehicle                                                    6,149                 12,883

        11.25% note payable to a credit corporation,
            payable in monthly installments of $765
            including interest, due April 9, 2002,
            secured by vehicle                                                   38,564                      -

        9.5%note payable to a credit corporation,
            payable in monthly installments of $1,676
            including interest, due September 17, 2002,
            secured by equipment                                                 48,506                 63,241

        9.5%note payable to a credit corporation,
            payable in monthly installments of $1,212
            including interest, due June 25, 2002,
            secured by equipment                                                 27,183                 34,809

        9.75% note payable to a bank, payable in
            monthly installments of $5,834 plus
            interest, due April 30, 2003, secured by
            deed of trust                                                       233,320                303,328

                                   (Continued)

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 and 1997

                                   (Continued)

NOTE 5: LONG-TERM DEBT (Continued)

                                                                                1999                      1998
                                                                           -------------              -----------
        10.75% note payable to a credit corporation,
            payable in monthly installments of $1,022
            including interest, due July 8, 2001,
            secured by vehicle                                                $  16,919               $ 27,556

        11.9% note payable to a credit corporation,
            payable in monthly installments of $642
            including interest, due October 1, 2001,
            secured by vehicle                                                   12,110                 17,983

        12.75% note payable to a credit corporation,
            payable in monthly installments of $964
            including interest, due November 20, 2001,
            secured by vehicle                                                   19,573                 27,379
                                                                              ---------              ---------
                                                                                505,202                601,662
                Less Current Installments                                       178,226                193,260
                                                                               --------               --------

                                                                               $326,976               $408,402
                                                                               ========               ========

    Aggregate maturities of long-term debt for the five years ending December 31, 2004, are as follows:

               2000                                                $178,226
               2001                                                 153,808
               2002                                                 134,438
               2003                                                  32,269
               2004                                                   6,461
                                                                 ----------

                                                                   $505,202

NOTE 6: LEASE OBLIGATIONS

    The Company leases certain construction equipment under a 36 month capital lease obligation consisting of the following:

                Equipment                                            $49,522
                Less Accumulated Depreciation                         (9,904)
                                                                     -------

                                                                     $39,618

                                   (Continued)

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 and 1997

                                   (Continued)

NOTE 6: LEASE OBLIGATIONS (Continued)

    Future minimum lease payments under capital lease obligation as of December 31, 1999 are as follows:

                  Year Ending
                  December 31,

                   2000                                                 $18,756
                   2001                                                  12,504

                   Total Minimum Lease Payment                           31,260
                   Less Amount Representing Interest                     (2,206)
                                                                        -------

                   Present Value of Minimum Lease                       $29,054
                                                                        =======

    The Company leases equipment under operating leases that expire over the next two years. The following is a schedule by year of future minimum rental payments required under these operating leases as of December 31, 1999:

                  Year Ending
                  December 31,

                   2000                                                 $11,865
                   2001                                                     574
                                                                       --------

                                                                        $12,439

    For the years ended December 31, 1999, 1998, and 1997, the operating lease payments aggregated $17,175, $20,263, and $14,984, respectively.

NOTE 7: MAJOR CUSTOMERS AND RISK CONCENTRATION

    In 1999, the Company derived approximately 68% of its revenue from five (5) customers, In 1998, the Company derived approximately 58% of its revenue from five (5) customers, and in 1997, the Company derived approximately 59% of its revenue from six (6) customers.

    The following customers exceeded 10% of total revenues for their respective years:

                                                               1999              1998              1997
                                                            ---------------------------------------------
            Rockwall Market Center                              20.0%                 -                 -
            Just for Feet                                       17.6%              21.9%            14.8%
            Office Max                                          17.0%              12.1%            14.6%
            Oshman's                                               -                  -             12.1%


                                   (Continued)

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 and 1997

                                   (Continued)

NOTE 7: MAJOR CUSTOMERS AND RISK CONCENTRATION (Continued)

    At December 31, 1999, the Company had deposits aggregating $1,062,349 with a bank. Such deposits exceed the Federal Deposit Insurance Corporation's insurance coverage.

    The carrying amounts of accounts receivable, accounts payable, notes payable, and long term debt approximate their fair values.


NOTE 8: LITIGATION  AND CONTINGENCIES

    The Company, its two principal shareholders, the Company's bonding surety and construction project owners are defendants in numerous lawsuits initiated by material suppliers and/or subcontractors for work performed and/or material supplied and for liquidated damages on certain contracts which specified completion dates. The Company's management and outside legal counsel has estimated the potential loss exposure to be approximately $1,092,000. This amount was accrued as a liability of the Company and charged against operations for the year ended December 31, 1999.

    The Company's Subsidiary is a defendant in two lawsuits related to equipment leases that were assumed by the purchaser of the Bronco Bowl in 1996. The purchaser subsequently filed for bankruptcy protection thereby exposing the Company and its Subsidiary to approximately $161,000 in lease liabilities, which were recognized as an expense in the statement of operations for the year ended December 31, 1999.

    As part of the audit process, the independent certified public accountants, selected as auditors by the Company, sent correspondence to seventeen (17) legal firms requesting discussion and evaluation regarding pending or threatened litigation involving the Company and its Subsidiary. All legal firms with the exception of one firm provided the requested discussions and evaluations. The legal firm not responding to the request billed the Company $86,075 subsequent to December 31, 1999, and the Company objected to the amount billed. The primary legal service provided by this firm was in connection with the Company's negotiations with its bond surety. The Company's management is not able to determine the amount of any liabilities associated with pending or threatened litigation for which this firm was representing the Company.

    The Company has entered into guarantee arrangements on contracts in the ordinary course of business. The guarantee period is generally one year. Cost of repairs on guarantee arrangements cannot be reasonably estimated. Warranty costs incurred for the years ended December 31, 1999, 1998, and 1997 were $50,839, $5,317, and $31,314, respectively.

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 and 1997

                                   (Continued)

NOTE 9: TEMPORARY INVESTMENTS

    The Company participates in trading publicly traded equity securities. The temporary investment securities were as follows:

                                                                           Gross             Gross
                                                                         Unrealized        Unrealized              Fair
             Balance Sheet Date                         Cost                Gains            Losses               Value
        -----------------------------------------------------------------------------------------------------------------
        December 31, 1997                             $214,322            $1,415           $73,204            $142,533

        December 31, 1998                             $118,318         $       -           $18,550            $ 99,768

        December 31, 1999                           $      129         $       -        $        -           $     129

    The gross unrealized gains and losses, set forth above, have been included in the applicable statement of operations.

NOTE 10:    ACCRUED EXPENSES

    Accrued Expenses were comprised of the following:

                                                                1999               1998
                                                            ------------      ------------
        Accrued Litigation Claims                             $1,253,000      $          -
        Sales Tax                                                919,641           679,794
        Salaries                                                       -            74,041
        State Taxes                                                    -            38,000
        Other                                                      1,266             2,930
                                                            ------------         ---------

                                                              $2,173,907          $794,765
                                                              ==========          ========

NOTE 11:    INCOME TAXES

    Total income tax benefit (expense) is less than the amount computed by multiplying earnings before income taxes by the statutory Federal income tax rate. The reason for these differences and the related tax effects are:

                                                             1999                 1998                1997
                                                         ------------         ----------           -------

        Tax Benefit (Expense) at Statutory Rates (34%)       $ 2,517,095        $(248,802)          $(302,974)
        Valuation Allowance of Deferred Tax Asset             (4,029,616)               -                   -
        Differences Resulting From Nondeductible
                Expenses and Other                               (34,521)         (17,263)             (3,226)
                                                             -----------       ----------          ----------

                TOTAL INCOME TAX (EXPENSE)                   $(1,547,042)       $(266,065)          $(306,200)
                                                             ===========        =========           =========

                                   (Continued)

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 and 1997

                                   (Continued)

NOTE 11:    INCOME TAXES (Continued)

    The Company's total deferred tax assets, deferred tax liabilities, and deferred tax asset valuation allowances at December 31, 1999 and 1998, are as follows:

                                                              1999             1998
                                                         --------------   -----------
            Total Deferred Tax Assets                       $4,062,688     $1,561,084
            Less Valuation Allowance                        (4,029,616)             -
                                                            ----------          -----

            Net Deferred Assets                                 33,072      1,561,084
            Deferred Tax Liabilities                           (33,072)       (37,244)
                                                          ------------   ------------

                                                          $          -     $1,523,840
                                                          ============     ==========


    The deferred tax assets have been recorded based on a net operating loss carryforward from sale of discontinued operations and loss from discontinued and continuing operations. Due to excessive losses from operations, the Company anticipates that it will file for protection from its creditors under Chapter 11 of the Federal Bankruptcy Code; therefore, it has determined that there is less than a 50% probability that future taxable income will be sufficient to fully realize the deferred tax assets. The Company has determined that a deferred tax asset valuation allowance of $4,029,616 is needed at December 31, 1999.

    The types of temporary differences that give rise to significant portions of deferred income taxes and the tax effects of those temporary differences included in the deferred income taxes balances are presented below:

                                                                    1999                                  1998
                                                      -------------------------------    ----------------------------------
                                                         Current         Noncurrent           Current            Noncurrent
        Allowance for Doubtful Accounts               $           -       $  419,354          $          -      $   246,500
        Net Operating Loss Carryforward                           -        3,564,450               350,000          899,612
        Excess of tax basis over financial
             basis of interest accrued but not
             paid to stockholders                                 -           70,825                     -           53,118
        Excess of tax basis over financial
             basis of security loss reserve                       -            6,886                     -            6,886
        Excess of financial basis over tax
             basis of property and equipment                      -          (33,072)                    -          (34,082)
        Valuation Allowance                                       -       (4,029,616)                    -                -
        Other                                                     -            1,173                     -            1,806
                                                      -------------    -------------              --------       ----------

             Net deferred tax asset                   $           -    $           -              $350,000       $1,173,840
                                                      =============    =============              ========       ==========

    For financial accounting and federal tax return purposes, the Company has approximately $11,266,000 and $10,395,000, respectively, of net operating loss carryforwards as of December 31, 1999, which will expire beginning 2011.

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 and 1997

                                   (Continued)

NOTE 12:  RELATED PARTY TRANSACTIONS

    The Company does business with two (2) subcontractors that are related through common ownership of its two (2) principal shareholders of the Company and a key employee of the Company. One of these subcontractors filed for bankruptcy on December 6, 2000.

    Payments made to these related parties for subcontractor services were $1,799,576 and $2,068,365 during the years ended December 31, 1999 and 1998, respectively. Amounts due the related parties was $164,342 at December 31, 1998. Amounts due from/to these related parties at December 31, 1999 were netted against amounts payable to the principal shareholders.

    The Company is also affiliated with a real estate company through common ownership that builds single family dwellings. There were no payments to this affiliate during the years ending December 31, 1999 and 1998. Amounts due from/to this affiliate at December 31, 1999 were noted against amounts payable to the principal shareholders.

NOTE 13:    STOCK OPTIONS PLANS AND WARRANTS

    In September, 1995, the Company established the "1995 Incentive Stock Option Plan" (the "Plan") to encourage ownership in the Company's common stock by certain officers, directors, employees and advisors. The Company has reserved two hundred thousand (200,000) authorized but unissued shares of common stock, $.01 par value for issuance in connection with its plan. The Plan will be administered by the Compensation Committee appointed by the Board of Directors. In making any determination as to persons to whom Options shall be granted and as to the number of shares to be covered by such Options, the Compensation Committee shall take into account the duties and responsibilities of the respective officers, directors, employees, or advisors, their current and potential contributions to the success of the Company and such other factors as the Compensation Committee shall deem relevant in connection with accomplishing the purpose of the Plan. No options have been granted under the Plan as of December 31, 1999.

    In September 1995, the Company established the "Outside Directors Stock Option Plan" (the "Directors Plan") which is to provide incentives for Directors to promote the success of the Company and to remain as Outside Directors. The Company has reserved fifty thousand (50,000) authorized but unissued shares of common stock, $.01 par value for purposes of the Directors Plan. The Directors Plan will be administrated by the Stock Option Committee ("Options Committee") appointed by the Board of Directors. In making any determination as to Outside Directors to whom Options shall be granted, and as to the number of shares to be covered by such Options, the Options Committee shall take into account the duties and responsibilities of the respective Outside Directors, their current and potential contributions to the success of the Company, the time devoted by such Outside Directors to matters pertaining to the Company, and such other factors as the Options Committee shall deem relevant in connection with accomplishing the purpose of the Plan. No options have been granted under the Directors Plan as of December 31, 1999.

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 and 1997

                                   (Continued)

NOTE 13:    STOCK OPTIONS PLANS AND WARRANTS (CONTINUED)

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

    On October 4, 1996, the Company entered into a warrant agreement with Danny
    R. Gibbs and Tony G. Gibbswhich allowed these individuals to purchase 2,000,000 shares of the Company $.01 par value common stock for $.10 per share in the event that either individual is terminated from employment or from an executive position with the Company without the individuals consent in writing, or a stockholder or a group of stockholders, other than the two
    (2) individuals, become beneficial owners of at least twenty-five percent (25%) of the issued and outstanding shares of common stock of the Company as indicated on a schedule 13D filed under the Securities Exchange Act of 1934.

NOTE 14:    BUSINESS SEGMENT REPORTING

    The Company has two (2) primary business segments which are:

        - Construction

        - Securities Trading

    The following summarizes the operation by business segment:

                                                         1999                  1998                    1997
                                                     -------------        --------------           -------------
    REVENUES
        Construction                                        $53,366,171           $54,496,848        $47,993,287

    OPERATING (LOSS) PROFIT
        Construction                                        $(2,121,707)           $3,282,871         $2,439,046
        Securities Trading                                      $78,682              $(39,782)          $(62,157)

    CAPITAL EXPENDITURES
        Construction                                           $230,734              $288,348            $48,101

    DEPRECIATION
        Construction                                           $194,592              $163,420           $159,400

    IDENTIFIABLE ASSETS
        Construction                                         $7,470,818           $13,032,578        $12,475,383
        Securities Trading                                         $129               $99,768           $142,533

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 and 1997

                                   (Continued)

NOTE 15:    QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        Income (Loss) Before            Net Income     Net Income (Loss)
            1999                    Revenues                Income Taxes                    (Loss)              Per Share
        ----------               ------------         ------------------------          --------------      -----------------
        December                $  6,891,523                 $(7,912,225)              $(9,262,165)              $(2.31)
        September                 16,144,549                      95,301                    39,199                  .01
        June                      16,725,803                     217,659                   143,309                  .04
        March                     13,604,296                     196,045                   129,395                  .03

           1998
        ----------
        December                 $17,691,628               $     473,742               $   308,792              $   .08
        September                 13,520,229                      82,671                    36,156                  .01
        June                      11,821,015                     128,914                    90,089                  .02
        March                     11,463,976                      46,445                    30,670                  .01


NOTE 16:    SUBSEQUENT EVENT AND GOING CONCERN

    In the latter part of 1998 and early 1999, the Company contracted to construct several hotels in the Southeast United States (approximately $9,836,000 in construction revenue, of which, $5,031,000 was recognized in
    1998). These construction projects were bonded by the Company's primary bonding surety. During 1999, losses relating to these projects began to mount and by December the Company realized it would not have sufficient cash resources to finish construction on the remaining hotel projects. In addition the Company was nearing completion of the largest retail project (construction price of $11,286,422) it had undertaken to date, and the owner discontinued approval of change orders and funding for the project. This project was bonded by the Company's surety. In the fourth quarter 1999, the Company's bonding surety notified the Company that it would no longer provide completion and payment bonds for the Company's construction projects. Given these events, the Company began a series of negotiations with its bonding surety in December 1999, which resulted in a written agreement in January 2000, whereby the bonding surety would provide funds to finish certain projects and required the Company to terminate construction on other projects. As of March 20, 2000, the Company's bonding surety had made payments to subcontractors, suppliers and other claimants in the amount of $2,675,738. In addition to the problems associated with these projects, the Company's largest and most profitable retail customer, Just For Feet, filed for bankruptcy in November 1999, leaving the Company with $306,000 of worthless accounts receivables and the loss of its most profitable client, which accounted for 17.6% and 21.9% of the Company's total revenues in 1999 and 1998, respectively.

    Going forward, the Company is actively seeking another company with which to combine its operations. Discussions were initiated with an Atlanta, Georgia company in December 1999. That company is a family of Corporations and LLC(s) whose operations involve construction services and is a minority designated and owned business. Discussions (which are continuing) around a plan whereby a "reverse merger" would occur utilizing a pooling of assets or a stock acquisition by Gibbs. Management of Gibbs would be consolidated with that company. A change of control by tax definition would not occur under the terms as contemplated in the current discussions; however, there would be a change of control in management.

                                   (Continued)

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 and 1997

                                   (Continued)

NOTE 16:    SUBSEQUENT EVENT AND GOING CONCERN (CONTINUED)

    In conjunction with the pending merger as discussed above, in the near future the Company anticipates that it will file for protection from its creditors under Chapter 11 of the Federal Bankruptcy Code, which will allow it time to reorganize itself; thereby, allowing the Company to continue its operations.

    The Company's management is unable to determine the ultimate effect of the Company's seeking protection form its creditors using Chapter 11 of the Federal Bankruptcy Code and has not completed its merger negotiations; therefore, these financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Gibbs Construction, Inc.

                                             By:  -----------------------------
                                                  Danny R. Gibbs, President and
                                                  Chief Financial Officer

                                           Date:  March 31, 2000

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                 Date

                                           Director              March 31, 2000
------------------------------------
Danny R. Gibbs


                                           Director              March 31, 2000
------------------------------------
Tony G. Gibbs


                                           Director              March 31, 2000
------------------------------------
Dennis T. Mitchell


                                           Director              March 31, 2000
------------------------------------
L. W. Reynolds