Form 10-Q
period 2000-03-31
GIBBS CONSTRUCTION INC
filed 2000-05-15
CIK 1001463

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended March 31, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number 0-9352

                            Gibbs Construction, Inc.

        (Exact name of small business issuer as specified in its charter)

Texas                                                   75-2095676
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                          Identification No.)


1855 Wall Street, Garland, TX                           75041
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (972) 278-3433
--------------------------------------------------------------------------------
                         (Registrant's telephone number)

--------------------------------------------        ----------------------------
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,060,000

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                  March 31,          December 31,
                                                                                    2000                 1999
                                                                                -----------          ------------
                                                                                (Unaudited)
CURRENT ASSETS
    Cash                                                                        $   540,723          $   624,130
    Temporary Investments                                                               129                  129
    Note Receivable                                                                 139,300              139,300
    Accounts Receivable
        Trade - Net of Allowance for Doubtful
            Accounts of $535,005 and $1,233,393
             in 2000 and 1999, respectively                                       3,757,104            5,276,100
        Costs and Estimated Earnings in Excess of

            Billings on Uncompleted Contracts                                       242,385              310,085
    Prepaid Expenses                                                                 70,482              104,866
                                                                                    -------             --------

            TOTAL CURRENT ASSETS                                                  4,750,123            6,454,610
                                                                                 ----------           ----------

LAND, BUILDINGS AND EQUIPMENT                                                       979,582            1,489,686
        Less Accumulated Depreciation                                              (579,407)            (782,717)
                                                                                 ----------            ---------

            NET LAND, BUILDINGS AND EQUIPMENT                                       400,175              706,969
                                                                                  ---------           ----------

OTHER ASSETS

    Receivables From Affiliates, Employees and Other                                 42,789               26,779
    Real Estate Investments                                                         282,589              282,589
                                                                                   --------           -----------

            TOTAL OTHER ASSETS                                                      325,378              309,368
                                                                                   --------          -----------

            TOTAL ASSETS                                                         $5,475,676           $7,470,947
                                                                                 ==========           ==========








                                   (Continued)

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                March 31,           December 31,
                                                                                  2000                  1999
                                                                              -------------        -------------
                                                                               (Unaudited)
CURRENT LIABILITIES
    Notes Payable                                                            $       219,309        $       219,309
    Current Installments of Long-Term Debt                                         2,452,998                178,226
    Current Installment of Capital Lease Obligation                                   29,054                 15,472
    Accounts Payable                                                               7,127,362              8,442,710
    Accrued Liabilities on Loss Jobs                                               1,417,647              2,163,809
    Accrued Expenses                                                               2,192,303              2,173,907
    Billings in Excess of Costs and Estimated Earnings on
        Uncompleted Contracts                                                        726,002                331,303
    Payable to Stockholders                                                           78,539                 79,325
                                                                              --------------        ---------------

            TOTAL CURRENT LIABILITIES                                             14,243,214             13,604,061

LONG-TERM DEBT - Excluding Current Installments                                            -                326,976

CAPITAL LEASE OBLIGATION - Excluding Current

    Installments                                                                           -                 13,582
                                                                          ------------------         --------------

            TOTAL LIABILITIES                                                     14,243,214             13,944,619
                                                                                 -----------           ------------

STOCKHOLDERS' DEFICIT

    Common Stock of $.01 Par Value.  Authorized 15,000,000
        Shares; Issued and Outstanding 4,060,000 Shares                               40,600                 40,600
    Additional Paid-In-Capital                                                     5,003,234              5,003,234
    Retained Deficit                                                             (13,811,372)           (11,517,506)
                                                                                 -----------           ------------

            TOTAL STOCKHOLDERS' DEFICIT                                           (8,767,538)            (6,473,672)
                                                                                ------------          -------------

            TOTAL LIABILITIES AND
                STOCKHOLDERS' DEFICIT                                         $    5,475,676          $   7,470,947
                                                                              ==============          =============







                    The accompanying note is an integral part
                   of these consolidated financial statements

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                     For the Three Months Ended
                                                                                                 March 31,
                                                                                ------------------------------------------
                                                                                      2000                        1999
                                                                                ---------------              -------------
CONSTRUCTION REVENUES                                                              $ 2,656,029                 $13,604,296

COST OF CONSTRUCTION                                                                (4,217,431)                 12,874,000
                                                                                    ----------                 -----------

            GROSS (LOSS) PROFIT                                                     (1,561,402)                    730,296

GENERAL AND ADMINISTRATIVE EXPENSES                                                    659,935                     497,350
                                                                                   -----------                ------------

            (LOSS) INCOME BEFORE OTHER
                INCOME (EXPENSE)                                                    (2,221,337)                    232,946

OTHER INCOME (EXPENSE)

    Loss on Sale of Account                                                            (32,007)                          -
    Gain on Temporary Investments Transactions                                               -                       1,260
    Interest Expense                                                                   (46,932)                    (38,477)
    Other                                                                                6,410                         316
                                                                                 -------------              --------------

             (LOSS) INCOME BEFORE INCOME TAXES                                      (2,293,866)                    196,045

INCOME TAX (EXPENSE)                                                                         -                     (66,650)
                                                                                    ----------               -------------

NET (LOSS)  INCOME                                                                 $(2,293,866)               $    129,395
                                                                                   ===========                ============
(LOSS) INCOME PER SHARE                                                            $      (.56)               $       0.03

WEIGHTED AVERAGE NUMBER OF SHARES                                                    4,060,000                   4,000,000
                                                                                     =========                ============











                    The accompanying note is an integral part
                   of these consolidated financial statements

                                   (Continued)

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                    --------------------------------------
                                                                                       2000                        1999
                                                                                  --------------               -----------
CASH FLOW FROM OPERATING ACTIVITIES

    Net (Loss) Income                                                               $(2,293,866)               $   129,395
    Adjustments to Reconcile Net (Loss) Income to Net Cash
        From Operating Activities

            Depreciation                                                                 44,536                     41,241
            Loss on Sale of Assets                                                       32,007                          -
            (Gain) on Temporary Investments Transactions                                      -                     (1,260)
            Change in Allowance for Doubtful                                             36,730                          -
            Deferred Taxes                                                                    -                     66,650
    Changes in Current Assets and Liabilities

            Accounts Receivable                                                       1,466,256                 (1,207,572)
            Billings Related to Cost
                and Earnings on Uncompleted Contracts                                   462,399                    788,400
            Prepaid Expenses                                                             34,384                     35,853
            Accounts Payable                                                         (2,061,510)                  (202,338)
            Accrued Expenses                                                             18,396                    (78,208)
    Purchase of Temporary Investments                                                         -                 (1,480,883)
    Proceeds from Sale of Temporary Investments                                               -                  1,443,630
                                                                                        -------                -----------
                NET CASH FLOW (USED) BY
                   OPERATING ACTIVITIES                                              (2,260,668)                  (465,092)
                                                                                    -----------                -----------

CASH FLOW FROM INVESTING ACTIVITIES

    Proceeds from Sale of Assets                                                        230,251                          -
    Purchase of Equipment                                                                     -                    (21,929)
    Change in Other Assets                                                                    -                     72,375
                                                                                        -------               ------------

                NET CASH FLOW PROVIDED
                   IN INVESTING ACTIVITIES                                              230,251                     50,446
                                                                                    -----------               ------------

CASH FLOW FROM FINANCING ACTIVITIES

    Proceeds from Note Borrowings                                                     3,957,479                          -
    Repayments of Note Borrowings                                                    (2,009,683)                   (45,433)
    Changes in Stockholders' Receivables                                                   (786)                   (13,057)
                                                                                     ----------               ------------

                NET CASH FLOW PROVIDED (USED) BY
                   FINANCING ACTIVITIES                                            $  1,947,010                $   (58,490)
                                                                                   ------------                -----------



                    The accompanying note is an integral part
                   of these consolidated financial statements

                                   (Continued)

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                              Three Months Ended
                                                                                                    March 31,
                                                                                     --------------------------------------
                                                                                        2000                       1999
                                                                                     ------------              ------------
NET (DECREASE) IN CASH                                                                 $(83,407)               $ (473,136)

CASH AT THE BEGINNING OF THE PERIOD                                                      624,130                1,066,665
                                                                                        --------               ----------

CASH AT THE END OF THE PERIOD                                                          $ 540,723              $   593,529
                                                                                       =========              ===========

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION

        Cash Paid During  the Year For:
            Interest Expense                                                           $  15,839             $     38,477
                                                                                       =========             ============





























                    The accompanying note is an integral part
                   of these consolidated financial statements

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

NOTE 1: BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Gibbs Construction, Inc. for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2: SUBSEQUENT EVENTS

    On April 20, 2000, Gibbs Construction, Inc. filed a Petition pursuant to Chapter 11 of the United States Bankruptcy Code, and Tony G. Gibbs resigned as Vice President and Director of the Company.

    Gibbs' Chapter 11 Bankruptcy contemplates a Plan of Reorganization that will allow Gibbs to continue in business as a Public Company by consolidation with a privately held company and re-negotiation of debt with its largest creditor. Gibbs has entered into negotiations with a construction services and asset management company that contemplates the combination of the Company's resources and operations into Gibbs through stock issuance.

    Tony Gibbs, brother of Company President, has resigned as an officer and director to pursue other business interests. Mr. Gibbs owns 1,000,000 shares of Gibbs' stock, which is pledged as collateral to secure the Company's debt to its bonding surety.

NOTE 3: NOTE PAYABLE TO BONDING SURETY

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

    The amounts paid by the Company's bonding surety to subcontractors, supplies, and other claimants are recorded as a note payable to the bonding surety. As of April 6, 2000, the bonding surety had disbursed $3,957,479 on those certain jobs. The surety applied $1,837,241 in billings on those jobs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended March 31, 2000 compared to Three Months Ended March 31,1999

On April 20, 2000, the Company filled for protection under Chapter 11 of the United States Bankruptcy Act. During the first quarter of 1999, the Company's increasing insolvency resulted in an increased inability to contract for work. Accordingly, revenues decreased to $2,656,029 in the first quarter of 2000 compared to $13,604,296 in the first quarter of 1999. The Company incurred an operating loss in the first quarter of 2000 of approximately $1,500,000 reflecting earlier contracts that the Company was completing at a loss.

The Company incurred increased general and administrative expenses in the first quarter of 2000, $659,935, compared to $497,350 in the first quarter of 1999, principally reflecting legal fees related to the Company's insolvency.

Liquidity and capital resources

With respect to the Company's filing of Chapter 11 under the United States Bankruptcy Code, see Notes 2 and 3 to the accompanying financial statements.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits Index

            Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K: April 20, 2000

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Gibbs Construction, Inc.

May 4, 2000                                      /s/ Danny R. Gibbs
                                                 ------------------------------
                                                 Danny R. Gibbs, President and
                                                 Principal Financial Officer