Form 10-Q
period 2000-06-30
GIBBS CONSTRUCTION INC
filed 2000-08-14
CIK 1001463

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended June 30, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number 0-9352

                            Gibbs Construction, Inc.

        (Exact name of small business issuer as specified in its charter)

Texas                                                   75-2095676
--------------------------------------------------------------------------------
(State or other jurisdiction                            (IRS Employer
of incorporation or organization)                       Identification No.)


1855 Wall Street, Garland, TX                           75041
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (972) 278-3433
--------------------------------------------------------------------------------
                         (Registrant's telephone number)

-------------------------------------        -----------------------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                  June 30,          December 31,
                                                                                    2000                 1999
                                                                                -------------      -------------
                                                                                (Unaudited)
CURRENT ASSETS

    Cash                                                                       $    498,165          $   624,130
    Temporary Investments                                                               129                  129
    Note Receivable                                                                 139,300              139,300
    Accounts Receivable
        Trade - Net of Allowance for Doubtful
            Accounts of $780,455 and $1,233,393
             in 2000 and 1999, respectively                                       2,340,091            5,276,100
        Costs and Estimated Earnings in Excess of

            Billings on Uncompleted Contracts                                        22,441              310,085
    Prepaid Expenses                                                                 36,099              104,866
                                                                               ------------          -----------

            TOTAL CURRENT ASSETS                                                  3,036,225            6,454,610
                                                                                 ----------           ----------

LAND, BUILDINGS AND EQUIPMENT                                                       979,582            1,489,686
        Less Accumulated Depreciation                                              (602,894)            (782,717)
                                                                                ----------             -----------

            NET LAND, BUILDINGS AND EQUIPMENT                                       376,688              706,969
                                                                                -----------           -----------

OTHER ASSETS

    Receivables From Affiliates, Employees and Other                                  3,033               26,779
    Real Estate Investments                                                         282,589              282,589
                                                                                -----------           -----------

            TOTAL OTHER ASSETS                                                      285,622              309,368
                                                                               ------------          -----------

            TOTAL ASSETS                                                         $3,698,535           $7,470,947
                                                                                 ==========           ==========











                                   (Continued)

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                  June 30,         December 31,
                                                                                    2000                 1999
                                                                                -------------      ------------
                                                                                (Unaudited)

CURRENT LIABILITIES

    Notes Payable                                                               $    219,309        $       219,309
    Current Installments of Long-Term Debt                                         4,292,279                178,226
    Current Installment of Capital Lease Obligation                                   29,054                 15,472
    Accounts Payable                                                               4,355,350              8,442,710
    Accrued Liabilities on Loss Jobs                                               1,050,777              2,163,809
    Accrued Expenses                                                               2,315,533              2,173,907
    Billings in Excess of Costs and Estimated Earnings on
        Uncompleted Contracts                                                        314,222                331,303
    Payable to Stockholders                                                           78,539                 79,325
                                                                                 -----------        ---------------

            TOTAL CURRENT LIABILITIES                                             12,655,063             13,604,061

LONG-TERM DEBT - Excluding Current Installments                                            -                326,976

CAPITAL LEASE OBLIGATION - Excluding Current

    Installments                                                                           -                 13,582
                                                                            ----------------         --------------

            TOTAL LIABILITIES                                                     12,655,063             13,944,619
                                                                                  ----------           ------------

STOCKHOLDERS' DEFICIT

    Common Stock of $.01 Par Value.  Authorized 15,000,000
        Shares; Issued and Outstanding 4,060,000 Shares                               40,600                 40,600
    Additional Paid-In-Capital                                                     5,003,234              5,003,234
    Retained Deficit                                                             (14,000,362)           (11,517,506)
                                                                                 -----------           ------------

            TOTAL STOCKHOLDERS' DEFICIT                                           (8,956,528)            (6,473,672)
                                                                                 -----------          -------------

            TOTAL LIABILITIES AND
                STOCKHOLDERS' DEFICIT                                            $ 3,698,535          $   7,470,947
                                                                                 ===========          =============






                    The accompanying note is an integral part
                   of these consolidated financial statements

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended June 30,             Six Months Ended June 30,
                                                       ---------------------------             -------------------------
                                                            2000                1999               2000            1999
                                                       ---------------    ---------------      ------------     ----------
CONSTRUCTION REVENUES                                      $2,777,840       $16,725,803        $ 5,433,869     $30,330,099

COST OF CONSTRUCTION                                        2,506,888        15,959,003          6,724,319      28,833,003
                                                            ---------       -----------        -----------     -----------

            GROSS (LOSS) PROFIT                               270,952           766,800         (1,290,450)      1,497,096
                                                           ----------      ------------        -----------      ----------

GENERAL AND ADMINISTRATIVE
   EXPENSES                                                   375,371           590,932          1,035,306       1,088,282
                                                           ----------       -----------        -----------      ----------
            (LOSS) INCOME BEFORE OTHER
                INCOME (EXPENSE)                             (104,419)          175,868         (2,325,756)        408,814

OTHER INCOME (EXPENSE)
    (Loss) Gain on Sale of Assets                               1,889             5,000            (30,118)          5,000
    Gain on Temporary Investments Transactions                      -            65,082                  -          66,342
    Interest Expense                                          (86,460)          (40,204)          (133,392)        (78,681)
    Other                                                           -            11,913              6,410          12,229
                                                                   --      ------------       ------------   -------------

             (LOSS) INCOME BEFORE
                 INCOME TAXES                                (188,990)          217,659         (2,482,856)        413,704

INCOME TAX (EXPENSE)                                                -           (74,350)                 -        (141,000)
                                                                -----     -------------            -------      -----------

NET (LOSS)  INCOME                                         $ (188,990)    $     143,309        $(2,482,856)   $    272,704
                                                           ==========     =============        ===========    ============

(LOSS) INCOME PER SHARE                                    $     (.05)    $         .04        $      (.61)   $        .07
                                                           ==========     =============        ===========    ============

WEIGHTED AVERAGE NUMBER
   OF SHARES                                                4,060,000         4,007,500          4,060,000       4,004,286
                                                            =========        ==========         ==========      ==========












                    The accompanying note is an integral part
                   of these consolidated financial statements

                                   (Continued)

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                      -------------------------------------
                                                                                          2000                     1999
                                                                                     --------------            ------------
CASH FLOW FROM OPERATING ACTIVITIES

    Net (Loss) Income                                                               $(2,482,856)               $   272,704
    Adjustments to Reconcile Net (Loss) Income to Net Cash
        From Operating Activities
            Depreciation                                                                 69,912                     87,788
             Loss (Gain) on Sale of Assets                                               30,118                     (5,000)
            (Gain) on Temporary Investments Transactions                                      -                    (66,342)
            Change in Allowance for Doubtful Accounts                                  (452,938)                         -
            Deferred Taxes                                                                    -                    141,000
            Issuance of Common Stock for Services                                             -                     50,625
    Changes in Current Assets and Liabilities

            Accounts Receivable                                                       3,412,693                 (2,636,085)
            Billings Related to Cost
                and Earnings on Uncompleted Contracts                                   270,563                   (104,933)
            Prepaid Expenses                                                             68,767                     66,662
            Accounts Payable                                                         (5,200,392)                 1,612,814
            Accrued Expenses                                                            141,626                     72,750
    Purchase of Temporary Investments                                                         -                 (2,439,124)
    Proceeds from Sale of Temporary Investments                                               -                  2,205,841
                                                                                         ------                 ----------
                NET CASH FLOW (USED) BY
                   OPERATING ACTIVITIES                                              (4,142,507)                  (741,300)
                                                                                    -----------                -----------

CASH FLOW FROM INVESTING ACTIVITIES

    Proceeds from Sale of Assets                                                        230,251                     18,719
    Purchase of Equipment                                                                     -                   (144,005)
    Change in Other Assets                                                                    -                     76,326
                                                                                       --------               ------------

                NET CASH FLOW PROVIDED (USED)
                   IN INVESTING ACTIVITIES                                              230,251                    (48,960)
                                                                                     ----------              -------------

CASH FLOW FROM FINANCING ACTIVITIES

    Proceeds from Note Borrowings                                                     5,578,441                     67,027
    Repayments of Note Borrowings                                                    (1,791,364)                  (116,171)
    Changes in Stockholders' Receivables                                                   (786)                   (13,057)
                                                                                         ------               ------------

                NET CASH FLOW PROVIDED (USED) BY
                   FINANCING ACTIVITIES                                               3,786,291                    (62,201)
                                                                                    -----------               ------------

                    The accompanying note is an integral part
                   of these consolidated financial statements

                                   (Continued)

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                      ---------------------------------------------
                                                                                          2000                     1999
                                                                                     --------------            ------------

NET (DECREASE) IN CASH                                                                $(125,965)              $ (852,461)

CASH AT THE BEGINNING OF THE PERIOD                                                     624,130                1,066,665
                                                                                       --------                ---------

CASH AT THE END OF THE PERIOD                                                        $  498,165              $   214,204
                                                                                     ==========              ===========

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION

        Cash Paid During  the Year For:
            Interest Expense                                                        $    22,582             $     78,681
                                                                                    ===========             ============





























                    The accompanying note is an integral part
                   of these consolidated financial statements

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

NOTE 1: BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Gibbs Construction, Inc. for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

                            NOTE 2: SUBSEQUENT EVENTS

    On April 20, 2000, Gibbs Construction, Inc. filed a Petition pursuant to Chapter 11 of the United States Bankruptcy Code, and Tony G. Gibbs resigned as Vice President and Director of the Company.

    On July 28, 2000, Gibbs received permission from its Court of Jurisdiction to solicit approval of its Plan of Reorganization. The Company has continued to operate in its normal course of business pending approval of its Plan of Reorganization.

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

    The amounts paid by the Company's bonding surety to subcontractors, supplies, and other claimants are recorded as a note payable to the bonding surety. As of June 30, 2000, the bonding surety had disbursed $5,578,440 on those certain jobs. The surety applied $1,791,364 in billings on those jobs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Six Months Ended June 30, 2000 compared to Six  Ended June 30,1999

On April 20, 2000, the Company filled for protection under Chapter 11 of the United States Bankruptcy Act. During the first half of 2000, the Company's increasing insolvency resulted in an increased inability to contract for work. Accordingly, revenues decreased to $5,433,869 in the first half of 2000 compared to $30,330,099 in the first half of 1999. The Company incurred an operating loss in the first half of 2000 of $2,482,856 reflecting earlier contracts that the Company was completing at a loss.

The Company incurred general and administrative expenses in the first half of 2000, $1,035,306, compared to $1,088,282 in the first half of 1999, the expenses in the first half of 2000 principally reflecting legal fees related to the Company's insolvency.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

The Company's revenues decreased to $2,777,840 in the second quarter of 2000, declining from $16,725,803 for the same period of 1999. Revenues in the later period reflect the winding down of contracts engaged in prior to the Company's filing for protection under Chapter 11 of the United States Bankruptcy Act. See Notes 2 and 3 to the accompanying financial statements.

Liquidity and capital resources

With respect to the Company's filing of Chapter 11 under the United States Bankruptcy Code, see Notes 2 and 3 to the accompanying financial statements.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits Index

            Exhibit 27 - Financial Data Schedule

(b) None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Gibbs Construction, Inc.

August 14, 2000                             /s/ Danny R. Gibbs
                                            Danny R. Gibbs, President and
                                            Principal Financial Officer