Form 10-Q
period 2000-09-30
GIBBS CONSTRUCTION INC
filed 2000-11-14
CIK 1001463

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from __________________ to ______________

Commission     file     number     0-9352

                            Gibbs Construction, Inc.
--------------------------------------------------------------------------------
   (Exact  name of  small  business  issuer  as  specified  in its  charter)

                Texas                                          75-2095676
----------------------------------------------  --------------------------------
(State or other  jurisdiction of incorporation  (IRS EmployerIdentification No.)
        or  organization)

1855 Wall Street, Garland, TX                           75041
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


<PAGE

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
                    GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                             September 30,          December 31,
                                                                                 2000                   1999
                                                                             ---------------        ----------
                                                                              (Unaudited)

CURRENT ASSETS
    Cash                                                                     $    475,729           $   624,130
    Temporary Investments                                                             129                   129
    Note Receivable - Net of Allowance for Doubtful Accounts
        of $139,300 in 2000                                                             -               139,300
    Accounts Receivable
        Trade - Net of Allowance for Doubtful Accounts of
            $1,442,751 and $1,233,393 in 2000 and 1999,
            respectively                                                          794,582             5,276,100
        Costs and Estimated Earnings in Excess of Billings
            on Uncompleted Contracts                                               45,340               310,085
    Prepaid Expenses                                                                8,628               104,866
                                                                              -----------             ---------

                TOTAL CURRENT ASSETS                                            1,324,408             6,454,610
                                                                              -----------             ---------

LAND, BUILDINGS AND EQUIPMENT                                                     624,316             1,489,686
    Less Accumulated Depreciation                                                (465,697)             (782,717)
                                                                              ------------           ----------

                NET LAND, BUILDINGS AND EQUIPMENT                                 158,619               706,969
                                                                              ------------           ----------

OTHER ASSETS
    Receivables From Affiliates, Employees and Other                                    -                26,779
    Real Estate Investments                                                        17,732               282,589
                                                                              ------------           ----------

                TOTAL OTHER ASSETS                                                 17,732               309,368
                                                                              ------------           ----------

                TOTAL ASSETS                                                 $  1,500,759           $ 7,470,947
                                                                               ===========           ==========









                                                         (Continued)

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                             September 30,          December 31,
                                                                                 2000                   1999
                                                                             ---------------        -----------
                                                                              (Unaudited)

CURRENT LIABILITIES
    Notes Payable                                                            $           -          $     219,309
    Current Installments of Long-Term Debt                                       4,226,755                178,226
    Current Installment of Capital Lease Obligation                                 29,054                 15,472
    Accounts Payable                                                             4,080,701              8,442,710
    Accrued Liabilities on Loss Jobs                                               912,013              2,163,809
    Accrued Expenses                                                             2,410,151              2,173,907
    Billings in Excess of Costs and Estimated Earnings on
        Uncompleted Contracts                                                       11,241                331,303
    Payable to Stockholders                                                         78,539                 79,325
                                                                              ------------           ------------

                TOTAL CURRENT LIABILITIES                                       11,748,454             13,604,061

LONG-TERM DEBT - Excluding Current Installments                                          -                326,976

CAPITAL LEASE OBLIGATION - Excluding Current
    Installments                                                                         -                 13,582
                                                                             -------------           ------------

                TOTAL LIABILITIES                                               11,748,454             13,944,619
                                                                             -------------           ------------

STOCKHOLDERS' DEFICIT
    Common Stock of $.01 Par Value.  Authorized 15,000,000
        Shares; Issued and Outstanding 4,060,000 Shares                             40,600                 40,600
    Additional Paid-In Capital                                                   5,003,234              5,003,234
    Retained Deficit                                                           (15,291,529)           (11,517,506)
                                                                             -------------           ------------

                TOTAL STOCKHOLDERS' DEFICIT                                    (10,247,695)            (6,473,672)
                                                                             -------------           ------------

                TOTAL LIABILITIES AND
                   STOCKHOLDERS' DEFICIT                                     $   1,500,759          $   7,470,947
                                                                             =============           ============








                   The accompanying notes are an integral part of these consolidated financial statements

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               Three Months Ended September 30,          Nine Months Ended September 30,
                                               --------------------------------          -------------------------------
                                                     2000                1999                 2000                   1999
                                               ----------------    -------------         -------------          -------------

CONSTRUCTION REVENUES                            $      608,178      $16,144,549         $   6,042,047         $   46,474,648

COST OF CONSTRUCTION                                  1,010,835       15,656,072             7,735,154             44,489,075
                                                  -------------       ----------          ------------          -------------

    GROSS (LOSS) PROFIT                                (402,657)         488,477            (1,693,107)             1,985,573

GENERAL AND
   ADMINISTRATIVE EXPENSES                              982,219          410,823             2,017,525              1,499,105
                                                  -------------       ----------          ------------          -------------

    (LOSS) INCOME BEFORE
       OTHER INCOME (EXPENSE)                        (1,384,876)          77,654            (3,710,632)               486,468

OTHER INCOME (EXPENSE)
    Gain on Disposal of Equipment                       202,354                -               172,236                  5,000
    (Loss) Gain on Temporary
        Investments Transactions                              -          (17,966)                    -                 48,376
    (Loss) on Real Estate Held for
        Resale                                          (45,548)               -               (45,548)                     -
    Interest Expense                                    (63,096)         (28,534)             (196,488)               (68,363)
    Other                                                     -           64,147                 6,410                 37,524
                                                  -------------       ----------          ------------          -------------

        (LOSS) INCOME BEFORE
           INCOME TAXES                              (1,291,166)          95,301            (3,774,022)               509,005

INCOME TAX (EXPENSE)                                          -          (56,102)                    -               (197,102)
                                                  -------------       ----------          ------------          -------------

        NET (LOSS) INCOME                        $   (1,291,166)     $    39,199         $  (3,774,022)        $      311,903
                                                   ============       ==========          ============          =============

(LOSS) INCOME PER SHARE                          $         (.32)     $       .01         $        (.93)        $          .08
                                                   ============       ==========          ============          =============

WEIGHTED AVERAGE NUMBER
    OF SHARES                                         4,060,000        4,030,000             4,060,000              4,021,000
                                                   ============       ==========          ============          =============




                   The accompanying notes are an integral part of these consolidated financial statements

                                   (Continued)

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                             ------------------------------------
                                                                                   2000                 1999
                                                                             ---------------         ------------
CASH FLOW FROM OPERATING ACTIVITIES
    Net (Loss) Income                                                        $  (3,774,022)          $    311,903
    Adjustments to Reconcile Net (Loss) Income to
        Net Cash Flow Used in Operating Activities
            Depreciation                                                            86,290                135,974
            Gain on Disposal of Equipment                                         (172,236)                (5,000)
            Gain on Temporary Investments Transactions                                   -                (48,376)
            Loss on Real Estate Held for Resale                                     45,548                      -
            Change in Allowance for Doubtful Accounts                              348,664                      -
    Deferred Taxes                                                                       -                173,900
    Issuance of Common Stock for Service                                                 -                 49,687
    Changes in Current Assets and Liabilities
        Accounts Receivable                                                      4,298,932               (536,535)
        Billings Related to Cost and Earnings on
            Uncompleted Contracts                                                  (55,317)              (580,389)
        Prepaid Expenses                                                            96,238                 70,928
        Accounts Payable                                                        (5,613,805)             1,120,586
        Accrued Expenses                                                           236,244               (105,141)
    Purchase of Temporary Investments                                                    -             (5,869,106)
    Proceeds from Sale of Temporary Investments                                          -              5,829,165
    Purchase of Real Estate Held for Resale                                              -               (666,857)
    Proceeds from Sale of Real Estate Held for Resale                              219,309                      -
                                                                              ------------            -----------

                NET CASH FLOW (USED) IN
                   OPERATING ACTIVITIES                                         (4,284,155)              (119,261)
                                                                              ------------            -----------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of Equipment                                                                -               (193,156)
    Proceeds from Sale of Equipment                                                634,296                 18,719
    Change in Other Assets                                                               -                115,921
                                                                              ------------            -----------

                NET CASH FLOW PROVIDED (USED)
                   BY INVESTING ACTIVITIES                                         634,296                (58,516)
                                                                              ------------            -----------

CASH FLOW FROM FINANCING ACTIVITIES
    Proceeds from Notes Borrowings                                               6,124,532                259,309
    Repayments of Notes Borrowings                                              (2,622,288)              (241,447)
    Changes in Stockholder Payables                                                   (786)               (53,057)
                                                                              ------------            -----------

                NET CASH FLOW PROVIDED (USED)
                   BY INVESTING ACTIVITIES                                       3,501,458                (35,195)
                                                                              ------------            -----------


                   The accompanying notes are an integral part of these consolidated financial statements
                                   (Continued)

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                              -----------------------------------
                                                                                   2000                  1999
                                                                              ---------------        ------------

NET (DECREASE) IN CASH                                                        $   (148,401)          $   (212,972)

CASH AT THE BEGINNING OF THE PERIOD                                                624,130              1,066,665
                                                                               -----------            -----------

CASH AT THE END OF THE PERIOD                                                 $    475,729           $    853,693
                                                                               ===========            ===========

SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION
        Cash Paid During the Year For:
            Interest Expense                                                  $     22,582           $     68,363
                                                                               ===========            ===========
            Income Tax Paid                                                   $          -           $     23,202
                                                                               ===========            ===========






























                   The accompanying notes are an integral part of these consolidated financial statements

                     GIBBS CONSTRUCTION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


NOTE 1: BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Gibbs Construction, Inc. for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


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

    Gibbs' Chapter 11 Bankruptcy contemplates a Plan of Reorganization that will allow Gibbs to continue in business as a Public Company by consolidation with a privately held company and re-negotiation of debt with its largest creditor. Gibbs has entered into negotiations with a construction services and asset management company that contemplates the combination of the Company's resources and operations into Gibbs through stock issuance in November 2000.

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

    The amounts paid by the Company's bonding surety to subcontractors, supplies, and other claimants are recorded as a note payable to the bonding surety. As of September 30, 2000, the bonding surety had disbursed $6,124,532 on those certain jobs. The surety applied $1,945,333 in billings on those jobs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Nine Months Ended September 30, 2000 compared to Nine Months Ended September 30,1999

On April 20, 2000, the Company filled for protection under Chapter 11 of the United States Bankruptcy Act. During the first nine months of 2000, the Company's increasing insolvency resulted in an increased inability to contract for work. Accordingly, revenues decreased to $6,042,047 in the first nine months of 2000 compared to $46,474,648 in the first nine months of 1999. The Company incurred a gross loss in the first nine months of 2000 of $1,693,107 reflecting earlier contracts that the Company was completing at a loss.

The Company incurred general and administrative expenses in the first nine months of 2000, $2,017,525, compared to $1,499,105 in the first nine months of 1999, the expenses in the first nine months of 2000 principally reflecting legal fees related to the Company's insolvency.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

The Company's revenues decreased to $608,178 in the second quarter of 2000, declining from $16,144,549 for the same period of 1999. Revenues in the later period reflect the winding down of contracts engaged in prior to the Company's filing for protection under Chapter 11 of the United States Bankruptcy Act. See Notes 2 and 3 to the accompanying financial statements.

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



                                                Gibbs Construction, Inc.

November 13, 2000                           /s/ Danny R. Gibbs
                                                Danny R. Gibbs, President and
                                                Principal Financial Officer