Form 10KSB
period 2005-12-31
GIBBS CONSTRUCTION INC
filed 2006-12-14
CIK 1001463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB
    (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

         For the fiscal year ended December 31, 2005 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

               For the transition period from ________ to _______

Commission file number: 1-14088

                            Gibbs Construction, Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Texas                                75-2095676
-------------------------------------     ------------------------------------
     (State or other jurisdiction         (I.R.S. Employer Identification No.
     of incorporation or organization)

1515 East Silver Springs Blvd. - Suite 118.4, Ocala FL        34470
------------------------------------------------------------------------------
       (Address of principal executive offices)            (Zip Code)

Issuer's telephone number: (352) 351-4333

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                   Name of each exchange on which registered

-----------------------------------   -----------------------------------------


Securities registered under Section 12(g) of the Exchange Act;

                                  Common Stock
-------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check and mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if there is no disclosure of delinquent filers in pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

         State issuer's revenues for its most recent fiscal year. $0

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price, as of a specified date within 60 days prior to the date of filing $0 As of November 15, 2006.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,060,000.

Item 1.  Description of Business

Background

         Gibbs Construction, Inc. commenced business in 1984 and grew to a full service, national commercial construction company, completing an initial public offering of its Common Stock to the public in January, 1996. In April, 2000, Gibbs Construction, Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code following the filing for similar protection of the Company's largest client, Just for Feet, and following the incursion of significant losses on several small hotels and other projects.

         Prior to filing for protection under the United States Bankruptcy Code in April 2000, Gibbs Construction, Inc. had 4,060,000 shares of Common Stock issued and outstanding. As part of the reorganization proceeding, all options or warrants to purchase securities of Gibbs Construction, Inc. were canceled and certain assets of Gibbs Construction, Inc., consisting principally of receivables from projects that were being completed while Gibbs Construction, Inc. was operating under the protection of the Bankruptcy Court, were placed into a liquidating trust for the benefit of certain creditors. Gibbs Construction, Inc. also committed to issue to the same trust 501,000 shares of Common Stock. One creditor was to receive 1,000,000 shares of Preferred Stock that was not convertible, which had the right to receive a 6% dividend in certain circumstances, did not have any voting rights but did have a liquidation preference of $200,000.

         As part of the plan of reorganization, however, Gibbs Construction, Inc. committed to acquire the existing contracts, of which there was one, and work in progress of Thacker Asset Management LLC ("TAM") together with certain furniture, fixtures and equipment in exchange for 4,000,000 shares of Common Stock. Accordingly, on November 10, 2000, the effective date of its plan of reorganization, the Company transferred all of its assets and liabilities to the Gibbs Construction, Inc. Creditor Trust, the company then had an aggregate of 8,561,000 shares of Common Stock issued and outstanding or reserved for issuance, had limited assets and liabilities, was committed to issue 1,000,000 shares of Preferred Stock, had no options or warrants to purchase securities outstanding, and had committed to purchase certain assets of TAM.

         TAM's operations were not successful, and all operating activities ceased in 2002. The Company did not obtain a court ordered final decree from the bankruptcy court due to the difficulties encountered with the implementation of the re-organization plan. On June 26, 2006, the bankruptcy trustee requested and received an Order for Final Decree. The 501,000 shares of common stock issued to the Trust were abandoned and returned to the Company on October 5, 2006 and have been cancelled.

         On August 15, 2006, Steven L. Sample acquired for $50,000, 4,000,000 shares, or 46.7%, of the 8,561,000 issued and outstanding shares of Common Stock of the registrant from TAM and its associates. In addition, in consideration of expenses of the corporation paid by Mr. Sample, including the costs associated with completing the bankruptcy proceedings and costs to arrange for the Company's SEC filings to be brought current, the registrant agreed to issue to Mr. Sample an additional 8,117,500 shares of Common Stock and 500,000 shares of preferred stock. For the assistance of a principal of the entity owning Thacker Asset Management, LLC, Baker #1, Ltd., the registrant agreed to issue to that principal 25,000 shares of preferred stock and 450,000 shares of Common Stock.

         To fulfill its obligations under this agreement, the registrant's board of directors has recommended that its stockholders amend its corporate charter to increase the number of authorized shares of Common Stock to 150,000,000 and agreed to create and establish a series of preferred stock. The distinguishing feature of the preferred stock is that each share has 50 votes, but if Mr. Sample or the other recipient transfers the shares to any other entity other than for estate planning purposes, the shares automatically convert on a share for share basis to Common Stock and, in any event, automatically convert to Common Stock upon the death of either recipient. Mr. Sample will hold the right to vote all such shares to be issued for a period of nine years. Further, the creditor that received the commitment for 1,000,000 shares of preferred stock has agreed, upon implementation of the above amendments, to receive in lieu thereof 100,000 shares of post-split common stock.

         In connection with the Company's capital restructuring, the Company plans to change its name to Acacia Automotive, Inc.

Contemplated Business

         The Company's prime objective is to acquire going and functioning profitable automotive auctions with a trailing record of financial success, focusing on whole vehicle automobiles and light trucks. Whole vehicle refers to vehicles that are generally in good repair, are roadworthy and operate under their own power as opposed to salvage units, that is, damaged vehicles that are considered total losses for insurance or business purposes. In addition, the Company believes that if the acquired auction or auctions do not service the boat, recreational or motor home segments or the medium and heavy duty truck and equipment segments, it will seek to add one or more of those services to the auction's activities, assuming the local market will support such additional services.
         The Company anticipates that its first acquisition of an automobile auction will constitute the basis services rendered by the Company. At present, the Company has not entered into any negotiations with potential automobile auctions. The Company will have to raise cash to acquire existing automobile auctions, probably through the sale of Common Stock.

Industry

         Automotive auctions are the hub of a massive redistribution system for used vehicles and equipment. These auctions enable commercial and institutional customers and selling dealers to easily dispose of their used vehicles to franchised, independent, and wholesale used vehicle and equipment dealers. The auction's responsibility is to maximize the selling price obtained for clients' used vehicles and equipment, efficiently transfer the physical and administrative ownership of the units (including the preparation and transfer of certificates of title and other evidence of ownership), and transfer funds resulting from the buy/sell transactions as quickly as possible from the buyers to the sellers. The auction promotes its services to a large number of dealers seeking to restock their inventories for resale opportunities. Auctions are traditionally held weekly, if not more frequently, at the various locations to accommodate the needs of buyers and sellers in diverse segments of the industry. During the process, auctions do not generally take title to or ownership of the vehicles consigned for sale, but instead facilitate the transfer of vehicle ownership directly from seller to buyer, and in so doing they generate fees from the buyer and from the seller. In addition to these "buy/sell" fees, the auctions can generate substantial revenues by providing other services to clients, including: vehicle appearance reconditioning (detailing) services; paint and body repair; paintless dent repair (PDR); glass repair and replacement; key replacement; upholstery repair; minor mechanical repair; title services; sales of tires, batteries and accessories (TBA); marshaling (controlled storage) and inspection services, inbound and outbound transportation and delivery services, and more. In most instances, customers may also purchase each of these value-added services separately and directly from the auction in addition to having these services performed to units enrolled in the normal vehicle auction process.
         The total number of vehicles offered for sale, and the total number of vehicles sold allow for determination of the total and per unit costs incurred and fees generated by the process. An important measure to the results of the used vehicle auction process is the conversion percentage, which represents the number of vehicles sold as a percentage of the vehicles offered for sale. In general, a high sales volume and conversion percentage efficiency at an auction converts to increased fees, lower costs, and greater profit opportunities. Auto auctions can also provide additional services to their clients, often including:
(1) In-house services, such as: processing, advertising and marketing of the vehicles to be offered for sale; registration of new dealers and clients; processing of sale proceeds and other funds; handling arbitration disputes from the auction sale/purchase process; preparation of and transmittal of vehicle condition reports; security services for client inventories; creation and distribution of sales and marketing reports; as well as the actual sale of vehicles by licensed auctioneers; (2) Internet-based solutions, including on-line bulletin board auctions and on-line live auctions that are simulcast in real-time in cooperation with the actual physical auctions; and, (3) title processing and other paperwork administration and ancillary services.

Competition

         The Company anticipates competing principally by service. Management of the Company believes that service is one keystone upon which auto auctions are routinely measured, and has identified and made the practical execution of a high level of service to its clients an integral part of its business and operating plans.
         The industry served by the Company is highly competitive across the entire United States and Canada. It is anticipated that any of our acquisition targets would potentially compete with a variety of knowledgeable and experienced companies. The Company will attempt to commence its operations with an acquisition in Florida, but there is no assurance it will be able do so. The main competitors in Florida and the rest of the United States are: (1) Manheim Auto Auctions: Manheim, a privately-held subsidiary of Cox Enterprises, has some eleven auctions in Florida and approximately 86 auto auctions throughout the country. Manheim owns several of the country's largest auction facilities, and management considers them to be very competitive and the leader in technological processes and Internet marketing capabilities. (2) ADESA Auto Auctions: ADESA (NYSE:KAR) is the second-largest auto auction company in North America with approximately 54 auctions. They operate some 40 auctions in the United States and 14 in Canada. The Company's Management believes that ADESA's technological processes and Internet marketing capabilities, while lagging those of Manheim, are nonetheless formidable. ADESA operates four whole-car auctions in Florida, but management does not believe that ADESA has a strong presence compared to its competition in that state. (3) Auction Broadcasting Company (ABC): ABC owns and operates approximately seven auctions nationally with one in the state of Florida. While not nearly so large in their technological processes and Internet marketing capabilities as Manheim or ADESA, ABC has worked to develop a diverse model from its competitors. It has developed studios in which buyers may bid on vehicles from a comfortable setting in a lounge-type environment. Management does not believe that ABC will gain a substantially greater position in the traditional auction arena marketplace, and in fact may be reducing the size of its brick and mortar operations in favor of moving deeper into the Internet and technology side of the business. (4) independent auto auctions: There are at least ten independent auto auctions operating in Florida, and it is believed that there are many more. While some independent auctions are highly competitive and aggressive, most are not considered to be serious contenders. (5) "mobile" auctions: There are several companies that operate "mobile" auctions. Their plans primarily entail engaging larger dealerships to periodically host "on-site" auctions that utilize these companies' auctioneering and administrative services. Management does not believe these smaller independent mobile auctions are a substantial threat to our operations and will not likely become so under their present business models.
         All our competitors will be seeking the same or similar clients to those targeted by our planned operations in every state in which we may seek to operate, many of which presently have significantly greater financial, technical, marketing and other resources than our Company. Our Company expects that it will face additional competition from existing competitors and new market entrants in the future. The principal competitive factors in our markets will emanate from the larger national companies and will include: (i) brand name recognition of competitors; (ii) larger, more modern, and better-equipped facilities; (in) superior Internet system engineering and technological expertise; (iv) more extensive staffs of experienced management and support personnel; (v) broader geographic presence; (vi) greater financial resources;
(vii) introductions of new and enhanced services and products; and, (viii) greater variety of services offered. We will have no control over how successful our competitors are in addressing these factors. Increased competition can result in price reductions, reduced gross margins and loss of market share, any of which could harm our net revenue and results of operations. The Company will rely upon its ability to offer the same or similar services as the competition, but with a higher level of service and customer satisfaction.
         The prices to be charged by any auction the Company may acquire will generally be reflective of the competitive pricing in its local marketplace. Some of these local markets may face competitive pressures from national automobile auction chains such as ADESA and Manheim which have size, financial and market strengths the Company lacks.

Employees

         The company currently has two employees, Steven L. Sample, its Chief Executive Officer, and Tony Moorby, its President and Chief Operating Officer. If the Company is successful in raising the capital required to implement its plan, and subsequently is successful in making one or more acquisitions of operating auto auctions, it will acquire the employees of any acquisition. A given automobile auction will employ both full and part-time personnel and the number of employees may vary from as few as 10 to as many as 200. The approximate size of our target auctions may more likely lie within the range of 40 to 100 employees.

         The parent company, upon any successful course of acquiring auctions, would need to expand its staff to implement the controls necessary to manage a larger organization. This would likely result in the need for a Chief Financial Officer, as well other officers and managers and basic support personnel The Company will undertake to operate with the smallest corporate management staff possible so as to maintain the lowest overhead possible while still effecting sufficient management processes to properly guide the company.

Item 2. Description of Property.

         The Company currently leases its principal offices at the address shown in Item #1 above on a one year lease, renewable, which expires on May 31, 2007. The company currently pays a monthly lease payment of $468.60. Upon success of the Company's efforts to raise capital, to acquire auto an auction or auctions and to otherwise implement its business plans, it anticipate that additional office space could be required. The Company is likely to continue to maintain a separate office as a focal point for the future in anticipation of additional acquisitions. It may also find it necessary to move and/or enlarge its leased office space as a result of any acquisition and its location. Item 3. Legal Proceedings

         On June 26, 2006, the United States Bankruptcy Court for the Northern District of Texas, Dallas Division closed the registrant's case following an application for Final Decree. Item 4. Submission of Matters to a Vote of Security Holders

      None

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

         There is no public trading market for the Company's Common Stock.
         As of November 1, 2006, the Company had approximately 40 stockholders of record.
         Holders of common stock are entitled to receive dividends as may be declared by our board of directors and, in the event of liquidation, to share pro rata in any distribution of assets after payment of liabilities. The board of directors has sole discretion to determine: (i) whether to declare a dividend; (ii) the dividend rate, if any, on the shares of any class of series of our capital stock, and if so, from which date or dates; and (iii) the relative rights of priority of payment of dividends, if any, between the various classes and series of our capital stock. We have not paid any dividends and do not have any current plans to pay any dividends.
         The Company has no compensation plans.

Item 6. Management's Discussion and Analysis or Plan of Operations.

         For each of the fiscal years ended December 31, 2003, 2004, and 2005, the Company had no operations, income, expenses, assets or liabilities or other activity. With the funding by Mr. Sample of the costs of completing the Company's bankruptcy proceeding, which was completed in June 2006, Mr. Sample commenced a plan to revive the Company by acquiring automobile auctions. This plan required the funding by Mr. Sample of certain Company debts which, although discharged in the bankruptcy proceeding, required payment to commence operating as a public entity. Further, the revival of the Company as a public entity required substantial expenditures for legal and accounting fees, among other costs.
         The implementation of Mr. Sample's plan required the reorganizing of the Company's capital structure, a plan that is anticipated to be completed in the early Winter of 2006, 2007. Simultaneously, it required the raising of additional capital, a process which is anticipated to be completed in early 2007. With the additional capital, the Company will attempt to acquire automobile auctions. The plan for an acquired auction or auctions will depend upon the auction or auctions acquired. The Company will not hold any discussions with any potential auction to be acquired until the Company has completed the reorganizing of its capital structure. See Item 1. - Description of Business.

         Without a successful raising of additional capital of at least $1,000,000, the Company will not be able to commence operations.

Item 7. Financial Statements and Supplementary Data.

         The response to this item is submitted as a separate section of this Form 10-K. See "Item 13. Exhibits, Financial Statements and Reports on Form 8-K."

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None

ITEM 8A. CONTROLS AND PROCEDURES.

Annual Evaluation of Our Disclosure Controls and Internal Controls

         Within the 90 days prior to the date of this Annual Report on Form 10-KSB, management evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures and the internal controls and procedures for financial reporting. This controls evaluation was done under the supervision and with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), both offices being performed by Steven L. Sample. Following are the conclusions of Mr. Sample, acting as the Company's CEO and the CFO, with respect to the effectiveness of our disclosure controls and internal controls as of November 15, 2006.

CEO and CFO Certifications

         Appearing immediately following the Signatures section of this Annual Report on Form 10-KSB there are certifications of the CEO and the CFO. The certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report is the information concerning the controls evaluation referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

         Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, or the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that the Company's transactions are properly authorized, its assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported, all to permit the preparation of the Company's financial statements in conformity with generally accepted accounting principles.

Scope of the Controls Evaluation

         The evaluation of our disclosure controls and our internal controls by our CEO and our CFO included a review of all previously existing controls as well as those recently implemented by the Company and the effect of the controls on the information generated for use in this Annual Report on Form 10-KSB. In the course of the controls evaluation, management sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The internal controls are also evaluated on an ongoing basis by the Company's independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor the Company's disclosure controls and internal controls and to make modifications as necessary, with the intent being that the disclosure controls and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Among other matters, management sought in its evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's internal controls, or whether any acts of fraud involving personnel who have a significant role in the internal controls were identified. This information was important both for the controls evaluation generally and because Items 5 and 6 in the Section 302 certifications of the CEO and the CFO require that the CEO and the CFO disclose such information to the Company's Board of Directors, which acts as the Company's Audit Committee, and to the independent auditors and to report on related matters in this section of the Annual Report on Form 10-KSB. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions." These are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. Management also sought to deal with other controls matters in the controls evaluation and, in each case if a problem was identified, to consider what revision, improvement and/or correction to make in accordance with ongoing procedures.

Conclusions

         Based upon the controls evaluation, Mr. Sample, acting as the Company's CEO and CFO has concluded that the Company's disclosure controls are effective to ensure that material information relating to the Company is made known to management particularly during the period when the Company's periodic reports are being prepared, and that the Company's internal controls are effective to provide reasonable assurance that the Company's financial statements are fairly presented in conformity with generally accepted accounting principles. Further, since the date of the controls evaluation to the date of this Annual Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B.  OTHER INFORMATION.

      Not applicable

                                    PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance With section 16(a) of the Exchange Act.

Executive Officers and Directors

         The directors and executive officers of the Company, and their respective ages, as of November 15, 2006, and positions held with the Company, are as follows:

   Name              Age      Position

Steven L. Sample     59       Director, Chairman of the Board, and
                                        Chief Executive Officer

Tony Moorby          58       Director, President and Chief Operating Officer

Linda M. Myers.      52       Director and Secretary

Danny Gibbs          49       Director

         Mr. Sample became a director and officer of the Company in August 2006. From January 2004 through December 2005, he served as Executive Director of Sales for ADESA Corporation, a firm that operates automobile auctions throughout the United States and Canada. From January 2002 through December 2003, he was the General Sales Manager of ADESA's Ocala Florida Auto Auction. From September 1990 through December 2001, he was employed by Mid-America Auto Auction, an entity acquired by Manheim Auctions in 2000, with Mr. Sample eventually serving as General Sales Manager.

         Mr. Moorby joined the Company in November 2006 when he was named as a director and as President and Chief Operating Officer. Beginning in February 2006 he was a Principal of Tony Moorby & Associates, an automotive consultant firm and in June 2006 became a member of Board of Trustees, National Independent Automobile Dealers' Association (NIADA). From February 2002 through February 2006, he was Managing Partner of Flying Lion Dealer Services, a dealer services business, and from October 2000 through October 2002 he was Executive Vice President of ADESA Corp where he was responsible for corporate development. From January 1997 through October 2000 he was President and Chief Executive Officer of ADT Automotive, an automobile auction company with 28 outlets which was sold to Manheim Auctions in October 2000.

         Ms. Myers became a director and officer of the Company in November 2000. Beginning in November 2003 she was Vice President of BenchMark Management, LLC, a provider of administrative services and property investments.

         Mr. Gibbs, a co-founder of Gibbs Construction, Inc. served as its president, general manager, director, and chief financial officer until November 2000 when the Company's assets and liabilities were transferred to a receiver in bankruptcy. The Company's bankruptcy also resulted in Mr. Gibbs's personal bankruptcy. From January 2000 through December 2003, Mr. Gibbs was a Senior Project Manager for Thacker Operating Company responsible for estimating costs of construction projects, managing and overseeing them. Beginning in January 2004 he became a Senior Project Manager for Dimensional Construction, Inc. with similar responsibilities.

Committees of the Board of Directors

         The Company presently does not have a separately-designated Audit Committee, but management of the Company plans to ask the Company's Board of Directors to establish an Audit Committee and a Compensation Committee, each consisting of at least two directors, none of whom will be an officer or employee of the Company. The duties of the Audit Committee will be to recommend to the entire Board of Directors the selection of independent certified public accountants to perform an audit of the financial statements of the Company, to review the activities and report of the independent certified public accountants, and to report the results of such review to the entire Board of Directors. The Audit Committee will also monitor the internal controls of the

Company. The duties of the Compensation Committee will be to provide a general review of the Company's compensation and benefit plans to ensure that they meet corporate objectives and to administer or oversee the Company's Stock Option Plan and other benefit plans. In addition, the Compensation Committee will review the compensation of officers of the Company and the recommendations of the Chief Executive Officer on (i) compensation of all employees of the Company and (ii) adopting and changing major Company compensation policies and practices. Except with respect to the administration of the Stock Option Plan, the Compensation Committee will report its recommendations to the entire Board of Directors for approval.

         Each director will hold office until the next Annual Meeting of Shareholders and until such time as his successor is elected and qualified, subject to prior removal by the shareholders of the Company in accordance with the Bylaws of the Company. The officers of the Company serve at the discretion of the Board of Directors of the Company.

Code of Ethics

         Given that the Company has not had operations for the last several years, the Company has not adopted a Code of Ethics for the principal executive officer, principal financial officer, or principal accounting officer or controller.

Item 10 Executive Compensation.

         For the fiscal years ended December 31, 2003, 2004 and 2005, the Company did not pay any of its executive officers. Mr. Sample anticipates that he will be paid an annual salary of $150,000 following completion of the Company's funding. Mr. Moorby's compensation is anticipated to be an annual salary of $201,000.

Director Compensation

         Directors of the Company presently serve without compensation.

Benefit Plans

         As part of the reorganization proceeding in bankruptcy, all stock option plans and warrants were cancelled. Accordingly, the Company has no stock related benefit plans. The Company does, however, anticipate implementing an incentive stock option plan or plans in 2007 as well as a plan or plans that would grant options to non-employees, consultants and directors.

Section 16(a) Beneficial Ownership Reporting Compliance.
         The Company anticipate the filing of Section 16 Reports for its new officers and directors in December 2006.

Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth as of November 30, 2006, the ownership of Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock, (ii) the Selling Stockholder, (iii) each director of the Company, and (iv) all directors and officers as a group. Except as otherwise indicated, each stockholder identified in the table possesses sole voting and investment power with respect to its or his shares.


                                                Shares Owned
Name and Address of                          No. of
Beneficial Owner                             Shares             Percent

Steven L. Sample                            4,000,000            49.6%
Danny Gibbs                                   500,000             6.2%
Tony Moorby                                         -              -
Linda M. Myers(1)                                   -              -

L. Palmer Sample                              500,000             6.2%
3922 SW 103rd Lane
Ocala, FL  34476

C. Scott Sample                               500,000             6.2%
6280 Scottsville-Navilleton Road
Floyds Knobs, IN  47119

All directors and officers                  4,500,000            55.8%
as a group (4 persons)

------------------------------------

(1) Excludes 212,800 shares of Common Stock owned by the spouse of Ms. Myers or her spouse's affiliates as to which Ms. Myers's denies beneficial ownership.

Unless otherwise indicated, the address for each of the above named individuals is 1515 East silver Springs Blvd. - Suite 118.4, Ocala, FL 34470.

Change of Control

         On August 15, 2006, Steven L. Sample acquired for $50,000, 4,000,000 shares, or 46.7%, of the 8,561,000 issued and outstanding shares of Common Stock of the registrant from Thacker Asset Management, LLC. In addition, in consideration of expenses of the corporation paid by Mr. Sample, including the costs associated with completing the bankruptcy proceedings, the registrant agreed to issue to Mr. Sample an additional 8,117,500 shares of Common Stock and 500,000 shares of preferred stock. For the assistance of a principal of the entity owning Thacker Asset Management, LLC, Baker #1, Ltd., the registrant agreed to issue to that principal 25,000 shares of preferred stock and 450,000 shares of Common Stock.

         To fulfill its obligations under this agreement, the registrant's board of directors has recommended that its stockholders amend its corporate charter to increase the number of authorized shares of Common Stock to 150,000,000 and agreed to create and establish a series of preferred stock. The distinguishing feature of the preferred stock is that each share has 50 votes, but if Mr. Sample or the other recipient transfers the shares to any other entity other than for estate planning purposes, the shares automatically convert on a share for share basis to Common Stock and, in any event, automatically convert to Common Stock upon the death of either recipient. Mr. Sample will hold the right to vote all such shares to be issued for a period of nine years.

Item 12 Certain Relationships and Related Transactions

         The Company's board of directors has recommended that its stockholders amend the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 15,000,000 to 150,000,000 as well as establish the power to issue preferred stock. Consistent with this recommendation, the Company has filed with the Securities and Exchange Commission preliminary proxy material to effect these changes as well as change the name of the Company to Acacia Automotive, Inc. The recommended changes would also effect a one for eight reverse stock split.

         When the board of directors determined to recommend the Certificate of Incorporation be amended, the Company's board of directors also agreed to issue to Mr. Sample 8,117,500 shares of Common Stock following the effectiveness of the above described amendments. Also, the board of directors determined to issue to Mr. Sample 500,000 shares of preferred stock with each such share of preferred stock having 50 votes. The board of directors also determined to issue to the spouse of Ms. Myers 25,000 shares of preferred, which Mr. Sample has the power to vote, and 450,000 shares of Common Stock, said Common Stock to be issued on a post split basis.

Item 13. Exhibits, Financial Statement Schedule and Reports on Form 8-K.

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

(b) Reports on Form 8-K

         None

(c) Exhibits

3.1* Restated Articles of Incorporation, as amended (incorporated by reference from a similarly numbered exhibit filed with the Company's Registration Statement No. 33-97308-D)

3.2* Bylaws (incorporated by reference from a similarly numbered exhibit filed with the Company's Registration Statement No. 33-97308-D)

3.3*     Amendments to Bylaws

4.1* Form of Warrant Agreement Covering Redeemable Common Stock Purchase Warrants (incorporated by reference from a similarly numbered exhibit filed with the Company's Registration Statement No. 33-97308-D)

10.1* Revised form of Representative's Warrant and Registration Rights Agreement (incorporated by reference from a similarly numbered exhibit filed with the Company's Registration Statement No. 33-97308-D)

10.2* Copy of 1995 Incentive Stock Option Plan (incorporated by reference from a similarly numbered exhibit filed with the Company's Registration Statement No. 33-97308-D)

10.3* Copy of Outside Director Stock Option Plan (incorporated by reference from a similarly numbered exhibit filed with the Company's Registration Statement No. 33-97308-D)

10.4* Copy of Warrant Agreement between the Company and Can Am Capital (incorporated by reference from a similarly numbered exhibit filed with the Company's Registration Statement No. 33-97308-D)

10.5* Copy of Note and Security Agreement between the Company and Bronco Bowl Holding, Inc. (incorporated by reference from a similarly numbered exhibit filed with the Company's Registration Statement No. 33-97308-D)

10.6* diversified Employee Leasing, Inc. Client Service Agreement (incorporated by reference from a similarly numbered exhibit filed with the Company's Registration Statement No. 33-97308-D)

10.7*    Stock Purchase and Subscription Agreement

10.8* Letter of Agreement concerning transfer of shares, payment and delivery thereof, Lien Release, Power of Attorney, Irrevocable Voting Proxy, acknowledgements, et al

10.9*    Letter of Agreement concerning transfer of shares

*        Previously filed

                             ACACIA AUTOMOTIVE, INC.

                       (FORMERLY GIBBS CONSTRUCTION, INC.)


                          INDEX TO FINANCIAL STATEMENTS


                                                                       Page

         Report of Independent Registered Public Auditing Firm ........F-2

         Balance Sheets, December 31, 2003, 2004 and 2005 .............F-3

         Statement of Stockholders' Equity for the Years Ended
              December 31, 2003, 2004 and 2005 ........................F-4

         Notes to Financial Statements ................................F-5

                        Killman, Murrell & Company, P.C.
                          Certified Public Accountants

1931 E. 37th Street, Suite 7        3300 N. A Street, Bldg. 4, Suite 200      2626 Royal Circle
Odessa, Texas 79762                    Midland, Texas 79705                   Kingwood, Texas 77339
(432) 363-0067                      (432) 686-9381                            (281) 359-7224
Fax (432) 363-0376                  Fax (432) 684-6722                        Fax (281) 359-7112


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Acacia Automotive, Inc.
(formerly Gibbs Construction, Inc.)
Ocala, Florida


We have audited the accompanying balance sheets of Acacia Automotive, Inc. as of December 31, 2005, 2004 and 2003 and the related statement of stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acacia Automotive, Inc. as of December 31, 2005, 2004 and 2003 in conformity with United States generally accepted accounting principles.

As discussed in Note 3 to the financial statements, the Company has recently emerged from bankruptcy and has had no operations for three years, has no assets and does not have financial resources available for its use. The Company is not a going concern. Management's plans in regard to these matters are described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, if any.



/s/  Killman, Murrell & Company, P.C.
KILLMAN, MURRELL & COMPANY, P.C.
November 16, 2006
Odessa, Texas

                             ACACIA AUTOMOTIVE, INC.

                       (FORMERLY GIBBS CONSTRUCTION, INC.)

                                 BALANCE SHEETS


                                                                                 December 31,
                                                             --------------------------------------------------------
                                                                 2003               2004                     2005
                                                             ------------       ----------------        -------------
                                    ASSETS
   ASSETS                                                    $           -       $            -        $           -
                                                             =============       ===============        =============



             LIABILITIES AND STOCKHOLDERS' EQUITY

   LIABILITIES                                                $          -       $            -        $           -
                                                              ------------       ---------------        -------------



   STOCKHOLDERS' EQUITY:

   Preferred Stock, no par value, 6%
     non-cumulative dividend, 1,000,000
     shares authorized; none issued and
     outstanding.                                                        -                    -                    -

   Preferred Stock, $0.001 par value 2,000,000
     shares authorized; none issued and outstanding                      -                    -                    -

   Common Stock, $0.001 par value, 150,000,000
     shares authorized; 1,107,500 share issued and
     outstanding                                                     1,107                1,107                1,107

   Paid-In-Capital                                               5,042,727            5,042,727            5,042,727

   Retained Deficit                                             (5,043,834)          (5,043,834)          (5,043,834)
                                                              --------------      ---------------       --------------

   Total Stockholders' Equity                                            -                    -                    -
                                                              --------------       --------------       -------------

   Total Liabilities and Stockholder's Equity                $           -       $            -        $           -
                                                              ==============       ==============       =============









              The accompanying notes are an integral part of these
                             financial statements.
                                       F-3

                             ACACIA AUTOMOTIVE, INC.

                       (FORMERLY GIBBS CONSTRUCTION, INC.)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005



                                     Preferred Stock,  Preferred Stock,                                          Common
                                       No Par Value    $0.001 Par Value     Common Stock                         Stock
                                 --------------------  ----------------  ----------------   Paid-in     Retained Subscription
                                     Shares    Amount  Shares  Amount   Shares   Par Value  Capital     Deficit  Receivable  Total
                                 ---------  ---------  ------- ----   ---------- -------- ---------- ----------- --------  --------


Balance December 31, 2002         1,000,000 $ 200,000        - $  -    8,561,000 $ 85,610 $4,758,224 $(5,043,834)$      -  $      -
2006 Restructuring transactions
  Abandonment of Common
   Shares held by Creditor Trust       -         -           -    -     (501,000)  (5,010)     5,010           -        -         -
  Change in Par Value                  -         -           -    -            -  (72,540)    72,540           -        -         -
  Reverse Stock Split                  -         -           -    -   (7,052,500)  (7,053)     7,053           -        -         -
  Preferred Stock Exchange       (1,000,000) (200,000)                   100,000      100    199,900           -        -         -
                                 ---------- ---------  ------- ----   ---------- -------- ---------- ----------- --------  --------

Restated Balance December 31,
   2002, 2003, 2004 and 2005           -    $    -           - $  -    1,107,500 $  1,107 $5,042,727 $(5,043,834)$      -  $      -
                                 ========== =========  ======= ====   ========== ======== ========== =========== ========= =========


















              The accompanying notes are an integral part of these
                             financial statements.
                                       F-4

                             ACACIA AUTOMOTIVE, INC.

                       (FORMERLY GIBBS CONSTRUCTION, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2004 AND 2005

NOTE 1: THE COMPANY

Gibbs Construction, Inc. ("Gibbs" or the "Company") was a full service, national commercial construction company located in Garland, Texas. During 1999, Gibbs experienced significant losses associated with certain construction projects, which were bonded by Gibbs' primary bonding surety. In the fourth quarter of 1999, Gibbs' bonding surety notified Gibbs that it would no longer provide completion and payment bonds for Gibbs' construction projects. Given these events, Gibbs began a series of negotiations with its bonding surety in December of 1999, which resulted in a written agreement in January of 2000, whereby the bonding surety would provide funds to finish certain projects and required Gibbs to terminate construction on other projects. These events led to Gibbs inability to satisfy its debts in the ordinary course of business and on April 20, 2000, Gibbs filed a Petition pursuant to Chapter 11 of the United States Bankruptcy Code.

On July 28, 2000, Gibbs received permission from its Court of Jurisdiction to solicit approval of its Plan of Reorganization. Gibbs continued to operate on a limited basis pending approval of its Plan of Reorganization. On November 10, 2000, Gibbs completed its Plan of Reorganization pursuant to an order of the court as follows:

     a) Gibbs transferred all of its assets and liabilities to the Gibbs Construction, Inc. Creditor Trust ("Trust").

     b) Gibbs issued 501,000 shares of its authorized but previously unissued common stock to the Trust in settlement of unsecured creditor claims.

     c) Gibbs approved issuance of 1,000,000 shares of a newly created preferred stock, with an aggregate liquidation preference value of $200,000 and a six percent (6%) non-cumulative dividend, to the bonding surety.

     d) Gibbs issued 4,000,000 shares of its authorized but previously unissued common stock to Thacker Asset Management, LLC (TAM), a Texas limited liability company, in exchange for certain operating assets and the obligation to complete certain construction projects of TAM.

Gibbs did not obtain a court ordered final decree from the bankruptcy court due to the difficulties encountered with the implementation of the re-organization plan. All operating activities ceased in 2002. On June 26, 2006, the bankruptcy trustee requested and received a Order for Final Decree. The 501,000 shares of common stock issued to the Trust were abandoned and returned to the Company on October 5, 2006. These shares have been cancelled.

On July 25, 2006, the Board of Directors of the Company met and approved the following actions:

o Changed the Company's name to Acacia Automotive, Inc.

o Authorized 2,000,000 shares of $0.001 par value preferred stock and authorized the Board of Directors to:

     a.) set the number of shares constituting each series of preferred stock

     b.) establish voting rights, powers, preferences and conversion rights

o Increased the authorized number of common shares to 150,000,000 and decreased the par value to $0.001.

                             ACACIA AUTOMOTIVE, INC.

                       (FORMERLY GIBBS CONSTRUCTION, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2004 AND 2005

NOTE 1: THE COMPANY (Continued)

o Authorized a one-for-eight reverse stock split of the Company's common stock.

o Designated 525,000 shares of preferred stock as Series A Preferred Stock, with the following rights:

     a.) Dividends can be paid when declared by the Board of Directors but must be also simultaneously declared on the common stock.

     b.) Series A Preferred Stock may not be redeemed.

     c.) Each share of Series A Preferred Stock is convertible into one share of common stock at the option of the holders.

     d.) The holders of Series A Preferred Shares are certified to 50 votes on all matters to be voted on by the shareholders of the Company for each share of Series A Preferred Stock held.

o Authorized the issuance of common stock and Series A Preferred Stock for services rendered and payments of organization expenses on behalf of the
Company:

     a.) 8,567,500 shares of common stock.
     b.) 525,000 shares of Series A Preferred Stock.
     c.) Estimated issuance value is $172,350.

Certain of the actions approved by the Board of Directors on July 25, 2006, require the approval of the shareholders of the Company; however, since the Company's management has sufficient common stock ownership to assure approval of the actions taken, the various authorized stock transactions have been reflected in the accompanying financial statements.

NOTE 2: STOCKHOLDERS' EQUITY

Preferred Stock

In 2000, the bankruptcy court authorized the issuance of 1,000,000 shares of no par value preferred stock to the Company's bonding surety. These preferred shares have a liquidation preference value of $0.20 per share and have a six percent (6%) non-cumulative dividend rate. On October 27, 2006, the bonding surety agreed to exchange the 1,000,000 shares of no par value preferred stock for 100,000 shares of the Company's $0.001 par value common stock.

In July 2006 the Company's Board of Directors authorized a 2,000,000 share series of preferred stock and the Board of Directors were authorized to fix:

o The number of shares constituting each series of preferred stock

o Voting rights, powers, preferences and conversion rights

None of these preferred shares were outstanding at December 31, 2003, 2004 and 2005.

                             ACACIA AUTOMOTIVE, INC.

                       (FORMERLY GIBBS CONSTRUCTION, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2004 AND 2005


NOTE 2: STOCKHOLDERS' EQUITY - (Continued)

Common Stock

Prior to July 25, 2006, the Company had authorized 15,000,000 shares of $0.01 par value common stock and 8,561,000 common shares outstanding. On July 25, 2006, the Company's Board of Directors approved the following actions which have been retroactively reflected in the Statement of Stockholders' Equity.

o Abandonment of 501,000 shares of common stock issued to the creditor trust, on October 5, 2006.

o Change in par value for $0.01 to $0.001.

o One (1) for eight (8) reverse stock split.

Retained Deficit

The Company ceased all operations in 2002 and since that time there has been no operating results.

NOTE 3: GOING CONCERN

On June 26, 2006, the Bankruptcy Court for the Northern District of Texas, issued its Order for Final Decree related to the Company bankruptcy petition filed April 20, 2000. The Board of Directors convened its first post bankruptcy meeting on July 25, 2006, and assumed operating control. On August 15, 2006, the Company entered into a "Stock Purchase and Subscription Agreement" whereby the effective control of the Company was transferred to Steven L. Sample, an individual residing in the State of Florida. Mr. Sample and his assignees purchased 5,500,000 pre-split shares for an aggregate purchase price of $65,000 plus at least $20,000 to discharge any obligations of the Company and agreed to provide the capital such that the Company can arrange to have its filings with the United States Securities and Exchange Commission brought current.

The Company issued 8,567,500 shares of its post reverse split $0.001 par value common stock and 525,000 shares of its Series A Preferred Stock for services rendered and expenses paid (estimated total value $172,350).

None of the above described transactions provided the Company with operating funds.

On September 11, 2006, the Company issued a private placement memorandum for the sale of 8,000,000 shares of the Company's common stock at $2.00 per share. Without a successful raising of at least $1,000,000, the Company will not be able to commence operations.

Item 14. Principal Accountant and Fees.

         The following is a summary of the aggregate fees billed to us for fiscal 2005 by Killman Murrell & Company, P.C.

AUDIT FEES

         There were no fees for audit services in fiscal 2005.

TAX FEES

         There were no fees for tax services, including tax compliance, tax advice and tax planningfor fiscal 2005.

         Fees for audit services include fees associated with the annual financial statement audit and reviews of Quarterly Reports on Form 10-Q. Audit fees also include fees associated with a business acquisition, private placement/equity financings, and other SEC filings.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Gibbs Construction, Inc.



                              By: /S/Steven L. Sample
                              -----------------------------------
                              Steven  L.  Sample,   Chief  Executive  Officer
                              and principal financial and accounting officer

                              Date:    December 12, 2006
                              -----------------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                              Date


/s/Steven L. Sample          Director                  December 12, 2006
----------------------
Steven L. Sample


/s//Tony Moorby              Director                  December 12, 2006
----------------------
Tony Moorby


/s/Danny R. Gibbs            Director                  December 12, 2006
----------------------
Danny R. Gibbs


/s/ Linda Morgan Myers       Director                  December 12, 2006
----------------------
Linda Morgan Myers