Form 10QSB
period 2006-03-31
GIBBS CONSTRUCTION INC
filed 2006-12-14
CIK 1001463

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number: 1-14088

                            Gibbs Construction, Inc.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Texas                                           75-2095676
------------------------------------------------------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

  1515 East Silver Springs Blvd. - Suite 118.4, Ocala, FL        34470
------------------------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)

                                  (352) 351-4333
------------------------------------------------------------------------------
                         (Registrant's telephone number)

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ No __X__

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (Check one):

 Large accelerated filer    Accelerated filer         Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _X  No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2006: 8,561,000.

                             ACACIA AUTOMOTIVE, INC.

                       (FORMERLY GIBBS CONSTRUCTION, INC.)

                                 BALANCE SHEETS


                                                                                    March 31,           December 31,
                                                                                      2006                   2005
                                                                                  --------------        -------------
                                    ASSETS                                         (Unaudited)

   ASSETS                                                                        $             -        $           -
                                                                                 ===============        =============



             LIABILITIES AND STOCKHOLDERS' EQUITY

   LIABILITIES                                                                   $             -        $           -
                                                                                 ---------------        -------------



   STOCKHOLDERS' EQUITY:

   Preferred Stock, no par value, 6%
     Non-cumulative dividend, 1,000,000
     shares authorized; none  issued and outstanding                                           -                    -

   Preferred Stock, $0.001 par value 2,000,000
     shares authorized; none issued and outstanding                                            -                    -

   Common Stock, $0.001 par value, 150,000,000
     shares authorized; 1,107,500 share issued and
     outstanding                                                                           1,107                1,107

   Paid-In-Capital                                                                     5,042,727            5,042,727

   Retained Deficit                                                                   (5,043,834)          (5,043,834)
                                                                                  ---------------       --------------

   Total Stockholders' Equity                                                                  -                    -
                                                                                   --------------       -------------

   Total Liabilities and Stockholders Equity                                     $             -        $           -
                                                                                   ==============       =============







                 The accompanying notes are an integral part of
                          these financial statements.
                                       F-1

                             ACACIA AUTOMOTIVE, INC.

                       (FORMERLY GIBBS CONSTRUCTION, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2006

NOTE 1: THE COMPANY

Gibbs Construction, Inc. (Gibbs" or the "Company") was a full service, national commercial construction company located in Garland, Texas. During 1999, Gibbs experienced significant losses associated with certain construction projects, which were bonded by Gibbs' primary bonding surety. In the fourth quarter of 1999, Gibbs' bonding surety notified Gibbs that it would no longer provide completion and payment bonds for Gibbs' construction projects. Given these events, Gibbs began a series of negotiations with its bonding surety in December of 1999, which resulted in a written agreement in January of 2000, whereby the bonding surety would provide funds to finish certain projects and required Gibbs to terminate construction on other projects.

These events led to Gibbs' inability to satisfy its debts in the ordinary course of business and on April 20, 2000, Gibbs Construction, Inc. filed a Petition pursuant to Chapter 11 of the United States Bankruptcy Code.

On July 28, 2000, Gibbs received permission from its Court of Jurisdiction to solicit approval of its Plan of Reorganization. Gibbs continued to operate on a limited basis pending approval of its Plan of Reorganization. The Company did not obtain a court ordered final decree from the bankruptcy court due to the difficulties encountered with the implementation of the reorganization plan. All operating activities ceased in 2002. On June 26, 2006, the bankruptcy trustee requested and received a Order for Final Decree. The 501,000 shares of common stock issued to the creditor trust were abandoned and returned to the Company. These shares have been cancelled.

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

                             ACACIA AUTOMOTIVE, INC.

                       (FORMERLY GIBBS CONSTRUCTION, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2006

NOTE 1: THE COMPANY (Continued)

o Authorized the issuance of common stock and Series A Preferred Stock for services rendered and payments of organization expenses on behalf of the
Company:

     a.) 8,567,500 shares of common stock.
     b.) 525,000 shares of Series A Preferred Stock.
     c.) Estimated issuance value is $172,350.

The Company has had no operations since 2002.

NOTE 2: BASIS OF PRESENTATION

The Company has elected to prepare its financial statements in accordance with generally accepted accounting principles (United States) with December 31, as its year end. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair representative have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2005. Operating results for the three month ended March 31, 2006 are not necessarily indicative if the results that may be expected for the year ended December 31, 2006.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

     The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Form 10-Q contain forward-looking information. The forward-looking information involves risks and uncertainties that are based on current expectations, estimates, and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking information. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of internal operations, impact of competition and other risks detailed below as well as those discussed elsewhere in this Form 10-QSB and from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, general economic and market conditions and growth rates could affect such statements.

General

     For each of the fiscal years ended December 31, 2003, 2004, and 2005, and for the quarters ended March 31, 2006 and 2005, the Company had no operations, income, expenses, assets or liabilities or other activity. With the funding by Mr. Sample of the costs of completing the Company's bankruptcy proceeding, which was completed in June 2006, Mr. Sample commenced a plan to revive the Company by acquiring automobile auctions. This plan required the funding by Mr. Sample of Company certain Company debts which, although discharged in the bankruptcy proceeding, required payment to commence operating as a public entity. Further, the revival of the Company as a public entity required substantial expenditures for legal and accounting fees, among other costs.

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

Item 3. Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President who acts as our Chief Financial Officer to allow timely decisions regarding required disclosure. During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls, subsequent to the date of our most recent evaluation of internal controls.

                                    PART - II
Item 1. Legal Proceedings.

     On June 26, 2006, the United States Bankruptcy Court for the Northern District of Texas, Dallas Division closed the registrant's case following an application for Final Decree.

Item 6. Exhibits and Reports on Form 8-K

None

                                   SIGNATURES

     Pursuant to the requirements of the Securities exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned.

Gibbs Construction, Inc.


Dated: December 12, 2006                      /s/ Steven L. Sample
                                              --------------------
                                              Steven L. Sample, Chief Executive
                                              Officer and Principal Financial
                                              Officer