Form 10QSB
period 2006-06-30
GIBBS CONSTRUCTION INC
filed 2006-12-14
CIK 1001463

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2006: 8,561,000.

                             ACACIA AUTOMOTIVE, INC.

                       (FORMERLY GIBBS CONSTRUCTION, INC.)

                                 BALANCE SHEETS


                                                                                    June 30,            December 31,
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

                                  JUNE 30, 2006

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

                                       F-2

                             ACACIA AUTOMOTIVE, INC.

                       (FORMERLY GIBBS CONSTRUCTION, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2006

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair representative have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2005. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.


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

The Company issued 8,567,500 shares of its post reverse split $0.001 par value common stock and 525,000 shares of its Series A Preferred Stock for services rendered and organizational expenses paid (estimated total value $172,350).

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

General

     For each of the fiscal years ended December 31, 2003, 2004, and 2005, and for the six month periods ended June 30, 2006 and 2005, the Company had no operations, income, expenses, assets or liabilities or other activity. With the funding by Mr. Sample of the costs of completing the Company's bankruptcy proceeding, which was completed in June 2006, Mr. Sample commenced a plan to revive the Company by acquiring automobile auctions. This plan required the funding by Mr. Sample of Company certain Company debts which, although discharged in the bankruptcy proceeding, required payment to commence operating as a public entity. Further, the revival of the Company as a public entity required substantial expenditures for legal and accounting fees, among other costs.
     The implementation of Mr. Sample's plan required the reorganizing of the Company's capital structure, a plan that is anticipated to be completed in the early Winter of 2006, 2007. Simultaneously, it required the raising of additional capital, a process which is anticipated to be completed in early 2007. With the additional capital, the Company will attempt to acquire automobile auctions. The plan for an acquired auction or auctions will depend upon the auction or auctions acquired. The Company will not hold any discussions with any potential auction to be acquired until the Company has completed the reorganizing of its capital structure.
     Without a successful raising of additional capital of at least $1,000,000, the Company will not be able to commence operations.

Item 3. Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer, who acts as our Chief Financial Officer, to allow timely decisions regarding required disclosure. During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls, subsequent to the date of our most recent evaluation of internal controls.
                                    PART - II
Item 1. Legal Proceedings.

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

Gibbs Construction, Inc.


Dated: December 12, 2006               /s/ Steven L. Sample
                                      ---------------------------------------
                                      Steven L. Sample, Chief Executive Officer
                                      and Principal Financial Officer