Form 10QSB
period 2006-09-30
GIBBS CONSTRUCTION INC
filed 2006-12-14
CIK 1001463

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

 -----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2006: 8,561,000.

                             ACACIA AUTOMOTIVE, INC.

                       (FORMERLY GIBBS CONSTRUCTION, INC.)

                                 BALANCE SHEETS


                                                                                 September 30,          December 31,
                                                                                      2006                   2005
                                                                                  --------------        -------------
                                                                                   (Unaudited)

                                    ASSETS
   EQUIPMENT                                                                     $          3,813       $           -
      Less Accumulated Depreciation                                                          (424)                  -
                                                                                 ----------------       -------------

   Total Assets                                                                  $          3,389       $           -
                                                                                 ================       =============



             LIABILITIES AND STOCKHOLDERS' EQUITY

   LIABILITIES                                                                   $              -       $           -
                                                                                 ----------------       -------------



   STOCKHOLDERS' EQUITY:

   Preferred Stock, no par value, 6%
     Non-cumulative dividend, 1,000,000
     shares authorized; none issued and outstanding.                                            -                   -

   Series A Preferred Stock, $0.001 par value; 525,000
     shares authorized, issued and outstanding                                                525                   -

   Preferred Stock, $0.001 par value 1,475,000
     shares authorized; none issued and outstanding                                             -                   -

   Common Stock, $0.001 par value, 150,000,000
     shares authorized; 9,675,000 and 1,107,500
     shares issued and outstanding, respectively                                            9,675               1,107

   Paid-In-Capital                                                                      5,205,984           5,042,727

   Retained Deficit                                                                    (5,168,434)         (5,043,834)
                                                                                  ----------------      --------------
                                                                                           47,750
     Less common stock subscription receivable                                            (44,361)                  -
                                                                                  ----------------      -------------

   Total Stockholders' Equity                                                               3,389                   -
                                                                                   --------------       -------------

   Total Liabilities and Stockholders Equity                                     $          3,389       $           -
                                                                                   ==============       =============


         The accompanying notes are an integral part of these financial statements.
                                       F-1

                             ACACIA AUTOMOTIVE, INC.

                       (FORMERLY GIBBS CONSTRUCTION, INC.)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)




                                                 Three Months Ended                       Nine Months Ended
                                                    September 30,                             September 30,
                                            ----------------------------------       ------------------------------------
                                                  2006              2005                   2006               2005
                                            --------------     ---------------       ----------------     ---------------

OPERATING EXPENSES
  Non-Employee Services
     Paid in Common Stock                 $         11,400     $             -       $         11,400     $             -

  General And
     Administrative Expenses                       112,776                   -                112,776                   -
  Depreciation                                         424                                        424
                                          ----------------     ---------------       ----------------     ---------------
Net Operating Loss                                (124,600)                  -               (124,600)                  -

Income Tax Expense                                       -                   -                      -                   -
                                          ----------------     ---------------       ----------------     ---------------

NET LOSS                                  $       (124,600)    $             -       $       (124,600)    $             -
                                          ================     ===============       ================     ===============

BASIC AND FULLY DILUTED
   LOSS PER SHARE

   Loss Per Share                         $          (0.02)    $             -       $         (0.04)     $             -
                                          =================    ===============       ================     ===============

   Weighted Average Number
     Of Common Share
     Outstanding                                 5,391,250           1,107,500              2,821,000           1,107,500
                                          ================     ===============       ================     ===============


                             ACACIA AUTOMOTIVE, INC.

                       (FORMERLY GIBBS CONSTRUCTION, INC.)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005
              AND NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)






                                     Preferred Stock,  Preferred Stock,                                          Common
                                       No Par Value    $0.001 Par Value     Common Stock                         Stock
                                 --------------------  ----------------  ----------------   Paid-in     Retained Subscription
                                     Shares    Amount  Shares  Amount   Shares   Par Value  Capital     Deficit  Receivable  Total
                                 ---------  ---------  ------- ----   ---------- -------- ---------- ----------- --------  --------


Balance December 31, 2002         1,000,000 $ 200,000        - $  -    8,561,000 $ 85,610 $4,758,224 $(5,043,834)$      -  $      -
2006 Restructuring transactions
  Abandonment of Common
   Shares held by Creditor Trust       -         -           -    -     (501,000)  (5,010)     5,010           -        -         -
  Change in Par Value                  -         -           -    -            -  (72,540)    72,540           -        -         -
  Reverse Stock Split                  -         -           -    -   (7,052,500)  (7,053)     7,053           -        -         -
  Preferred Stock Exchange       (1,000,000) (200,000)                   100,000      100    199,900           -        -         -
                                 ---------- ---------  ------- ----   ---------- -------- ---------- ----------- --------  --------

Restated Balance December 31,
   2002, 2003, 2004 and 2005           -    $    -           - $  -    1,107,500 $  1,107 $5,042,727 $(5,043,834)$      -  $      -

   August 15, 2006
     Stock Issued for
     Services                          -         -      25,000   25      450,000      450     10,925           -        -    11,400

   Stock Issued For Payment of
     Of Expenses and Equipment                         500,000  500    8,117,500    8,118    152,332           -  (44,361)  116,589

Net Loss                               -         -           -    -            -        -          -    (124,600)       -  (124,600)
                                 ---------- ---------  ------- ----   ---------- -------- ---------- ----------- --------  ---------

Balance, September 30,
   2006 (Unaudited)                         $    -     525,000 $525    9,675,000 $  9,675 $5,205,984 $(5,168,434)$(44,361) $  3,389
                                 ========== =========  ======= ====   ========== ======== ========== =========== ========= =========



              The accompanying notes are an integral part of these
                             financial statements.
                                       F-3

                             ACACIA AUTOMOTIVE, INC.

                       (FORMERLY GIBBS CONSTRUCTION, INC.)

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                                                                Nine Months Ended
                                                                                    September 30,

                                                                             2006                     2005
                                                                       ----------------          -------------

NET LOSS                                                               $      (124,600)          $           -
   Adjustment to reconcile net loss to net cash
      used in operating activities
        Common stock issued for services                                        11,400                       -
        Common stock issued for expenses                                       112,776                       -
        Depreciation                                                               424                       -
                                                                       ---------------           -------------

Net Cash Flow Provided by Operating Activities                                       -                       -
                                                                       ---------------           -------------

Net Cash Flow Provided by Investing Activities                                       -                       -
                                                                       ---------------           -------------

Net Cash Flow Provided by Financing Activities                                       -                       -
                                                                       ---------------           -------------

Change in Cash                                                                       -                       -
-       -
Cash at Beginning of Period                                                          -                       -
                                                                       ---------------           -------------

Cash at End of Period                                                  $             -           $           -
                                                                       ===============           =============


Non-Cash Investing and Financing
   Activities:
        Stock subscription receivable                                  $       (44,361)          $           -
        Paid in capital                                                         44,361                       -
        Equipment acquisition                                                    3,813                       -
        Stock subscription receivable                                           (3,813)                      -
                                                                       ---------------           -------------

                                                                       $             -           $           -
                                                                       ===============           =============












              The accompanying notes are an integral part of these
                             financial statements.
                                       F-4

                             ACACIA AUTOMOTIVE, INC.

                       (FORMERLY GIBBS CONSTRUCTION, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006

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

                               SEPTEMBER 30, 2006

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair representative have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2005. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.


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

The Company issued 8,567,500 shares of its post reverse split $0.001 par value common stock and 525,000 shares of its Series A Preferred Stock for service rendered and organizational expenses paid (estimated total value $172,350).

None of the above described transactions provided the Company with operating funds.

On September 11, 2006, the Company issued a private placement memorandum for the sale of 8,000,000 shares of the Company's common stock at $2.00 per share. Without a successful raising of at least $1,000,000, the Company will not be able to commence operation.

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

General

         For each of the fiscal years ended December 31, 2003, 2004, and 2005, and for the nine months ended September 30, 2006 and 2005, the Company had no operations, income, expenses, assets or liabilities or other activity other than as noted below. With the funding by Mr. Sample of the costs of completing the Company's bankruptcy proceeding, which was completed in June 2006, Mr. Sample commenced a plan to revive the Company by acquiring automobile auctions. This plan required the funding by Mr. Sample of Company certain Company debts which, although discharged in the bankruptcy proceeding, required payment to commence operating as a public entity. Further, the revival of the Company as a public entity required substantial expenditures for legal and accounting fees, among other costs.
         In the third quarter of fiscal 2006, the Company accrued $124,600 of expenses, consisting principally of legal and accounting fees, of which $44,361 had been contributed as capital to the Company.
         The implementation of Mr. Sample's plan required the reorganizing of the Company's capital structure, a plan that is anticipated to be completed in the early Winter of 2006, 2007. Simultaneously, it required the raising of additional capital, a process which is anticipated to be completed in early 2007. With the additional capital, the Company will attempt to acquire automobile auctions. The plan for an acquired auction or auctions will depend upon the auction or auctions acquired. The Company will not hold any discussions with any potential auction to be acquired until the Company has completed the reorganizing of its capital structure.
         Without a successful raising of additional capital of at least $1,000,000, the Company will not be able to commence operations.

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