Form 10KSB
period 2006-12-31
ACACIA AUTOMOTIVE INC
filed 2007-04-02
CIK 1001463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB
    (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

         For the fiscal year ended December 31, 2006 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

               For the transition period from ________ to _______

Commission file number: 1-14088

                             Acacia Automotive, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Texas                                             75-2095676
--------------------------------------     ------------------------------------
     (State or other jurisdiction          (I.R.S. Employer Identification No.
      of incorporation or organization)

1515 East Silver Springs Blvd. - Suite 118.4, Ocala FL            34470
-------------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number: (352) 351-4333
                           --------------

                            Gibbs Construction, Inc.
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                   Name of each exchange on which registered
-------------------------------      ------------------------------------------

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

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price, as of a specified date within 60 days prior to the date of filing $1,255,022 As of March 26, 2007.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,435,023

Item 1.  Description of Business

Background

         Acacia Automotive, Inc. was originally formed in 1984 and, when named Gibbs Construction, Inc. grew to a full service, national commercial construction company, completing an initial public offering of its Common Stock to the public in January, 1996. In April, 2000, Gibbs Construction, Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code following the filing for similar protection of the Company's largest client and which followed the incursion of significant losses on several projects.

         Prior to filing for protection under the United States Bankruptcy Code in April 2000, Gibbs Construction, Inc. had 4,060,000 shares of Common Stock issued and outstanding. The bankruptcy reorganization proceeding placed the existing assets of Gibbs Construction, Inc. in a liquidating trust, issued 501,000 shares of Common Stock to the trust, and agreed to issue 1,000,000 shares of preferred stock to a creditor. Thacker Asset Management, LLC ("TAM") agreed to sell to the Company certain existing contracts, furniture, fixtures and equipment in exchange for 4,000,000 shares of Common Stock. Following these transactions, there were 8,561,000 shares of the Company's Common Stock issued and outstanding.

         TAM's operations were not successful, and all operating activities ceased in 2002. On June 26, 2006, the bankruptcy trustee requested and received an Order for Final Decree. The 501,000 shares of common stock issued to the Trust were abandoned and returned to the Company on October 5, 2006 and cancelled leaving 8,060,000 shares issued and outstanding.

Post Bankruptcy Restructuring

         On August 15, 2006, Steven L. Sample acquired for $50,000, 4,000,000 shares, or 46.7%, of the 8,561,000 issued and outstanding shares of Common Stock of the registrant from TAM and its associates. In addition Mr. Sample paid costs totaling $138,862, such costs including the costs associated with completing the bankruptcy proceedings and costs such as arranging for the Company's SEC filings to be brought current, and the registrant agreed to effect a one for eight reverse stock split, to issue to Mr. Sample an additional 8,117,500 shares of Common Stock and 500,000 shares of preferred stock. For the assistance of a principal of the entity owning Thacker Asset Management, LLC, Baker #1, Ltd., the registrant agreed to issue to that principal 25,000 shares of preferred stock and 450,000 shares of Common Stock.

         To fulfill its obligations under this agreement and further restructure the Company, the registrant's board of directors recommended that its stockholders amend the corporate charter to effect a one for eight reverse stock split, to increase the number of authorized shares of Common Stock to 150,000,000 and agreed to create and establish a series of preferred stock. The distinguishing feature of the preferred stock is that each share has 50 votes, but if Mr. Sample or the other recipient transfers the shares to any other entity other than for estate planning purposes, the shares automatically convert on a share for share basis to Common Stock and, in any event, automatically convert to Common Stock upon the death of either recipient. Mr. Sample will hold the right to vote all such shares to be issued for a period of nine years. Further, the creditor that received the commitment for 1,000,000 shares of preferred stock agreed, upon implementation of the above amendments, to receive in lieu thereof 100,000 shares of post-split common stock.

         On February 1, 2007, the Company's shareholders approved these actions, including changing the Company's name to Acacia Automotive, Inc. and the amendment to the Company's charter was effective February 20, 2007.

         Immediately following the approval of these amendments, the Company adopted a stock option plan, which is anticipated to be submitted to the Company's stockholders in fiscal 2007 for ratification, reserving 1,000,000 shares thereunder. The directors then granted pursuant to the plan 500,000 restricted shares to Mr. Moorby, the Company's president and options to two officers of the Company for another 15,000 shares. With these grants, the exercise of warrants to purchase 250,000 shares of Common Stock and the payment of 10,000 shares of Common Stock to a consultant, there were 10,435,023 shares of Common Stock issued and outstanding on March 26, 2007.

Contemplated Business

         The Company's prime objective is to acquire going and functioning profitable automotive auctions with a trailing record of financial success, focusing on whole vehicle automobiles and light trucks. Whole vehicle refers to vehicles that are generally in good repair, are roadworthy and operate under their own power as opposed to salvage units, that is, damaged vehicles that are considered total losses for insurance or business purposes. In addition, the Company believes that if the acquired auction or auctions do not service the boat, recreational or motor home segments or the medium and heavy duty truck and equipment segments, it will seek to add one or more of those services to the auction's activities, assuming the local market will support such additional services.
                                       1

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

         The total number of vehicles offered for sale, and the total number of vehicles sold allow for determination of the total and per unit costs incurred and fees generated by the process. An important measure to the results of the used vehicle auction process is the conversion percentage, which represents the number of vehicles sold as a percentage of the vehicles offered for sale. In general, a high sales volume and conversion percentage efficiency at an auction converts to increased fees, lower costs, and greater profit opportunities. Auto auctions can also provide additional services to their clients, often including:
(1) in-house services such as processing, advertising and marketing of the vehicles to be offered for sale; registration of new dealers and clients; processing of sale proceeds and other funds; handling arbitration disputes from the auction sale/purchase process; preparation of and transmittal of vehicle condition reports; security services for client inventories; creation and distribution of sales and marketing reports; as well as the actual sale of vehicles by licensed auctioneers; (2) internet-based solutions, including on-line bulletin board auctions and on-line live auctions that are simulcast in real-time in cooperation with the actual physical auctions; and, (3) title processing and other paperwork administration and ancillary services.

Competition

         The Company anticipates competing principally by service. Management of the Company believes that service is one keystone upon which auto auctions are routinely measured, and has identified and made the practical execution of a high level of service to its clients an integral part of its business and operating plans.

         The industry served by the Company is highly competitive across the entire United States and Canada. It is anticipated that any of our acquisition targets would potentially compete with a variety of knowledgeable and experienced companies. The Company will attempt to commence its operations with an acquisition in Florida, but there is no assurance it will be able do so. The main competitors in Florida and the rest of the United States are: (1) Manheim Auto Auctions: Manheim, a privately-held subsidiary of Cox Enterprises, has some eleven auctions in Florida and approximately 86 auto auctions throughout the country. Manheim owns several of the country's largest auction facilities, and management considers them to be very competitive and the leader in technological processes and Internet marketing capabilities. (2) ADESA Auto Auctions: ADESA (NYSE:KAR) is the second-largest auto auction company in North America with approximately 54 auctions. They operate some 40 auctions in the United States and 14 in Canada. The Company's Management believes that ADESA's technological processes and Internet marketing capabilities, while lagging those of Manheim, are nonetheless formidable. ADESA operates four whole-car auctions in Florida, but management does not believe that ADESA has a strong presence compared to its competition in that state. (3) Auction Broadcasting Company (ABC): ABC owns and operates approximately seven auctions nationally with one in the state of Florida. While not nearly so large in their technological processes and Internet marketing capabilities as Manheim or ADESA, ABC has worked to develop a diverse model from its competitors. It has developed studios in which buyers may bid on vehicles from a comfortable setting in a lounge-type environment. Management does not believe that ABC will gain a substantially greater position in the traditional auction arena marketplace, and in fact may be reducing the size of its brick and mortar operations in favor of moving deeper into the Internet and technology side of the business. (4) independent auto auctions: There are at least ten independent auto auctions operating in Florida, and it is believed that there are many more. While some independent auctions are highly competitive and aggressive, most are not considered to be serious contenders. (5) "mobile" auctions: There are several companies that operate "mobile" auctions. Their plans primarily entail engaging larger dealerships to host periodically "on-site" auctions that utilize these companies' auctioneering and administrative services. Management does not believe these smaller independent mobile auctions are a substantial threat to our operations and will not likely become so under their present business models.

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

Item 2. Description of Property.

         The Company currently leases its principal offices on a one year lease, renewable, which expires on May 31, 2007, for a monthly lease payment of $468.61. Upon success of the Company's efforts to raise capital, the Company plans to move its principal office to the Nashville, Tennessee area; and to acquire an auto auction or auctions and to otherwise implement its business plans, it anticipates that additional office space could be required. It may also find it necessary to move and/or enlarge its leased office space as a result of any acquisition and its location.

Item 3. Legal Proceedings

         On June 26, 2006, approximately six years after filing, the United States Bankruptcy Court for the Northern District of Texas, Dallas Division closed the Gibbs construction, Inc. bankruptcy proceeding case following an application for Final Decree.

Item 4. Submission of Matters to a Vote of Security Holders

         On February 1, 2007, the Company held a special meeting of stockholders for which proxies had been solicited by the Company. At the meeting the Company requested the stockholders approve amendments to the Company's charter to effect a one for eight reverse stock split, increase the number of authorized shares to 150,000,000, authorize the issuance of 2,000,000 shares of preferred stock, and change the name of the Company to Acacia Automotive, Inc. Each of the matters was approved as follows:

         1. PROPOSAL TO AMEND THE COMPANY'S RESTATED CERTIFICATE OF INCORPORATION TO EFFECT A ONE FOR EIGHT REVERSE STOCK SPLIT;

       FOR                           AGAINST                  ABSTAIN

       5,582,482                     31,200                    7,000

         2. PROPOSAL TO AMEND THE COMPANY'S RESTATED CERTIFICATE OF INCORPORATION TO INCREASE THE NUMBER OF AUTHORIZED SHARES TO 150,000,000, CHANGING THE PAR VALUE FROM $0.01 PER SHARE TO $0.001 PER SHARE;

       FOR                           AGAINST                  ABSTAIN

       5,581,250                     32,235                    7,197

         3. PROPOSAL TO AMEND THE COMPANY'S RESTATED CERTIFICATE OF INCORPORATION TO AUTHORIZE 2,000,000 SHARES OF PREFERRED STOCK, GRANTING THE DIRECTORS THE POWER TO ESTABLISH THE RIGHTS, POWERS, AND PRIVILEGES OF A SERIES OF PREFERRED STOCK.

       FOR                           AGAINST                  ABSTAIN

       5,581,250                     32,432                    7,000

         4. PROPOSAL TO AMEND THE COMPANY'S RESTATED CERTIFICATE OF INCORPORATION TO CHANGE THE NAME OF THE CORPORATION TO ACACIA AUTOMOTIVE, INC.

       FOR                           AGAINST                  ABSTAIN

       5,582,432                     3,000                    30,200

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

         There has been sporadic trading in our stock for the last two fiscal years in the pink sheets. We are presently traded in the pink sheets under the symbol ACCA. The following table sets forth information as reported by the National Association of Securities Dealers Composite Feed or Other Qualified Interdealer Quotation Medium for the high and low bid and ask prices for each of the eight quarters ending December 31, 2006, and does not give effect to the one for eight reverse stock split.

                                       Closing Bid                                          Closing Ask
                                  High              Low                               High               Low
Quarters ending in 2005
      March 31                    $0.011           $0.005                             $0.015            $0.01
      June 30                      0.005            0.005                              0.015             0.01
      September 30                 0.005            0.005                              0.015             0.015
      December 31                  0.005            0.005                              0.015             0.01
Quarters ending in 2006
      March 31                     0.005            0.005                              0.01              0.01
      June 30                      0.005            0.005                              0.01              0.01
      September 30                 0.02             0.005                              0.05              0.01
      December 31                  0.02             0.015                              0.05              0.03


         As of March 26, 2007, the Company had approximately 75 stockholders of record.

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

         At its meeting of directors on February 1, 2007, the Company's board of directors approved its 2007 Stock Option Plan which is planned to be submitted to the Company's stockholders during the 2007 fiscal year and reserved 1,000,000 shares to be issued thereunder. At that meeting, the directors granted restricted stock to two individuals and options to two individuals, summarized as follows:

                      SUMMARY OF EQUITY COMPENSATION PLANS

                                                                   Number of        Weighted
                                                               Securities to be      Average          Number of
                                                                  Issued Upon    Exercise Price      Securities
                                                                 Exercise of           of             Remaining
                                                                  Outstanding      Outstanding      Available for
                                                                 Options and       Options and         Future
                                Plan Description                   Warrants         Warrants          Issuance
                  ------------------------------------------  -------------------  --------------  ----------------
                   Warrants not approved by stockholders             250,000           $0.01               -
                   Grants Under Compensation Plans Not
                   Approved by shareholders                          525,000           $0.01            475,000
                   Totals                                            775,000           $0.01            475,000


         On February 21, 2007 the Company's Board of Directors adopted the 2007 Stock Incentive Plan for the grant to employees, officers, directors and consultants to the Company, parent or subsidiary of the Company of up to 1,000,000 shares of the Company's Common Stock, subject to adjustment in the event of any subdivision, combination or reclassification of shares. Beginning with calendar year 2007, the number of shares authorized under the plan shall automatically increase by an amount equal to 4% of the total number of shares of Common Stock outstanding on the last trading day of December of the immediately preceding calendar year. However, in no event shall any such annual increase exceed 400,000 shares.

         There are five programs under the 2007 Stock Incentive Plan under which
(i) eligible persons may be granted options to purchase Common Stock for incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and employees and others may be granted non-qualified options; (ii) eligible employees may have a portion of their base salary invested in special option grants; (iii) eligible persons may be issued shares of Common Stock directly, either through immediate purchase of shares or as a bonus; (iv) non-employee directors shall receive option grants upon adoption of the plan or upon becoming a director and at designated intervals over the period of continued board service; and (v) non-employee board members may have their annual retainer fee otherwise payable in cash applied to a special option grant.

         The Discretionary Option Grant Program provides for the grant of incentive stock options to employees within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. Employees, non employee members of the Board of Directors, Consultants and other independent advisors who provide services to the Company may also participate in the Discretionary Option Grant Program although such grants would not be incentive stock options. The exercise price of any option will not be less than the fair market value of the shares at the time the option is granted. The options granted are exercisable at the times or upon the events determined by the Plan Administrator set forth in the grant, but no option is exercisable more than ten years from the date of the grant. The options are non-transferable except by will or by laws of descent and distribution. Upon merger or consolidation of the Company or the sale, transfer or other disposition of all or substantially all of the Company's assets in complete liquidation or distribution of the Company, options granted under the Discretionary Option Grant Program become fully exercisable.

         The Salary Investment Options Grant Program provides for the grant of an option to certain executives in which the executive agrees to reduce his or her salary by an amount not less than $10,000 nor more than $50,000. The option is for a number of shares determined by dividing 150% of the amount of the reduced salary by the fair market value per share of Common Stock on the date of the option grant. The exercise price is one-third of the fair market value per share of Common Stock on the date of the grant. The options are non-transferable except by will or by laws of descent and distribution. Upon merger or consolidation of the Company or the sale, transfer or other disposition of all or substantially all of the Company's assets in complete liquidation or distribution of the Company, options granted under the Salary Investment Options Grant Program become fully exercisable.

         Pursuant to the Stock Issuance Program, the Plan Administrator may grant the issuance of stock directly to certain executives of the Company, non-employee members of the Board of Directors and consultants and other independent advisors that provide services to the Company. The Plan Administrator has the discretion to determine whether grants may vest in one or more installments or upon attainment of specific performance objectives except to the extent that the Company assigns to a successor corporation or is otherwise imposed. Upon merger or consolidation of the Company or the sale, transfer or other disposition of all or substantially all of the Company's assets in complete liquidation or distribution of the Company, options granted under the Stock Issuance Program become fully exercisable.

         The Automatic Option Grant Program provides that each non-employee director on February 1, 2007, or upon a director's initial appointment as a director subsequent to February 1, 2007, shall receive an option for 10,000 shares at a price equal to the fair market value on February 1, 2007, deemed by the board of directors to be equal to $0.01 per share on that date, or, if appointed subsequent to February 1, 2007, the date of the director's initial appointment to serve as a director. The term of such option is ten years, provided, however that an option holder must exercise any option within 12 months upon ceasing to be a director. Although all of the shares may be purchased upon the date of the grant, the Company may repurchase such shares. However, the Company's right to repurchase the shares ceases with respect to 1,666 shares every six months following the date of the original grant of the option. Furthermore, provided one has been a director for two months prior to the Annual Meeting of Shareholders, a non-employee director automatically receives an option for 15,000 shares of stock with an exercise price equal to the closing price of the Company's Common Stock on the date of the annual Meeting of Shareholders. Such shares automatically vest subject to the Company's right to repurchase the shares. This right of repurchase ceases six months after the annual Meeting of Stockholders with respect to 7,500 shares and ceases twelve months after the Annual Meeting of Stockholders with respect to all of such 15,000 shares. Upon merger or consolidation of the Company or the sale, transfer or other disposition of all or substantially all of the Company's assets in complete liquidation or distribution of the Company, options granted under the Automatic Option Grant Program become fully exercisable and any right of the Company or successor to repurchase ceases.

         The Director Fee Option Grant Program is similar to the Salary Investment Option Grant Program in that non-employee directors may elect to have all or a portion of the annual retainer fee that is otherwise payable in cash. The option is for a number of shares determined by dividing 150% of the amount of the reduced fee by fair market value per share of Common Stock on the date of the option grant. The exercise price shall be one-third of the fair market value per share of Common Stock on the date of the grant. Upon merger or consolidation of the Company or the sale, transfer or other disposition of all or substantially all of the Company's assets in complete liquidation or distribution of the Company, options granted under the Discretionary Option Grant Program become fully exercisable.

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

         For the fiscal year ended December 31, 2006, the Company incurred a loss of $944,489 of which $497,794 was the cost expensed for warrants granted by the Company to a third party and $215,570 reflects accrued salaries for two officers of the Company. The Company incurred another $197,341 General and Administrative Expenses of which Mr. Sample personally paid $138,862, for which he was issued, in 2007, stock.

         The implementation of Mr. Sample's plan required the reorganizing of the Company's capital structure, and a plan was approved by the Company's stockholders on February 1, 2007. Simultaneously, it required the raising of additional capital, a process which is anticipated to be completed in the first six months of 2007. With the additional capital, the Company will attempt to acquire automobile auctions. The plan for an acquired auction or auctions will depend upon the auction or auctions acquired. The Company did not hold any discussions with any potential auction to be acquired until the Company completed the reorganizing of its capital structure. See Item 1. - Description of Business.

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None

ITEM 8A. CONTROLS AND PROCEDURES.

Annual Evaluation of Our Disclosure Controls and Internal Controls

         Within the 90 days prior to the date of this Annual Report on Form 10-KSB, management evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures and the internal controls and procedures for financial reporting. This controls evaluation was done under the supervision and with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), both offices being performed by Steven L. Sample. Following are the conclusions of Mr. Sample, acting as the Company's CEO and the CFO, with respect to the effectiveness of our disclosure controls and internal controls as of March 15, 2007.

CEO and CFO Certifications

         Appearing immediately following the Signatures section of this Annual Report on Form 10-KSB there are certifications of the CEO and the CFO. The certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report is the information concerning the controls evaluation referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.
                                       6

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

                                    PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance With section 16(a) of the Exchange Act.

Executive Officers and Directors

     The directors and executive officers of the Company, and their respective ages, as of November 15, 2006, and positions held with the Company, are as follows:

   Name                   Age           Position

Steven L. Sample          59            Director, Chairman of the Board, and
                                                Chief Executive Officer

Tony Moorby               58            Director, President and
                                                Chief Operating Officer

Patricia Ann Arnold       50            Secretary

Danny Gibbs               49            Director

James C. Hunter, MD       49            Director

V. Weldon Hewitt          68            Director

         Mr. Sample became a director and officer of the Company in August 2006 when he was named as a Director and Chief Executive Officer. From January 2004 through December 2005, he served as Executive Director of Sales for ADESA Corporation, a firm that operates automobile auctions throughout the United States and Canada. From January 2002 through December 2003, he was the General Sales Manager of ADESA's Ocala Florida Auto Auction. From September 1990 through December 2001, he was employed by Mid-America Auto Auction, an ADT Automotive Auction acquired by Manheim Auctions in 2000, with Mr. Sample eventually serving as General Sales Manager.

         Mr. Moorby joined the Company in October 2006 when he was named as a director and as President and Chief Operating Officer. Beginning in February 2006 he was a Principal of Tony Moorby & Associates, an automotive consultant firm and in June 2006 became a member of Board of Trustees, National Independent Automobile Dealers' Association (NIADA). From February 2002 through February 2006, he was Managing Partner of Flying Lion Dealer Services, a dealer services business, and from October 2000 through October 2002 he was Executive Vice President of ADESA Corp where he was responsible for corporate development. From January 1997 through October 2000 he was President and Chief Executive Officer of ADT Automotive Auction, an automobile auction company with 28 outlets which was sold to Manheim Auctions in October 2000. Prior to 1997 and commencing in 1982, Mr. Moorby was employed by ADT Automotive Auction for the majority of the time.

         Patricia Ann Arnold was named Secretary of the Company on February 1, 2007. Ms. Arnold has served as a Labor Employment Paralegal with the law firm of Baker, Donelson, Bearman & Caldwell since June 2002 and as a Litigation Paralegal with the law firm of Stewart Estes and Donel from 1997 to 2002, both in Nashville, Tennessee. Prior to that Ms. Arnold was employed in similar positions with law firms in Nashville, Tennessee, and Louisville, Kentucky, since 1984.

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

         Dr. Hunter was appointed to the board of directors on February 1, 2007. In 2005 he was named Chief Medical Officer, Cape Fear Valley Health System in Fayetteville, North Carolina where he is responsible for physician credentialing and relations with oversight for all quality efforts. From 1998 to 2005 he was Senior Vice President of Medical Affairs and Chief Quality Officer of Munroe Regional Health System in Ocala, Florida where he had similar responsibilities. During that time, Dr. Hunter earned his MBA degree. From 1995 to 1998 he served as Director of Inpatient Clinical Affairs, Inpatient Internal Medicine, and Emergency Medicine for two healthcare organizations in Myrtle Beach, South Carolina. Prior to 1995 Dr. Hunter was an Emergency Physician.

         Mr. Hewitt was appointed to the board of directors on February 1, 2007. Since 1985 he has been the owner and Chief Executive Officer of Hewitt Marketing, Inc., which provides original equipment manufacture radios and other media devices and electronics, mobile cellular telephones, power-actuated equipment and accessories to many major vehicle manufacturers. Prior to 1985,

Mr. Hewitt founded and served as Chief Executive officer of an original equipment manufacturer that attained as high as $20,000,000 in annual revenues providing audio systems for luxury cars.

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

Item 10 Executive Compensation.

         For the fiscal years ended December 31, 2003, 2004 and 2005, the Company did not pay any of its executive officers. Mr. Sample anticipates that he will be paid an annual salary of $150,000 following completion of the Company's funding. Mr. Moorby's compensation is anticipated to be an annual salary of $201,000. On February 1, 2007, the Company's board of directors determined to make the salaries retroactive to January 1 and October 1, 2006, respectively, and the Company accrued $215,700 for salaries for fiscal year 2006 although the salaries have not been paid.

Director Compensation

         Directors of the Company presently serve without compensation except under the plan adopted on February 1, 2007 for which each non-employee director of the Company was granted an option to acquire an initial 10,000 shares of Common Stock for $0.01 per share and 15,000 additional options upon election to a full term.

Benefit Plans

         As part of the reorganization proceeding in bankruptcy, all stock option plans and warrants were cancelled. At the board of directors meeting held on February 1, 2007, the Company adopted a new stock incentive plan. With respect to awards made thereunder, including a grant of 500,000 shares of restricted stock to Mr. Moorby, see Item 5 and Note 4 to the Notes to Financial Statements herein. In addition, the Company granted Ms. Arnold an option to acquire 10,000 shares of Common Stock under the plan at the same meeting. These awards constituted in excess of 99% of the awards made to date under the plan.

Section 16(a) Beneficial Ownership Reporting Compliance.

         The Company anticipates the filing of Section 16 Reports for its new officers and directors in April 2007.

Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth as of March 23, 2007, the ownership of Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock, (ii) the Selling Stockholder, (iii) each director of the Company, and (iv) all directors and officers as a group. Except as otherwise indicated, each stockholder identified in the table possesses sole voting and investment power with respect to its or his shares.

                                               Shares Owned
Name and Address of                          No. of
Beneficial Owner                             Shares             Percent

Steven L. Sample (1)                        8,617,500            82.6%
Danny Gibbs (2)                                62,500             0.6%
Tony Moorby                                   500,000             4.8%
Patricia Ann Arnold (2)                             -             -
James C. Hunter (2)                                 -             -
V. Weldon Hewitt (2)                                -             -

All directors and officers                  9,180,000            88.0%
as a group (six persons)

------------------------------------

(1) Excludes 500,000 shares of preferred stock, each share of which is convertible into one share of common stock.

(2) Excludes options to acquire 10,000 shares of Common Stock each of which of Ms. Arnold and Messrs Gibbs, Hunter and Hewitt may acquire for $0.01 per share.

         Unless otherwise indicated, the address for each of the above named individuals is 1515 East Silver Springs Blvd. - Suite 118.4, Ocala, FL 34470.

Change of Control

         On August 15, 2006, Steven L. Sample acquired for $50,000, 4,000,000 shares, or 46.7%, of the 8,561,000 issued and outstanding shares of Common Stock of the registrant from TAM and its associates. In addition Mr. Sample paid expenses totaling $138,862, such expenses including the costs associated with completing the bankruptcy proceedings and costs such as arranging for the Company's SEC filings to be brought current, after which the registrant agreed to effect a one for eight reverse stock split, to issue to Mr. Sample an additional 8,117,500 shares of Common Stock and 500,000 shares of preferred stock. For the assistance of a principal of the entity owning Thacker Asset Management, LLC, Baker #1, Ltd., the registrant agreed to issue to that principal 25,000 shares of preferred stock and 450,000 shares of Common Stock.

         To fulfill its obligations under this agreement, the registrant's board of directors recommended that its stockholders amend its corporate charter to effect a one for eight reverse stock split, to increase the number of authorized shares of Common Stock to 150,000,000 and to create and establish a series of preferred stock. The distinguishing feature of the preferred stock is that each share has 50 votes, but if Mr. Sample or the other recipient transfers the shares to any other entity other than for estate planning purposes, the shares automatically convert on a share for share basis to Common Stock and, in any event, automatically convert to Common Stock upon the death of either recipient. For a period of nine years Mr. Sample will hold the right to vote all such preferred shares currently issued.

Item 12 Certain Relationships and Related Transactions

         With respect to certain transactions regarding the restructuring of the Company's corporate charter and transactions with Mr. Sample, see Item 11. - Change of Control.

         The board of directors has named Gwendolyn Sample as the Company's assistant secretary and granted her an option to acquire 5,000 shares of Common Stock for $0.01 per share. Ms. Sample is the spouse of Steven L. Sample. In addition, the board of directors paid L. Palmer Sample 10,000 shares of Common Stock for work performed on the company's e-mail system and web site and hosting thereof. L. Palmer Sample is the son of Steven L. Sample.

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

*        Previously filed

Item 14. Principle Accountant Fees and Services

The following is a summary of the aggregate fees billed to us for fiscal 2006 by Killman, Murrell & Company, P.C.:

AUDIT FEES

         Fees for audit services totaled approximately $21,774 in 2006, including fees for professional services for the audit of our annual financial statements and for the reviews of the financial statements included in each of our quarterly reports on Form 10-QSB.

                             ACACIA AUTOMOTIVE, INC.

                       (FORMERLY GIBBS CONSTRUCTION, INC.)



                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page

  Report of Independent Registered Public Auditing Firm..................... F-2

  Balance Sheets, December 31, 2006 and 2005.................................F-3

  Statements of Operation for the Years Ended December 31, 2006 and 2005.....F-4

  Statements of Stockholders' Deficit for the Years Ended
       December 31, 2006 and 2005............................................F-5

  Statements of Cash Flows for the Years Ended December 31, 2006 and 2005....F-6

  Notes to Financial Statements..............................................F-7




















   The accompanying notes are an integral part of these financial statements.

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
Fax (432) 363-0376                 Fax (432) 684-6722                               Fax (281) 359-7112



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Acacia Automotive, Inc.
(formerly Gibbs Construction, Inc.)
Ocala, Florida


We have audited the accompanying balance sheets of Acacia Automotive, Inc. as of December 31, 2006 and 2005 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acacia Automotive, Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company suffered a loss from operations for the year ended December 31, 2006 and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Killman, Murrell & Company, P.C.
KILLMAN, MURRELL & COMPANY, P.C.
March 26, 2007
Odessa, Texas

   The accompanying notes are an integral part of these financial statements.

                             ACACIA AUTOMOTIVE, INC.


                       (FORMERLY GIBBS CONSTRUCTION, INC.)


                                 BALANCE SHEETS

                                                                                           December 31,
                                                                                 -----------------------
                                                                                      2006                   2005
                                                                                  --------------        -------------

                                    ASSETS
   Current Assets
      Cash                                                                       $          1,432       $           -
      Prepaid Expense                                                                         469                   -
                                                                                 ----------------       -------------

              Total Current Assets                                                          1,901                   -
                                                                                 ----------------       -------------

   Equipment and Vehicle                                                                   31,074                   -
      Less Accumulated Depreciation                                                        (2,869)                  -
                                                                                 -----------------      -------------
              Equipment and Vehicle, net                                                   28,205                   -
                                                                                 ----------------       -------------

              Total Assets                                                       $         30,106       $           -
                                                                                 ================       =============

             LIABILITIES AND STOCKHOLDERS' DEFICIT

   Current Liabilities
       Accounts Payable                                                          $         54,363       $           -
Accrued Liabilities                                                                       239,395                   -
Due to Stockholder                                                                         10,765                   -
                                                                                 ----------------       -------------

              Total Liabilities                                                           304,523                   -
                                                                                 ----------------       -------------

   Stockholders' Deficit
       Preferred Stock, no par value, 6%
       Non-cumulative dividend, 1,000,000
        shares authorized; none issued and outstanding                                          -                   -

       Series A Preferred Stock, $0.001 par value; 525,000
        shares authorized, issued and outstanding                                             525                   -

       Preferred Stock, $0.001 par value 1,475,000
        shares authorized; none issued and outstanding                                          -                   -

       Common Stock, $0.001 par value, 150,000,000
        shares authorized; 9,935,023 and 1,107,522
        shares issued and outstanding, respectively                                         9,935               1,107

       Paid-In-Capital                                                                  5,703,930           5,042,727

       Retained Deficit                                                                (5,988,807)         (5,043,834)
                                                                                  ----------------      --------------

              Total Stockholders' Deficit                                                (274,417)                  -
                                                                                   ---------------      -------------

              Total Liabilities and Stockholders' Deficit                        $         30,106       $           -
                                                                                   ==============       =============


                 The accompanying notes are an integral part of
                          these financial statements.

                             ACACIA AUTOMOTIVE, INC.


                       (FORMERLY GIBBS CONSTRUCTION, INC.)


                            STATEMENTS OF OPERATIONS


                                                                                               Years Ended
                                                                                              December 31,
                                                                                     ------------------------------------
                                                                                           2006               2005
                                                                                     ----------------     ---------------

OPERATING EXPENSES
  Non-Employee Services
     Paid in Common Stock                                                            $         31,400     $             -
  Employee Costs                                                                              215,570                   -
  General And
     Administrative Expenses                                                                  197,340                   -
  Depreciation                                                                                  2,869
  Interest Expense                                                                            497,794                   -
                                                                                     ----------------     ---------------

Operating Loss                                                                               (944,973)                  -

Income Tax Expense                                                                                  -                   -
                                                                                     ----------------     ---------------

NET LOSS                                                                             $       (944,973)    $             -
                                                                                     =================    ===============

BASIC AND FULLY DILUTED
   LOSS PER SHARE

   Loss Per Share                                                                    $         (0.21)     $        (0.00)
                                                                                     ================     ===============

   Weighted Average Number
     Of Common Share
     Outstanding                                                                            4,423,000           1,107,522
                                                                                     ================     ===============















                 The accompanying notes are an integral part of
                          these financial statements.
                                       F-4

                             ACACIA AUTOMOTIVE, INC.



                       (FORMERLY GIBBS CONSTRUCTION, INC.)


                       STATEMENT OF STOCKHOLDERS' DEFICIT


                     YEARS ENDED DECEMBER 31, 2006 AND 2005



                                       Preferred Stock,   Preferred Stock,

                                        No Par Value     $0.001 Par Value      Common Stock
                                   --------------------- ---------------- --------------------
                                                                                                 Paid-in    Retained
                                     Shares     Amount   Shares   Amount   Shares    Par Value   Capital    Deficit        Total
                                   ---------  ---------- ------- -------  ---------- ---------   ---------- -------     -----------


Balance December 31, 2005           1,000,000 $ 200,000        - $     -   8,561,000 $ 85,610    $4,758,224 $(5,043,834) $        -
2006 Restructuring transactions
  Abandonment of Common
  Shares held by Creditor Trust             -         -        -       -    (501,000)  (5,010)        5,010           -           -
  Change in Par Value                       -         -        -       -           -  (72,540)       72,540           -           -
  Reverse Stock Split                       -         -        -       -  (7,052,477)  (7,053)        7,053           -           -
  Preferred Stock Exchange         (1,000,000) (200,000)                     100,000      100       199,900           -           -
                                   ---------- ---------  ------- -------  ---------- --------    ---------- -----------  -----------

Restated Balance -
  December 31, 2005                         - $       -        - $     -   1,107,523 $  1,107    $5,042,727 $(5,043,834) $        -

  August 15, 2006,
    Stock Issued for
       Services                             -         -   25,000      25     450,000      450        10,925           -      11,400
    Stock Issued For Payment of
       Of Expenses and Equipment            -         -  500,000     500   8,117,500    8,118       130,244           -     138,862

  December 31, 2006,
    Fair Value of Stock Purchase
       Warrants Issued for Interest         -         -        -       -           -        -       497,794           -     497,794
    Exercise of Stock Purchase
       Warrants                             -         -        -       -     250,000      250         2,250           -       2,500
    Stock Issued for Services               -         -        -       -      10,000       10        19,990           -      20,000

  Net Loss                                  -         -        -       -           -        -             -    (944,973)   (944,973)
                                   ---------- ---------  ------- -------    -------- --------    ---------  -----------  -----------

Balance, December 31,
  2006                                      - $       -  525,000 $   525   9,935,023 $  9,935    $5,703,930 $(5,988,807) $ (274,417)
                                   ========== =========  ======= =======   ========= ========    ========== ===========  ===========




                 The accompanying notes are an integral part of
                           these financial statements.

                             ACACIA AUTOMOTIVE, INC.


                       (FORMERLY GIBBS CONSTRUCTION, INC.)


                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                                                                    Years Ended
                                                                                    December 31,
                                                                       ---------------------------------------

                                                                             2006                     2005
                                                                       ----------------          -------------
Cash Flow From Operating Activities
   Net Loss                                                            $      (944,973)          $           -
   Adjustment to reconcile net loss to net cash
      used in operating activities
        Common stock issued for services                                        31,400                       -
        Stock Purchase warrant issued for interest                             497,794                       -
        Depreciation                                                             2,869                       -
   Changes in Operating Assets and Liabilities
        Accounts Payable                                                        54,362                       -
        Accrued Liabilities                                                    215,570                       -
        Due to Stockholder                                                     144,410                       -
                                                                       ---------------           -------------

             Net Cash Flow Provided by Operating Activities                      1,432                       -
                                                                       ---------------           -------------

Cash Flow Provided by Investing Activities                                           -                       -
                                                                       ---------------           -------------

Cash Flow Provided by Financing Activities                                           -                       -
                                                                       ---------------           -------------

Change in Cash                                                                   1,432                       -
-       -
Cash at Beginning of Year                                                            -                       -
                                                                       ---------------           -------------

Cash at End of Year                                                    $         1,432           $           -
                                                                       ===============           =============

Supplemental Cash Flow Disclosures
   Cash paid during year for:
        Interest                                                       $             -           $           -
                                                                       ===============           =============

        Income Taxes                                                   $             -           $           -
                                                                       ===============           =============

Non-Cash Investing and Financing
   Activities:
        Vehicle                                                        $       (23,825)          $           -
        Accrued Liabilities                                                     23,825                       -
        Equipment                                                               (7,248)                      -
        Prepaid Expense                                                           (469)                      -
        Common Stock                                                               250                       -
        Paid-In-Capital                                                          2,250                       -
        Due to Stockholder                                                       5,217                       -
        Due to Stockholder                                                    (138,862)                      -
        Preferred Stock                                                            500                       -
        Common Stock                                                             8,118                       -
        Paid-In-Capital                                                        130,244                       -
                                                                       ---------------           -------------

                                                                       $             -           $           -
                                                                       ===============            ============






                 The accompanying notes are an integral part of
                           these financial statements.

                             ACACIA AUTOMOTIVE, INC.

                       (FORMERLY GIBBS CONSTRUCTION, INC.)

                          NOTES TO FIANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005


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

     o Authorized the issuance of common stock and Series A Preferred Stock for services rendered and payments of organization expenses on behalf of the Company:

          a.) 8,567,500 shares of common stock.
          b.) 525,000 shares of Series A Preferred Stock.
          c.) Aggregated issuance fair value was $150,262.

Certain of the actions approved by the Board of Directors on July 25, 2006, require the approval of the shareholders of the Company; however, since the Company's management has sufficient common stock ownership to assure approval of the actions taken, the various authorized stock transactions have been reflected in the accompanying financial statements for the year ended December 31, 2005.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for annual financial information and with the instructions to Form 10-KSB and
Article 3 and 3-A of Regulation S.X.

Use of Estimates

Preparing the Company's financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all short-term investments purchased with a maturity of three months or less to be cash equivalents.

Equipment And Vehicle

Equipment and vehicle are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are changed to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally three to five years. Depreciation expense for the year ended December 31, 2006 was $2,869.

Concentration of Credit Risk and Fair Value of Financial Instruments

The Company maintains cash balances at financial institutions which at times, exceed federally insured amounts. The Company has not experienced any material losses in such accounts.

The carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments.

Income Taxes

The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company's financial statements or tax returns. The Company currently has substantial net operating loss carryforwards. The Company has recorded a valuation allowance equal to the net deferred tax assets due to the uncertainty of the ultimate realization of the deferred tax assets.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the year ended December 31, 2006, amounted to $4,668.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Stock Based Compensation

As of January 1, 2006, the Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation", as amended by SFAS 14B, "Accounting for Stock-Based Compensation-Transaction and Disclosure", which established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation. During the year ended December 31, 2006, the Company issued no stock awards to employees.

Common Stock Purchase Warrants

The Company has issued common stock purchase warrants as payments to individuals for providing services or financial resources to the Company. The Company's management selected the Black-Scholes valuation method to calculate the fair value of the common stock purchase warrants. On February 1, 2007, the Company issued stock purchase warrants to purchase 250,000 shares of the Company's common stock for $0.01, with a life of five (5) years. The aggregate value of these stock purchase warrants was $497,794 which was recognized as interest expense at December 31, 2006. The Black-Scholes model assumptions were:

                         Estimate fair value        $     1.99
                         Expected life (years)            2.5
                         Risk free interest rate          5.0%
                         Volatility                      25.22%
                         Dividend yield                     -

Recent Accounting Pronouncements

Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans"-an amendment of FASB Statements No. 87, 88, 016, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.

Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements.

Statement No. 156, "Accounting for Servicing of Financial Assets"-an amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statement No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

In the opinion of management, these Statements will have no material effect on the financial statements of the Company.

NOTE 3: RELATED PARTY TRANSACTIONS

The Company's Chief Executive Officer ("CEO") and majority stockholder have provided all monies to pay substantially all operating expenses since business activities resumed in July 2006. The following summarizes the activity and balance due the stockholder:

            Description                                  Amount

            Payments made by stockholder
               Opening Expenses                          $   144,410
               Equipment                                       7,248
               Prepaid                                           469
                                                         -----------
                                                             152,127
            Less:
               Purchase of Common Stock                     (138,862)
               Stock Purchase Warrant Exercise                (2,500)
                                                         ------------

            Due to Stockholder, December 31, 2006        $    10,765
                                                         ===========

NOTE 4: INCOME TAXES

At December 31, 2006, the Company had a net operating loss carryforward of $195,230 which will expire in 2026. A valuation allowance has been provided for the deferred tax assets as it is uncertain whether the Company will have future taxable income.

A reconciliation of the benefit for income taxes with amounts determined by applying the statutory federal income tax rate (34%) to the loss before income taxes is as follows:

                                                                Amount
           Benefit for Income Taxes
                 Computed using the Statutory
                 Rate of 34%                                    $  321,291

           Non-Deductible Expense                                 (181,578)

           Change in Valuation Allowance                          (139,713)
                                                                ----------

           Provision for Income Taxes                           $        -
                                                                ==========

Significant components of the Company's deferred tax liabilities and assets were as follows at December 31, 2006:

                                                                Amount
           Deferred Tax Liabilities                             $        -
           Deferred Tax Assets:
                 Tax Operating Loss Carryforward                    66,378
                 Employee Compensation                              73,294
                 Contributions                                          41
                                                                ----------
                                                                   139,713
           Valuation Allowance                                    (139,713)
                                                                ----------
                                                                $        -
                                                                ==========


NOTE 5: STOCKHOLDERS' EQUITY

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

At December 31, 2006, 525,000 shares of Series A Preferred Stock were outstanding.

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

Retained Deficit

The Company ceased all operations in 2002 and since that time there were no operations until July 2006.

NOTE 6: GOING CONCERN

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

The Company issued 8,567,500 shares of its post reverse split $0.001 par value common stock and 525,000 shares of its Series A Preferred Stock for services rendered and expenses paid (aggregate total value $150,262).

None of the above described transactions provided the Company with operating funds.

On September 11, 2006, the Company issued a private placement memorandum for the sale of 8,000,000 shares of the Company's common stock at $2.00 per share. Without a successful raising of at least $1,000,000, the Company will not be able to commence operations.

NOTE 7: SUBSEQUENT EVENTS

On February 1, 2007, the Board of Directors held a special meeting and approved the following actions:

     o Extended the Company's private placement offering time limit to June 11, 2007.

     o    Adoption of the Company's 2007 Stock Incentive Plan ("Incentive
          Plan").

     o    Granted 15,000 options to purchase the Company's common stock by two
          (2) individuals.

     o The issuance of 10,000 shares of the Company's common stock to a individual for services rendered in 2006 (recorded fair value was $20,000).

     o    Authorized retroactive annual salaries to two employees as follows:
          1) $150,000 retroactive to January 1, 2006.
          2) $201,000 retroactive to October 1, 2002.
          3) Recorded employee cost as of December 31, 2006, including payroll taxes, of $215,570.

     o Purchase of a vehicle being used by an officer of the Company since July 2006 valued at $23,825.

     o The issuance of 500,000 shares of the Company's common stock to a officer in accordance with the Incentive Plan.

     o Issued stock purchase warrants to two (2) entities to purchase 250,000 shares of the Company's common stock as follows:
          1) Life of warrant is five years.
          2) Purchase price is $0.01 per share.

The purchase warrants were exercised immediately upon issuance. The aggregate fair value of the purchase warrants was $497,794 and was recognized as interest expense as of December 31, 2006.

On January 24, 2007, the Company deposited to its escrow account $100,000 which represents the potential sale of 50,000 shares of the Company's common stock under its private placement offering.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Acacia Automotive, Inc.
                                 --------------------------------------------

                                 By: /s/ Steven L. Sample
                                 --------------------------------------------
                                 Steven L. Sample,  Chief  Executive  Officer
                                        and  principal  financial and
                                        accounting officer

                                 Date:    April 2, 2007
                                 -----------------------------------


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                              Date


/s/ Steven L. Sample                  Director                   April 2, 2007
------------------------------------
Steven L. Sample


/s/ Tony Moorby                       Director                   April 2, 2007
------------------------------------
Tony Moorby


/s/ Danny R. Gibbs                    Director                   April 2, 2007
------------------------------------
Danny R. Gibbs


/s/ Dr. James C. Hunter               Director                   April 2, 2007
------------------------------------
Dr. James C. Hunter


/s/ V. Weldon Hewitt                  Director                   April 2, 2007
------------------------------------
V. Weldon Hewitt