Form 10QSB
period 2007-03-31
ACACIA AUTOMOTIVE INC
filed 2007-05-15
CIK 1001463

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended March 31, 2007

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number: 1-14088

                             Acacia Automotive, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Texas 75-2095676 (State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

3512 East Silver Springs Blvd. - #243, Ocala, FL                          34470
--------------------------------------------------------------------------------
 (Address of principal executive offices)                             (Zip Code)

                                 (352) 502-4333
--------------------------------------------------------------------------------
                         (Registrant's telephone number)

          1515 East Silver Springs Blvd. - Suite 118.4, Ocala, FL34470
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__No __

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (Check one):

Large accelerated filer      Accelerated filer        Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _X  No ____
     --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2007: 10,435,023.

                                       F-3
                         PART I - FINANCIAL INFORMATION

                             ACACIA AUTOMOTIVE, INC.

                       (FORMERLY GIBBS CONSTRUCTION, INC.)

                                 BALANCE SHEETS

                                                                                    March 31,           December 31,
                                                                                     2007                   2006
                                                                                 ----------------       ---------------
                                                                                   (Unaudited)            (Audited)
                              ASSETS
   Current Assets
      Cash                                                                       $          1,533      $          1,432
      Escrow Cash                                                                         100,000                     -
      Prepaid Expense                                                                         469                   469
                                                                                  ---------------       ---------------

              Total Current Assets                                                        102,002                 1,901
                                                                                  ---------------       ---------------

   Equipment and Vehicle                                                                   31,496                31,074
      Less Accumulated Depreciation                                                        (4,691)               (2,869)
                                                                                 ----------------      ----------------
              Equipment and Vehicle, net                                                   26,805                28,205
                                                                                 ----------------       ---------------

              Total Assets                                                       $        128,807       $        30,106
                                                                                 ================       ===============

 LIABILITIES AND STOCKHOLDERS' DEFICIT

   Current Liabilities
       Accounts Payable                                                          $         83,205       $        54,363
Accrued Liabilities                                                                       327,145               239,395
Due to Stockholder                                                                         31,573                10,765
       Stock Subscriptions payable                                                        100,000                     -
                                                                                 ----------------       ---------------

              Total Liabilities                                                           541,923               304,523
                                                                                 ----------------       ---------------

   Stockholders' Deficit
       Series A Preferred Stock, $0.001 par value; 525,000
        shares authorized, issued and outstanding                                             525                   525

       Preferred Stock, $0.001 par value 1,475,000
        shares authorized; none issued and outstanding                                          -                     -

       Common Stock, $0.001 par value, 150,000,000
        shares authorized; 10,435,023 and 9,935,023
        shares issued and outstanding, respectively                                        10,435                 9,935

       Paid-In-Capital                                                                  6,733,655             5,703,930

       Retained Deficit                                                                (7,157,731)           (5,988,807)
                                                                                  ----------------      ----------------

              Total Stockholders' Deficit                                                (413,116)             (274,417)
                                                                                   ---------------      ----------------

              Total Liabilities and Stockholders' Deficit                          $      128,807       $        30,106
                                                                                   ==============       ===============

   The accompanying notes are an integral part of these fiancial statements.
                                      F-1

                             ACACIA AUTOMOTIVE, INC.

                       (FORMERLY GIBBS CONSTRUCTION, INC.)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                     ------------------------------------
                                                                                           2007               2006
                                                                                     ----------------     ---------------

OPERATING EXPENSES
Employee Compensation                                                                $      1,115,515     $             -
General And
     Administrative Expenses                                                                   51,724                   -
  Depreciation                                                                                  1,822                   -
                                                                                     ----------------     --------------


Operating Loss                                                                             (1,169,061)                  -
   Interest Income                                                                                137                   -
                                                                                     ----------------     ---------------
Net Loss Before Income Taxes                                                               (1,168,924)                  -
Income Tax Expense                                                                                  -                   -
                                                                                     ----------------     ---------------

NET LOSS                                                                             $     (1,168,924)    $             -
                                                                                     ================     ===============

BASIC AND FULLY DILUTED
   LOSS PER SHARE

   Loss Per Share                                                                    $         (0.11)
                                                                                     ================

   Weighted Average Number
     Of Common Share
     Outstanding                                                                           10,262,801
                                                                                     ================

   The accompanying notes are an integral part of these fiancial statements.
                                      F-2

                             ACACIA AUTOMOTIVE, INC.

                       (FORMERLY GIBBS CONSTRUCTION, INC.)

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                       ---------------------------------------

                                                                             2007                     2006
                                                                       ----------------          -------------
Cash Flow From Operating Activities
   Net Loss                                                            $    (1,169,061)          $           -
   Adjustment to reconcile net loss to net cash
      used in operating activities
        Depreciation                                                             1,822                       -
   Common stock issued for services                                          1,000,000                       -
   Stock options issued for services                                            30,225                       -
   Changes in Operating Assets and Liabilities
        Accounts Payable                                                        28,842                       -
        Accrued Liabilities                                                     87,750                       -
        Due to Stockholder                                                      20,808                       -
                                                                       ---------------           -------------

             Net Cash Flow Provided by Operating Activities                        386                       -
                                                                       ---------------           -------------

Cash Flow Provided by Investing Activities
Interest Income                                                                    137                       -
Purchase of Equipment                                                             (422)                      -
                                                                       ----------------          -------------

             Net Cash Flow Provided by Investing Activities                       (285)                      -
                                                                       ---------------           -------------

Cash Flow Provided by Financing Activities
    Escrow Account                                                            (100,000)                      -
    Common Stock Subscription Payable                                          100,000                       -
                                                                       ---------------           -------------
                                                                                     -                       -
                                                                       ---------------           -------------

Change in Cash                                                                     101                       -
-       -
Cash at Beginning of Period                                                      1,432                       -
                                                                       ---------------           -------------

Cash at End of Period                                                  $         1,533           $           -
                                                                       ===============           =============

Supplemental Cash Flow Disclosures
   Cash paid during year for:
        Interest                                                       $             -           $           -
                                                                       ===============           =============

        Income Taxes                                                   $             -           $           -
                                                                       ===============           =============

Non-Cash Investing and Financing Activities
   Officer Salaries                                                    $     1,115,515           $           -
   Director Fees                                                                 2,460                       -
   Common Stock                                                                   (500)                      -
   Paid-In-Capital                                                          (1,029,725)                      -
   Accrued Liabilities                                                         (87,750)                      -
                                                                       ---------------           -------------

                                                                       $             -           $           -
                                                                       ===============            ============

   The accompanying notes are an integral part of these fiancial statements.
                                      F-3

                             ACACIA AUTOMOTIVE, INC.

                       (FORMERLY GIBBS CONSTRUCTION, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2007 AND 2006
                                       F-6

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

On July 25, 2006, the Board of Directors of the Company met and approved the following actions: o Changing the Company's name to Acacia Automotive, Inc.

o Authorizing 2,000,000 shares of $0.001 par value preferred stock and authorized the Board of Directors to:

        a.) set the number of shares constituting each series of preferred stock

        b.) establish voting rights, powers, preferences and conversion rights

o Increasing the authorized number of common shares to 150,000,000 and decreased the par value to $0.001.

o Authorizing a one-for-eight reverse stock split of the Company's common stock.

o Designating 525,000 shares of preferred stock as Series A Preferred Stock, with the following rights:

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

o Authorizing the issuance of common stock and Series A Preferred Stock for services rendered and payments of organization expenses on behalf of the Company:

a.)      8,567,500 shares of common stock.
b.)      525,000 shares of Series A Preferred Stock.
c.)      Aggregated issuance fair value was $150,262.

Certain of the actions approved by the Board of Directors on July 25, 2006, required the approval of the shareholders of the Company, which was gained in a Special Meeting of Shareholders on February 1, 2007, and are reflected in the accompanying financial statements.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has elected to prepare its financial statements in accordance with generally accepted accounting principles (United States) with December 31, as its year end. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectively.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for annual financial information and with the instructions to Form 10-Q and Article 10 of Regulation SX. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature.

NOTE 3: RELATED PARTY TRANSACTIONS

The Company's Chief Executive Officer ("CEO") and majority stockholder has provided all monies to pay substantially all operating expenses since business activities resumed in July 2006. The following summarizes the activity and balance due the stockholder:

                           Description                       Amount

                    Payments made by stockholder
                        Opening Expenses                     $   165,218
                        Equipment                                  7,248
                        Prepaid                                      469
                                                             -----------
                                                                 172,935
                    Less:
                        Purchase of Common Stock                (138,862)
                        Stock Purchase Warrant Exercise           (2,500)
                                                            ------------

                    Due to Stockholder, March 31, 2007       $    31,573
                                                             ===========

The Company granted 10,000 shares of common stock options to each of its three outside directors on February 1, 2007 upon their appointment in accordance to the Stock Incentive Plan for 2007. Additionally, upon election at each annual stockholders meeting 15,000 shares of common stock options will be granted to each eligible director. The Company also granted 10,000 shares of Common stock options to its newly-appointed Secretary and 5,000 options to its Assistant Secretary. In addition, the Company granted 500,000 shares of its Common stock to its President and COO in accordance with the Stock Incentive Plan.

NOTE 4: GOING CONCERN

On June 26, 2006, the Bankruptcy Court for the Northern District of Texas, issued its Order for Final Decree related to the Company's bankruptcy petition filed April 20, 2000. The Board of Directors convened its first post bankruptcy meeting on July 25, 2006, and assumed operating control. On August 15, 2006, the Company entered into a "Stock Purchase and Subscription Agreement" whereby the effective control of the Company was transferred to Steven L. Sample, an individual residing in the State of Florida. Mr. Sample and his assignees purchased 5,500,000 pre-split shares for an aggregate purchase price of $65,000 plus at least $20,000 to discharge any obligations of the Company and agreed to provide the capital such that the Company can arrange to have its filings with the United States Securities and Exchange Commission brought current.

The Company issued to two individuals 8,567,500 shares of its post reverse split $0.001 par value common stock and 525,000 shares of its Series A Preferred Stock for services rendered and expenses paid (aggregate total value $150,262).

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

      For each of the fiscal years ended December 31, 2003, 2004, and 2005, and for the quarter ended March 31, 2006, the Company had no operations, income, expenses, assets or liabilities or other activity. With the funding by Mr. Sample of the costs of completing the Company's bankruptcy proceeding, which was completed in June 2006, Mr. Sample commenced a plan to revive the Company by acquiring automobile auctions. This plan required the funding by Mr. Sample of certain Company debts which, although discharged in the bankruptcy proceeding, required payment to commence operating as a public entity. Further, the revival of the Company as a public entity required substantial expenditures for legal and accounting fees, among other costs, in the final three quarters of 2006 and the quarter ended March 31, 2007.

      The implementation of Mr. Sample's plan required the reorganizing of the Company's capital structure, a plan completed in February 2007. Simultaneously, the plan required the raising of additional capital, a process which is anticipated to be completed in the second quarter of 2007. With the additional capital, the Company will attempt to acquire automobile auctions.

      The plan for an acquired auction or auctions will depend upon the auction or auctions acquired.

      Without a successful raising of additional capital of at least $1,000,000, the Company will not be able to commence operations.

Restructuring.

         The Company's plan of restructuring, which was effected in February 2007, amended the corporate charter to effect a one for eight reverse stock split, to increase the number of authorized shares of Common Stock to 150,000,000 and agreed to create and establish a series of preferred stock. Following, the adoption of the amendments, the company issued to Mr. Sample and one other individual 8,567,500 shares of Common Stock and 525,000 shares of preferred stock. See Note 1 to the Notes to Financial Statements herein. The distinguishing feature of the preferred stock is that each share has 50 votes, but if Mr. Sample or the other recipient transfers the shares to any other entity other than for estate planning purposes, the shares automatically convert on a share for share basis to Common Stock and, in any event, automatically convert to Common Stock upon the death of either recipient. Mr. Sample will hold the right to vote all such shares to be issued for a period of nine years.

         On February 1, 2007, the Company's shareholders approved these actions, including changing the Company's name to Acacia Automotive, Inc. and the amendment to the Company's charter was effective February 20, 2007.

Loss for quarter ended March 31, 2007

         The Company incurred a loss of 1,169,061 for the quarter ended March 31, 2007. Of this amount $51,724 was for legal and accounting fees incurred during the quarter. The Corporation also incurred $1,115,515 of expense for employee compensation during the quarter. Of this amount $1,000,000 was incurred as expense for the grant of restricted stock granted to an officer of the Corporation. In addition $87,750 was accrued in the quarter for executive officers' salaries. The remainder was a result of stock options granted to other officers.

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

                                    PART - II
Item 1. Legal Proceedings.

      On June 26, 2006, after being on the docket for six years, the United States Bankruptcy Court for the Northern District of Texas, Dallas Division closed the registrant's case following an application for Final Decree. Item 2. Unregistered Sales of Equity Securities and use of Proceeds.

      On February 1, 2007, the Corporation's shareholders approved amendments to the Articles of incorporation pursuant to a restructuring plan proposed to the shareholders. This plan included increasing the number of authorized shares of Common Stock and authorized the board of directors to establish the relative rights, powers, and privileges of a series of preferred stock. Upon the effecting of these amendments, the Corporation issued to two individuals a total of 8,657,500 shares of Common Stock and 525,000 shares of Preferred Stock for services rendered to the Corporation and expenses, totaling $138,862. The issuance of these shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereunder as transactions not involving a public offering.
      The board of directors also granted a warrant to purchase 125,000 shares of Common Stock for $0.01 per share to each of two individuals for use of an automobile provided to an officer of the Corporation and other services provided to the Corporation. These warrants were exercised. The issuance of these shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereunder as transactions not involving a public offering.

      The board of directors also adopted a stock option plan under which it granted an officer of the Corporation 500,000 restricted shares of Common Stock. The issuance of these shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereunder as transactions not involving a public offering.

      The board of directors also granted under the stock option plan options to acquire 30,000 shares and 15,000 shares of Common Stock for $0.01 per share to three directors and two officers, respectively. Also, the board of directors granted pursuant to the plan 10,000 restricted shares of Common Stock to one consultant to the Corporation. The issuance of these options was exempt from registration under the Securities Act pursuant to Section 4(2) thereunder as transactions not involving a public offering.
Item 6. Exhibits and Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned.

Acacia Automotive, Inc.


Dated: May 15, 2007          /s/ Steven L. Sample
                             --------------------
                             Steven L. Sample, Chief Executive Officer and
                             Principal Financial Officer