Form 10QSB
period 2007-06-30
ACACIA AUTOMOTIVE INC
filed 2007-08-02
CIK 1001463

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number: 1-14088

                             Acacia Automotive, Inc.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Texas                                           75-2095676
-------------------------------------------------------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

     3512 East Silver Springs Blvd. - #243, Ocala, FL           34470
-------------------------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)

                                 (352) 502-4333
-------------------------------------------------------------------------------
                         (Registrant's telephone number)

          1515 East Silver Springs Blvd. - Suite 118.4, Ocala, FL    34470
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

Yes X  No ____
   --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2007: 11,422,523.

                         PART I - FINANCIAL INFORMATION

                             ACACIA AUTOMOTIVE, INC.

                       (FORMERLY GIBBS CONSTRUCTION, INC.)

                                 BALANCE SHEETS

                                                                                    June 30,            December 31,
                                                                                      2007                  2006
                                                                                 ----------------       -------------
                                                                                   (Unaudited)            (Audited)
                                    ASSETS
   Current Assets
      Cash                                                                       $        875,521       $         1,432
      Prepaid Expense                                                                           -                   469
                                                                                 ----------------       ---------------

              Total Current Assets                                                        875,521                 1,901
                                                                                 ----------------       ---------------

   Equipment and Vehicle                                                                   31,496                31,074
      Less Accumulated Depreciation                                                        (6,513)               (2,869)
                                                                                 ----------------       ---------------
              Equipment and Vehicle, net                                                   24,983                28,205
                                                                                 ----------------       ---------------

              Total Assets                                                       $        900,504       $        30,106
                                                                                 ================       ===============

             LIABILITIES AND STOCKHOLDERS' DEFICIT

   Current Liabilities
       Accounts Payable                                                          $         95,828       $        54,363
   Accrued Liabilities                                                                    414,894               239,395
   Due to Stockholder                                                                           -                10,765
                                                                                 ----------------       ---------------

              Total Liabilities                                                           510,722               304,523
                                                                                 ----------------       ---------------

   Stockholders' Deficit
       Series A Preferred Stock, $0.001 par value; 525,000
        shares authorized, issued and outstanding                                               -                   525

       Preferred Stock, $0.001 par value 1,475,000
        shares authorized; none issued and outstanding                                          -                     -

       Common Stock, $0.001 par value, 150,000,000
        shares authorized; 11,422,523 and 9,935,023
        shares issued and outstanding, respectively                                        11,423                 9,935

       Paid-In-Capital                                                                  8,176,692             5,703,930

       Retained Deficit                                                                (7,798,333)           (5,988,807)
                                                                                  ----------------      ----------------

              Total Stockholders' Deficit                                                (389,782)             (274,417)
                                                                                   ---------------      ----------------

              Total Liabilities and Stockholders' Deficit                        $        900,504       $        30,106
                                                                                   ==============       ===============




                 The accompanying notes are an integral part of
                          these financial statements.

                             ACACIA AUTOMOTIVE, INC.

                       (FORMERLY GIBBS CONSTRUCTION, INC.)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                     Three Months Ended                         Six Months Ended
                                                          June 30,                                  June 30,
                                            ----------------------------------       ------------------------------------
                                                 2007              2006                    2007                  2006
                                            --------------     ---------------       ----------------     ---------------

OPERATING EXPENSES
Employee Compensation                       $      106,250                   -       $      1,221,765     $             -
General And
     Administrative Expenses                        35,337                   -                 87,061                   -
  Depreciation                                       1,822                   -                  3,644                   -
Beneficial Conversion
  of Preferred Stock                               500,000                   -                500,000                   -
                                            --------------     ---------------       ----------------     ---------------

Operating Loss                                    (643,409)                  -             (1,812,470)                  -
   Interest Income                                   2,944                   -                  2,944                   -
                                            --------------     ---------------       ----------------     ---------------
Net Loss Before Income Taxes                      (640,465)                  -             (1,809,526)                  -
Income Tax Expense                                       -                   -                      -                   -
                                            --------------     ---------------       ----------------     ---------------

NET LOSS                                          (640,465)    $             -       $     (1,809,526)    $             -
                                            ==============     ===============       =================    ===============

BASIC AND FULLY DILUTED
   LOSS PER SHARE

   Loss Per Share                           $       (0.06)     $             -       $         (0.17)     $             -
                                            ==============     ===============       ===============      ===============

   Weighted Average Number
     Of Common Share
     Outstanding                                10,681,898                                 10,361,808
                                            ==============                           ================



















                 The accompanying notes are an integral part of
                           these financial statements.
                                       F-2

                             ACACIA AUTOMOTIVE, INC.

                       (FORMERLY GIBBS CONSTRUCTION, INC.)

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                                 Six Months Ended
                                                                                      June 30,
                                                                       ---------------------------------------

                                                                             2007                     2006
                                                                       ----------------          -------------
Cash Flow From Operating Activities
   Net Loss                                                            $    (1,809,526)          $           -
   Adjustment to reconcile net loss to net cash
      used in operating activities
        Depreciation                                                             3,644                       -
   Common stock issued for services                                          1,000,000                       -
   Stock options issued for services                                            48,725                       -
   Beneficial Conversion                                                       500,000                       -
   Changes in Operating Assets and Liabilities
        Accounts Payable                                                        41,465                       -
        Accrued Liabilities                                                    175,499                       -
        Due to Stockholder                                                     (10,765)
        Prepaid Expense                                                            469                       -
                                                                       ---------------           -------------

             Net Cash Flow Provided by Operating Activities                    (50,489)                      -
                                                                       ---------------           -------------

Cash Flow Provided by Investing Activities
Purchase of Equipment                                                             (422)                      -
                                                                       ----------------          -------------

             Net Cash Flow Provided by Investing Activities                       (422)                      -
                                                                       ---------------           -------------

Cash Flow Provided by Financing Activities
    Sale of Common Stock                                                       925,000                       -
                                                                       ---------------
                                                                               925,000                       -

Change in Cash                                                                 874,089                       -
-       -
Cash at Beginning of Period                                                      1,432                       -
                                                                       ---------------           -------------

Cash at End of Period                                                  $       875,521           $           -
                                                                       ===============           =============

Supplemental Cash Flow Disclosures
   Cash paid during year for:
        Interest                                                       $             -           $           -
                                                                       ===============           =============

        Income Taxes                                                   $             -           $           -
                                                                       ===============           =============

Non-Cash Investing and Financing Activities
   Officer Salaries                                                    $     1,115,515           $           -
   Director Fees                                                                20,960                       -
   Common Stock                                                                   (500)                      -
   Paid-In-Capital                                                          (1,048,225)                      -
   Accrued Liabilities                                                         (87,750)                      -
                                                                       ---------------           -------------

                                                                       $             -           $           -
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

                             June 30, 2007 AND 2006


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

Certain of the actions approved by the Board of Directors on July 25, 2006, require the approval of the shareholders of the Company, which was gained in a Special Meeting of Shareholders on February 1, 2007, and are reflected in the accompanying financial statements.

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

NOTE 3: RELATED PARTY TRANSACTIONS

The Company's Chief Executive Officer ("CEO") and majority stockholder have provided all monies to pay substantially all operating expenses since business activities resumed in July 2006. The following summarizes the activity and balance due the stockholder:

                       Description                                  Amount

              Payments made by stockholder
                 Opening Expenses                               $   165,218
                 Equipment                                            7,248
                 Prepaid                                                469
                                                                -----------
                                                                    172,935
              Less:
                 Purchase of Common Stock                          (138,862)
                 Stock Purchase Warrant Exercise                     (2,500)
                 Payment                                            (31,573)
                                                                -----------

              Due to Stockholder, June 30, 2007                 $      -0-
                                                                ============

The Company granted 10,000 shares of common stock options to each of three outside directors on February 1, 2007, and to one outside director on May 16, 2007, upon their appointment in accordance to the Stock Incentive Plan for 2007. Additionally, upon each annual stockholders meeting 15,000 shares of common stock options will be granted to each eligible director. The Company also granted 10,000 shares of Common stock options to its newly-appointed Secretary and 5,000 options to its Assistant Secretary. In addition, the Company granted 500,000 shares of its Common stock to its President/COO in accordance with the Stock Incentive Plan.

NOTE 4: EQUITY TRANSACTIONS - QUARTER ENDED JUNE 30, 2007

The Company sold 462,500 shares of common stock at $2.00 per share.

In exchange for conversion of all issued and outstanding Preferred shares of the Company, the Company issued 500,000 warrants, of which 95% were issued to Steven
L. Sample, its CEO, and 5% were issued to Harry K. Myers, Jr., an affiliate of the Company prior to the acquisition of the majority of the Company's Stock by Steven L. Sample, This warrant is exercisable immediately with an exercise price of $1.00. The difference between the exercise price and the $2.00 current selling price of the common stock was recognized as a beneficial conversion expense of $500,000 at June 30, 2007.

These same individuals were also issued the following warrants in the same proportion:

           Vesting Year                Price              Number

           2008                        $2.00              333,000
           2009                        $3.00              333,000
           2010                        $4.00              334,000
                                                        ----------

                                                        1,000,000

The vesting of these warrants is subject to the Company attaining certain performance levels.

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

General

     For each of the fiscal years ended December 31, 2003, 2004, and 2005, and for the quarter ended June 30, 2006, the Company had no operations, income, expenses, assets or liabilities or other activity. With the funding by Mr. Sample of the costs of completing the Company's bankruptcy proceeding, which was completed in June 2006, Mr. Sample commenced a plan to revive the Company by acquiring automobile auctions. This plan required the funding by Mr. Sample of certain Company debts which, although discharged in the bankruptcy proceeding, required payment to commence operating as a public entity. Further, the revival of the Company as a public entity required substantial expenditures for legal and accounting fees, among other costs, in the final three quarters of 2006 and the first two quarters of 2007.

     The implementation of Mr. Sample's plan required the reorganizing of the Company's capital structure, a plan completed in February 2007. Simultaneously, the plan required the raising of additional capital and the Company closed a private of common stock in June and July 2007, raising $1,025,000. In addition, the Company purchased its first automobile auction in July 2007 for stock.

     The Company plans to seek additional sales of Common Stock through private placements commencing in the third quarter of 2007.

Restructuring.

     The Company's plan of restructuring, which was effected in February 2007, amended the corporate charter to effect a one for eight reverse stock split, to increase the number of authorized shares of Common Stock to 150,000,000 and agreed to create and establish a series of preferred stock. Following, the adoption of the amendments, the company issued to Mr. Sample and Harry K. Myers, an affiliate of the Company prior to Mr. Sample acquiring control of the Company, 8,567,500 shares of Common Stock and 525,000 shares of preferred stock. See Note 1 to the Notes to Financial Statements herein.

     On February 1, 2007, the Company's shareholders approved these actions, including changing the Company's name to Acacia Automotive, Inc. and the amendment to the Company's charter was effective February 20, 2007.

     In the second quarter of 2007, the 525,000 shares of preferred stock was converted to Common Stock.

Loss for six months ended June 30, 2007

     The Company incurred a loss of $1,169,061 for the quarter ended March 31, 2007 and $640,645 for the quarter ended June 30, 2007. Of the $640,645 second quarter loss, $500,000 related to an expense incurred in connection with the conversion of Preferred Stock. (See Note 4 to the notes to financial statements herein.) Of the amount incurred in the first quarter, $51,724 was for legal and accounting fees compared to $35,337 incurred in the second quarter. The Corporation also incurred $1,115,515 of expense for employee compensation during the first quarter of which $1,000,000 was incurred as expense for the grant of restricted stock granted to Tony Moorby, President of the Corporation. Employee compensation was $106,250 in the second quarter of 2007.

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

Acacia Automotive, Inc.


Dated: August 1, 2007             /s/ Steven L. Sample
                                  --------------------
                                  Steven L. Sample, Chief Executive Officer and
                                  Principal Financial Officer