Form 10QSB
period 2007-09-30
ACACIA AUTOMOTIVE INC
filed 2007-11-15
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to ______________

Acacia Automotive, Inc.
(Exact name of small business issuer as specified in its charter)

Texas	1-14088	75-2095676
(State or other jurisdiction	(Commission File No.)	(IRS Employer
of incorporation)		Identification No.)

The Gardner Building – Suite 104 5214 Maryland Way, Brentwood, TN 37027
(Address of principal executive offices, including zip code)

(615) 309-0644
(Registrant's telephone number)

3512 East Silver Springs Blvd. – #243, Ocala, FL34470
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (Check one):

Large accelerated filer                                                          Accelerated filer                                           Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2007: 11,947,524.

PART I – FINANCIAL INFORMATION

ACACIA AUTOMOTIVE, INC.
(FORMERLY GIBBS CONSTRUCTION, INC.)
BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$296,982	$1,432
Accounts receivable	18,328	-
Employee receivables	294	-
Deposits and prepaid expenses	10,562	-
Prepaid Expense	–	469

Total Current Assets	326,166	1,901

PROPERTY AND EQUIPMENT, net	115,871	28,205

OTHER ASSETS
Goodwill	427,929	-
Customer list, net of amortization	356,250	-

Total Other Assets	784,179	-

Total Assets	$1,226,216	$30,106

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable	$19,404	$54,363
Accrued Liabilities	57,016	239,395
Due to Stockholder	18,810	10,765

Total Liabilities	95,230	304,523

Stockholders’ Deficit
Series A Preferred Stock, $0.001 par value; 525,000
shares authorized, issued and outstanding	–	525

Preferred Stock, $0.001 par value 1,475,000
shares authorized; none issued and outstanding	–	–

Common Stock, $0.001 par value, 150,000,000
shares authorized; 11,972,523 and 9,935,023
shares issued and outstanding, respectively	11,972	9,935

Paid-In-Capital	9,107,704	5,703,930

Retained Deficit	(7,988,690)	(5,988,807)

Total Stockholders’ Equity (Deficit)	1,130,986	(274,417)

Total Liabilities and Stockholders’ Deficit	$1,226,216	$30,106

ACACIA AUTOMOTIVE, INC.
(FORMERLY GIBBS CONSTRUCTION, INC.)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2007	2006	2007	2006

REVENUES	$188,753	$–	$188,753	$–

OPERATING EXPENSES
Employee Compensation	192,542	–	1,418,307	–
General And
Administrative Expenses	160,430	124,176	247,491	124,176
Depreciation	25,366	424	29,010	424
Beneficial Conversion
of Preferred Stock	–	–	500,000	–
Operating Loss	(189,585)	(124,600)	(2,006,055)	(124,600)
Interest Income	3,228	–	6,172	–
Net Loss Before Income Taxes	(186,357)	(124,600)	(1,999,883)	(124,600)
Income Tax Expense	–	–	–	–

NET LOSS	(186,357)	$(124,600)	$(1,999,883)	$(124,600)

BASIC AND FULLY DILUTED
LOSS PER SHARE

Loss Per Share	$(0.02)	$(0.02)	$(0.18)	$(0.04)

Weighted Average Number
Of Common Share
Outstanding	11,873,000	5,391,250	10,860,000	2,821,000

ACACIA AUTOMOTIVE, INC.
(FORMERLY GIBBS CONSTRUCTION, INC.)
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2007	2006
Cash Flow From Operating Activities
Net Loss	$(1,999,883)	$(124,600)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	24,245	424
Common stock issued for services	1,000,000	124,176
Stock options issued for services	48,725	–
Beneficial Conversion	500,000	–
Changes in Operating Assets and Liabilities
Accounts Receivable	(18,328)	–
Employee Receivables	(294)	–
Deposits and Prepaid Expense	(10,093)	–
Accounts Payable	(41,133)	–
Accrued Liabilities	(182,379)	–
Due to Stockholder	8,045	–

Net Cash Flow Provided by Operating Activities	(671,095)	–

Cash Flow Used by Investing Activities
Purchase of Property and Equipment	(58,355)	–

Cash Flow Provided by Financing Activities
Sale of Common Stock	1,025,000	–

Change in Cash	295,550	–
Cash at Beginning of Period	1,432	–

Cash at End of Period	$296,982	$–

Supplemental Cash Flow Disclosures
Cash paid during year for:
Interest	$–	$–

Income Taxes	$–	$–

Non-Cash Investing and Financing Activities
Stock subscription receivable	$–	$(48,174)
Preferred stock	525	–
Equipment	(1,025)	3,813
Common Stock	(831,062)	–
Additional paid-in-capital	(6,173)	44,361
Intangibles	34,806	–
Accounts payable	802,929	–

	$–	$–

NOTE 1 - THE COMPANY

Gibbs Construction, Inc. (“Gibbs” or the “Company”) was a full service, national commercial construction company located in Garland, Texas.  During 1999, Gibbs experienced significant losses associated with certain construction projects, which were bonded by Gibbs’ primary bonding surety.  In the fourth quarter of 1999, Gibbs’ bonding surety notified Gibbs that it would no longer provide completion and payment bonds for Gibbs’ construction projects.  Given these events, Gibbs began a series of negotiations with its bonding surety in December of 1999, which resulted in a written agreement in January of 2000, whereby the bonding surety would provide funds to finish certain projects and required Gibbs to terminate construction on other projects.  These events led to Gibbs inability to satisfy its debts in the ordinary course of business and on April 20, 2000, Gibbs filed a Petition pursuant to Chapter 11 of the United States Bankruptcy Code.

On July 28, 2000, Gibbs received permission from its Court of Jurisdiction to solicit approval of its Plan of Reorganization.  Gibbs continued to operate on a limited basis pending approval of its Plan of Reorganization.  On November 10, 2000, Gibbs completed its Plan of Reorganization pursuant to an order of the court as follows:

a)	Gibbs transferred all of its assets and liabilities to the Gibbs Construction, Inc. Creditor Trust (“Trust”).

b)	Gibbs issued 501,000 shares of its authorized but previously unissued common stock to the Trust in settlement of unsecured creditor claims.

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

NOTE 1 - THE COMPANY (continued)

On July 25, 2006, the Board of Directors of the Company met and approved the following actions:

•	Changed the Company’s name to Acacia Automotive, Inc.

•	Authorized 2,000,000 shares of $0.001 par value preferred stock and authorized the Board of Directors to:

a.)	set the number of shares constituting each series of preferred stock

b.)	establish voting rights, powers, preferences and conversion rights

•	Increased the authorized number of common shares to 150,000,000 and decreased the par value to $0.001.

•	Authorized a one-for-eight reverse stock split of the Company’s common stock.

•	Designated 525,000 shares of preferred stock as Series A Preferred Stock, with the following rights:

a.)	Dividends can be paid when declared by the Board of Directors but must be also simultaneously declared on the common stock.

b.)	Series A Preferred Stock may not be redeemed.

c.)	Each share of Series A Preferred Stock is convertible into one share of common stock at the option of the holders.

d.)	The holders of Series A Preferred Shares are certified to 50 votes on all matters to be voted on by the shareholders of the Company for each share of Series A Preferred Stock held.

•	Authorized the issuance of common stock and Series A Preferred Stock for services rendered and payments of organization expenses on behalf of the Company:

a)	8,567,500 shares of common stock
b)	525,000 shares of Series A Preferred Stock
c)	Aggregated issuance fair value was $150,262

Certain of the actions approved by the Board of Directors on July 25, 2006, require the approval of the shareholders of the Company, which was gained in a Special Meeting of Shareholders on February 1, 2007, and are reflected in the accompanying financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The Company has elected to prepare its financial statements in accordance with generally accepted accounting principles (United States) with December 31, as its year end.  The financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

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

CONSOLIDATION - The Company owns 100% of the voting stock of Acacia Augusta Vehicle Auction, Inc.  The consolidated financial statements include the accounts of the Company and Acacia Augusta Vehicle Auction, Inc.  All significant intercompany accounts and transactions are eliminated in consolidation.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer (“CEO”) and majority stockholder have provided all monies to pay substantially all operating expenses since business activities resumed in July 2006.  The following summarizes the activity and balance due the stockholder:

Description	Amount
Payments made by stockholder
Opening expenses	$165,218
Operating expenses	18,810
Equipment	7,248
Prepaid	469
191,745
Less:
Purchase of Common Stock	(138,862)
Stock Purchase Warrant Exercise	(2,500)
Payment	(31,573)

Due to Stockholder, September 30, 2007	$18,810

The Company granted 10,000 shares of common stock options to each of its three outside directors on February 1, 2007 upon their appointment in accordance to the Stock Incentive Plan for 2007.

NOTE 3 - RELATED PARTY TRANSACTIONS (continued)

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

NOTE 4 - BUSINESS COMBINATION

On July 10, 2007, Acacia Automotive, Inc. (“Buyer”) purchased certain assets and liabilities of Augusta Auto Auction, Inc. (“Seller”) in exchange for 500,000 shares of common stock and 50,000 stock warrants of the Buyer in order to expand operations in the automotive industry.  The warrants have an exercise price of $1.00 per share and expire on July 10, 2012.  Acacia Automotive, Inc., through its wholly-owned subsidiary Acacia Augusta Vehicle Auction, Inc., operates an auto auction in the Augusta, Georgia area from a leased facility located in North Augusta, South Carolina.  The purchase was accounted for under the purchase method of accounting.  The results of operations for the Acacia Augusta Vehicle Auction, Inc. business are included in these financial statements from the date of the purchase.

The following table summarizes the amounts assigned to the assets acquired and the liabilities assumed at the date of acquisition:

Property and equipment	$34,806
Customer list	375,000
Goodwill	427,929
Total assets acquired	837,735

Current liabilities	(6,173)
Total liabilities assumed	(6,173)
Net assets acquired	$831,562

 NOTE 5 – PROMISSORY NOTE (LINE OF CREDIT)

On July 31, 2007, the Company entered into a loan agreement with Wachovia Bank, NA to provide a credit facility up to $300,000. During the quarter ending September 30, 2007, the Company borrowed and repaid approximately $66,000 on this credit line. As of September 30, 2007, no balance was owed the bank.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

For each of the fiscal years ended December 31, 2003, 2004, and 2005, and for the quarter ended June 30, 2006, the Company had no operations, income, expenses, assets or liabilities or other activity.  With the funding by Mr. Sample of the costs of completing the Company’s bankruptcy proceeding, which was completed in June 2006, Mr. Sample commenced a plan to revive the Company by acquiring automobile auctions.  This plan required the funding by Mr. Sample of certain Company debts which, although discharged in the bankruptcy proceeding, required payment to commence operating as a public entity.  Further, the revival of the Company as a public entity required substantial expenditures for legal and accounting fees, among other costs, in the final three quarters of 2006 and the first two quarters of 2007.

The reorganizing of the Company’s capital structure was completed in February 2007.  Simultaneously, the plan required the raising of additional capital and the Company closed a private of common stock in June and July 2007, raising $1,025,000.  In addition, the Company purchased its first automobile auction in July 2007 for stock.

The Company plans to seek additional sales of Common Stock through private placements which began in the third quarter of 2007.

Restructuring

The Company’s plan of restructuring, which was effected in February 2007, amended the corporate charter to effect a one for eight reverse stock split, to increase the number of authorized shares of Common Stock to 150,000,000 and agreed to create and establish a series of preferred stock.  Following, the adoption of the amendments, the company issued to Mr. Sample and Harry K. Myers, an affiliate of the Company prior to Mr. Sample acquiring control of the Company, 8,567,500 shares of Common Stock and 525,000 shares of preferred stock.  See Note 1 to the Notes to Financial Statements herein.

On February 1, 2007, the Company’s shareholders approved these actions, including changing the Company’s name to Acacia Automotive, Inc. and the amendment to the Company’s charter was effective February 20, 2007.

In the second quarter of 2007, the 525,000 shares of preferred stock were converted to Common Stock.

Nine months ended September 30, 2007

With the acquisition of the Augusta Auto Auction on July 10, 2007, the Company commenced operations and ceased being a shell company, conducting its first weekly auction on July 11th under Acacia’s management.  The Company’s only operations in the third quarter of 2007 were those operations. The auction had been in operation for several years and in comparing the same period/same store results for Q3 2007 versus Q3 2006, the auction increased the number of vehicles entered and sold as well as fee revenues generated from the sale of those units in the auction process.  While the number of vehicles entered was up 36.9% in the period when compared to the same quarter a year ago, sales were up 44.4%, reflecting a conversion rate of 61.3% versus 58.0% in Q3 2006.  At the same time, revenues from buy and sell fees were up 27.3% in Q3 2007.  Buy/sell fees are the fees paid to the Company by buyers and sellers of the vehicles for satisfactorily effecting a transaction and are the primary source of revenue for the auction.

In the quarter ended September 30, the Company twice sold more vehicles during a week than during any other week for which sales records have been kept since January of 2003.

The Company incurred a loss of $1,999,883 for the nine months ended September 30, 2007 and $186,357 for the quarter ended September 30, 2007.  Of the $1,999,883 loss, $1,548,725 related to non-cash expenses incurred prior to the third quarter of 2007 in connection with the conversion of Preferred Stock to common stock and the issuance of common stock or options to acquire common stock in exchange for services.  Of the expenses incurred in the first nine months, $90,747 was for legal and accounting fees, and employee compensation was $1,418,307, the majority of which was non-cash stock compensation under the 2007 Stock Incentive Plan.

Additionally, the Company incurred significant non-recurring expenses at the Augusta auction operation as a result of remodeling and repairs to the facility, acquisition of necessary equipment and supplies to facilitate the new management plan, and certain advertising and promotion of the auction and renovated facility under its new ownership.  The Company also hired additional employees and paid a severance to one departed manager during the period.

The Company made a significant investment in a new auction software operating system that is currently in development, and is purchasing and/or leasing substantial technology equipment to modernize the auction and prepare it for operating system enhancements, including static and simulcast selling via the Internet, the ability to communicate electronically with commercial sellers and other vendors, and to significant improve management control and reporting processes.  The Company is moving toward a secure Internet-based system that will provide its management with greater functionality and access to information. The workflow systems are expected to reduce manpower needs and jettison the Company to capabilities not available to the majority of the industry.

Liquidity and Need for Additional Capital

The Company’s liquidity has been provided through the closing of a private placement of $1,025,000 of common stock in the second quarter of 2007.  The Company will require further private placements to secure the operating capital necessary for its operations until the Company acquires a sufficient number of auctions to fund its corporate overhead.  Further the Company will require these private placements so that it will have the cash resources to acquire additional auctions.

Also, the Company will be forced to seek a larger facility for its auction operations in the Augusta area in the immediate future, since the current facility can not accommodate this continued growth.

Presently, the Company’s liquidity is supplemented by a $300,000 line of credit with Wachovia Bank, N.A.  Although the Company presently has a certificate of deposit with the same bank of approximately $150,000, this line of credit is used to cover some instances in which payments to dealers selling vehicles through the auction exceeds collected payments for those vehicles.  The Company does not anticipate using the line of credit except occasionally, and anticipates increasing the size of the available line as its sales volume grows.  The bank charges an interest rate on the line of credit equal to prime plus 1.5% on the outstanding daily balance, if any.  The line of credit is secured by all of the Company’s deposits at the bank.

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

PART - II
Item 4. Submission of Matters to a Vote of Security Holders

On November 2, 2007, the Company held its annual meeting of stockholders.  The stockholders voted on three matters, namely, the election of directors, the ratification of the Company’s 2007 Stock Incentive Plan and the appointment of Killman, Murrell & Company, P.C. and the Company’s independent accountant.  The following indicates the vote at the meeting with respect to these matters:

DIRECTORS	FOR	AGAINST	ABSTAIN
Steve Sample	9,652,769	-	-
Tony Moorby	9,652,769	-	-
Danny R. Gibbs	9,595,509	25,000	31,250
Dr. James C. Hunter	9,622,769	-	30,000
V. Weldon Hewitt	9,622,769	-	30,000
David Bynum	9,627,769	-	25,000

To ratify the Board of Director’s adoption of the 2007 Stock Incentive Plan:

FOR	AGAINST	ABSTAIN
6,650,519	-	1,250

To ratify the Board of Director’s appointment of Killman, Murrell & Company, P.C. as Auditors:

FOR	AGAINST	ABSTAIN
9,652,769	-	-

Item 5. Other Matters

The Company’s Board of Directors named Frank Lawrence, age 66, to serve as one its directors on November 3, 2007.  Mr. Lawrence was the previous owner of the automobile auction located in the Augusta, Georgia area which the Company acquired in July of this year.  Mr. Lawrence is the owner of Bobby Jones Ford-Lincoln-Mercury in Augusta, Georgia, a dealership he has owned since 1991.

Item 6. Exhibits

Exhibit Number	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
32.1	Section 1350 Certification of Principal Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned.

Acacia Automotive, Inc.

Dated: November 15, 2007	By:	/s/ Steven L. Sample
Steven L. Sample
Chief Executive Officer and Principal Financial Officer