Form 10-K
period 2007-12-31
ACACIA AUTOMOTIVE INC
filed 2008-04-15
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from ______________ to ______________

Commission file number: 1-14088

Acacia Automotive, Inc.
(Exact name of registrant as specified in its charter)

Texas	75-2095676
(State of incorporation)	(IRS Employer Identification No.)

The Gardner Building – Suite 104, 5414 Maryland Way, Brentwood, TN	37027
(Address of principal executive offices)	(Zip Code)

(352) 427-6848
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
Title of each class

Indicate by check and mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if there is no disclosure of delinquent filers in pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K.    Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No  ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒     No ☐

State issuer’s revenues for its most recent fiscal year.  $423,405

State the aggregate market value of the voting stock held by non-affiliates of the registrant.  The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price, as of a specified date within 60 days prior to the date of filing $12,117,499  As of March 24, 2008.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,997,524

Item 1.  Description of Business

Background

Acacia Automotive, Inc. was originally formed in 1984 and, when named Gibbs Construction, Inc. grew to a full service, national commercial construction company, completing an initial public offering of its Common Stock to the public in January, 1996.  In April, 2000, Gibbs Construction, Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code following the filing for similar protection of the Company’s largest client and which followed the incursion of significant losses on several projects.

Prior to filing for protection under the United States Bankruptcy Code in April 2000, Gibbs Construction, Inc. had 4,060,000 shares of Common Stock issued and outstanding.  The bankruptcy reorganization proceeding placed the existing assets of Gibbs Construction, Inc. in a liquidating trust, issued 501,000 shares of Common Stock to the trust, and agreed to issue 1,000,000 shares of preferred stock to a creditor.  Thacker Asset Management, LLC (“TAM”) agreed to sell to the Company certain existing contracts, furniture, fixtures and equipment in exchange for 4,000,000 shares of Common Stock.  Following these transactions, there were 8,561,000 shares of the Company’s Common Stock issued and outstanding.

TAM’s operations were not successful, and all operating activities ceased in 2002.  On June 26, 2006, the bankruptcy trustee requested and received an Order for Final Decree.  On October 5, 2006, the 501,000 shares of common stock issued to the Trust were abandoned, returned to the Company, and thereupon cancelled leaving 8,060,000 shares issued and outstanding.

Post Bankruptcy Restructuring

On August 15, 2006, Steven L. Sample acquired for $50,000, 4,000,000 shares, or 46.7%, of the 8,561,000 issued and outstanding shares of Common Stock of the registrant from TAM and its associates.  Mr. Sample also paid several costs, of the company such as the costs associated with completing the bankruptcy proceedings and arranging for the Company’s SEC filings to be brought current and costs associated with recapitalizing the company. These costs totaled $138,862. In connection with the payment of these costs, the registrant agreed to effect a one for eight reverse stock split, to issue to Mr. Sample an additional 8,117,500 shares of Common Stock and 500,000 shares of preferred stock.  For the assistance of Harry K. Myers, Jr., a principal of Baker #1, Ltd., the entity owning Thacker Asset Management, LLC, the registrant agreed to issue to him 25,000 shares of preferred stock and 450,000 shares of Common Stock.

To fulfill its obligations under this agreement and further restructure the Company, the registrant’s board of directors recommended that its stockholders amend the corporate charter to effect a one for eight reverse stock split, to increase the number of authorized shares of Common Stock to 150,000,000 and to create and establish a series of preferred stock.  On February 1, 2007, the Company’s shareholders approved these actions and also approved changing the Company’s name to Acacia Automotive, Inc.  These amendments to the Company’s charter were effective February 20, 2007

Immediately following the approval of these amendments, the Company adopted a stock option plan, which was ratified by the Company’s stockholders in November 2007, reserving 1,000,000 shares thereunder.  In February 2007 the directors granted pursuant to the plan 500,000 restricted shares to Mr. Moorby, the Company’s president, and options to two officers of the Company for another 15,000 shares.  With these grants, the exercise of warrants to purchase 250,000 shares of Common Stock, the exchange of the preferred stock issued to a creditor in the bankruptcy proceeding for 100,000 shares of Common Stock, and the payment of 10,000 shares of Common Stock to a consultant, there were 11,997,524 shares of Common Stock issued and outstanding on March 31, 2008.

Contemplated Business

The Company’s prime objective is to acquire going and functioning profitable automotive auctions with a trailing record of financial success, focusing on whole vehicle automobiles and light trucks.  Whole vehicle refers to vehicles that are generally in good repair, are roadworthy and operate under their own power as opposed to salvage units, that is, damaged vehicles that are considered total losses for insurance or business purposes.  In addition, the Company believes that if the acquired auction or auctions do not service the boat, recreational or motor home segments or the medium and heavy duty truck and equipment segments, it will seek to add one or more of those services to the auction’s activities, assuming the local market will support such additional services.

The Company considers its first acquisition of an automobile auction as indicative of the basis of services rendered by the Company.  The Company will have to raise cash to acquire additional automobile auctions, probably through the sale of Common Stock.

On July 10, 2007, the registrant completed the acquisition of all of the assets of Augusta Auto Auction, Inc. which conducted its business under the name Augusta Auto Auction and previously Hilltop Auto Auction.  The registrant issued 500,000 shares of its Common Stock and a warrant to purchase 50,000 shares of Common Stock for the assets.  The warrant has a term of five years and an exercise price of $1.00.  In addition, the registrant issued to two individuals a warrant to purchase 75,000 shares of Common Stock in consideration for entering into a non-compete agreement. Of the 75,000 warrants issued to each of those individuals for non-compete agreements, they were given the right to purchase 25,000 shares of Common stock each at $1.00, $2.00 and $4.00 respectively for an average aggregate price of $2.33 per share within five years of issuance.

The Company has signed a letter of Intent to acquire a profitable automobile auction in the southeastern United States, but cannot disclose the nature or location of that entity until final funding for the acquisition is complete and the definitive agreement has been executed.

History of Augusta Auto Auction

Augusta Auto Auction, Inc. (the “Auction”) is an automotive auction located in North Augusta, South Carolina, part of the Augusta, Georgia, metropolitan area, and is located three miles from the center of that city. The auction was originally formed and operated for many years in its present location as Hilltop Auto Auction.  In 2002 the group from which the registrant purchased the auction formed Augusta Auto Auction, Inc. after acquiring it from the owners of Hilltop Auto Auction.

Acacia Automotive formed a new South Carolina corporate subsidiary in July of 2007 which acquired the assets of Augusta Auto Auction.  The new corporation is named Acacia Augusta Vehicle Auction, Inc. d/b/a Augusta Auto Auction, Inc.

Business of the Auction

The Auction sells whole car and salvage vehicles for automotive dealers and commercial concerns. It also has the contract to sell vehicles and equipment for the U.S. Marshals Service in the South Carolina area, primarily offering confiscated vehicles and other units for them. Dealers and other qualified buyers attend the weekly auctions and bid on offered units. The highest bidder owns the vehicle, subject to any limiting reserve prices established by the owner/seller of the unit(s). In most cases, the buyers and sellers of the units pick up and deliver them to the Auction property, but the Auction does provide some transport services, generally for a fee.

The Auction generates revenues from fees for its services, including buyer fees, seller fees, transportation fees, title fees, draft and floor plan fees, reconditioning fees, and more. Augusta Auto Auction relies upon the efforts of its management for sales and marketing, but anticipates adding additional personnel in the future to increase the scope of those operations.

The Auction markets its activities through its employees.

Industry

Automotive auctions are the hub of a massive redistribution system for used vehicles and equipment. These auctions enable commercial and institutional customers and selling dealers to easily dispose of their used vehicles to franchised, independent, and wholesale used vehicle and equipment dealers. The auction’s responsibility is to maximize the selling price obtained for clients’ used vehicles and equipment, efficiently transfer the physical and administrative ownership of the units (including the preparation and transfer of certificates of title and other evidence of ownership), and transfer funds resulting from the buy/sell transactions as quickly as possible from the buyers to the sellers.  The auction promotes its services to a large number of dealers seeking to restock their inventories for resale opportunities. Auctions are traditionally held weekly, if not more frequently, at the various locations to accommodate the needs of buyers and sellers in diverse segments of the industry. During the process, auctions do not generally take title to or ownership of the vehicles consigned for sale, but instead facilitate the transfer of vehicle ownership directly from seller to buyer, and in so doing they generate fees from the buyer and from the seller. In addition to these “buy/sell” fees, the auctions can generate substantial revenues by providing other services to clients, including: vehicle appearance reconditioning (detailing) services; paint and body repair; paintless dent repair (PDR); glass repair and replacement; key replacement; upholstery repair; minor mechanical repair; title services; sales of tires, batteries and accessories (TBA); marshaling (controlled storage) and inspection services, inbound and outbound transportation and delivery services, and more. In most instances, customers may also purchase each of these value-added services separately and directly from the auction in addition to having these services performed to units enrolled in the normal vehicle auction process.

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

The industry served by the Company is highly competitive across the entire United States and Canada. It is anticipated that any of our acquisition targets would potentially compete with a variety of knowledgeable and experienced companies. The main competitors the Company would expect to face throughout the United States are: (1) Manheim Auto Auctions: Manheim, a subsidiary of Cox Enterprises, has approximately 90 auto auctions throughout the United States and others in Canada and elsewhere around the globe. Manheim owns several of the country’s largest auction facilities, and our management considers them to be very competitive and the leader in technological processes and Internet marketing capabilities. (2) ADESA Auto Auctions: ADESA, traded on the NYSE under the symbol KAR prior to being acquired by an investor group led by Kelso and Company in April of 2007 and thereby being taken private, is the second-largest auto auction company in North America with approximately 58 whole car auctions. They operate some 44 auctions in the United States and 14 in Canada. Acacia’s Management believes that ADESA’s technological processes and Internet marketing capabilities, while lagging those of Manheim, are nonetheless formidable. (3) Auction Broadcasting Company (ABC): ABC owns and operates approximately seven auctions nationally. While not nearly so large in their technological processes and Internet marketing capabilities as Manheim or ADESA, ABC has worked to develop a diverse model from its competitors. Acacia’s management does not believe that ABC is seeking to gain a substantially greater position in the traditional auction arena marketplace than it presently holds, (4) independent auto auctions: There are hundreds of independent auto auctions operating in the United States.  Acacia actually sees these independent auctions as targets for future acquisitions, and enjoys a friendly relationship in most instances. (5) “mobile” auctions: There are several companies that operate “mobile” auctions. Their plans primarily entail engaging larger dealerships to host periodically “on-site” auctions that utilize these companies’ auctioneering and administrative services. Management does not believe these smaller independent mobile auctions are a substantial threat to our operations and will not likely become so under their present business models.

There are at least eleven auto auctions in operation in Georgia, and there are another six or more in South Carolina.  The two largest whole-car national automobile auction companies, Mannheim Auto Auctions and ADESA, have a total of three auctions in Georgia, all near Atlanta, Georgia.  While ADESA does not have an auction in South Carolina, Mannheim has one auction in Darlington, South Carolina.  Auction Broadcasting Corporation also has an auction near Atlanta, Georgia but none in South Carolina. In addition to those auction companies’ operations, there are several other independent auto auctions operating in Georgia, some specializing in sales of damaged or “salvage” units and perhaps one or more mobile auctions that will host on-site auctions at dealerships.

All our competitors will be seeking the same or similar clients as those targeted by our planned operations in every state in which we may seek to operate, many of which presently have significantly greater financial, technical, marketing and other resources than our Company. Our Company expects that it will face additional competition from existing competitors and new market entrants in the future. The principal competitive factors in our markets will emanate from the larger national companies and will include: (i) brand name recognition of competitors; (ii) larger, more modern, and better-equipped facilities; (in) superior Internet system engineering and technological expertise; (iv) more extensive staffs of experienced management and support personnel; (v) broader geographic presence; (vi) greater financial resources; (vii) introductions of new and enhanced services and products; and, (viii) greater variety of services offered.  We will have no control over how successful our competitors are in addressing these factors. Increased competition can result in price reductions, reduced gross margins and loss of market share, any of which could harm our net revenue and results of operations. The Company will rely upon its ability to offer the same or similar services as the competition, but with a higher level of service and customer satisfaction.

The prices to be charged by any auction the Company may acquire will generally be reflective of the competitive pricing in its local marketplace.  Some of these local markets may face competitive pressures from national automobile auction chains such as ADESA and Manheim which have size, financial and market strengths the Company lacks.

Employees

The company currently has two officer employees, Steven L. Sample, its Chairman and Chief Executive Officer, and Tony Moorby, its President and Chief Operating Officer. The Augusta auction employs eight full time and 17 part time people.  The registrant plans to increase the number of employees, both part time and full time, as it expands its operations.

A given automobile auction will employ both full and part-time personnel and the number of employees may vary from as few as 10 to as many as 300 or more.  The approximate size of our target auctions may more likely lie within the range of 50 to 100 employees.

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

Governmental Regulation

The Company, as with most companies operating vehicle auctions, is subject to various permits and licenses. These include vehicle dealer licenses, auctioneer licenses, business permits and licenses, sales tax permits, and others. The registrant’s auction has obtained all permits necessary to function under the current South Carolina regulations

Item 1A. Risk Factors

Because We Have Limited Operating History, it is Difficult to Evaluate Our Business.

The Company acquired a shell corporation that had no assets or liabilities after emerging in 2006 from six years in bankruptcy, and the Company began operating in July 2007 with the acquisition of one automobile auction.  Because of our limited operating history, you have very little operating and financial data about us upon which to base an evaluation. You should consider our prospects in light of the risks, expenses and difficulties we may encounter, including those frequently encountered by new companies. If we are unable to execute our plans and grow our business, either as a result of the risks identified in this section or for any other reason, this failure would have a material adverse effect on our business, prospects, financial condition and results of operations.

We plan to grow through acquisitions, and investors have no current basis to evaluate the possible merits or risks of the target businesses' operations or our ability to identify and integrate acquired operations into our company. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

The purchase of our securities is a purchase of an interest in a high risk or in a new or “start-up” venture with all the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

We plan to grow through acquisitions

Because we intend to develop and expand our business through selective acquisitions of automobile auctions and other complementary businesses, there are significant risks that we may not be successful. We may not be able to identify, acquire or profitably manage additional companies or assets or successfully integrate such additional companies or assets without substantial costs, delays or other problems. In addition, companies we may acquire may not be profitable at the time of their acquisition or may not achieve levels of profitability that would justify our investment. Acquisitions may involve a number of special risks, including

•	adverse short-term effects on our reported operating results,

•	diversion of management's attention,

•	dependence on retaining, hiring and training key personnel,

•	risks associated with unanticipated problems or legal liabilities,

•	amortization of acquired intangible assets, some or all of which could reflect poorly on our operating results and financial reports,

•
implementation or remediation of controls, procedures and policies appropriate for a larger public company at companies that prior to the acquisition lacked these controls, procedures and policies; and,

•	incursion of debt to make acquisitions or for other operating uses.

We will implement our acquisition strategy in what may be considered a mature industry

We believe the vehicle redistribution industry through auctions may be considered a mature industry in which single-digit or low double-digit growth may occur. Most growth for our Company would, accordingly, occur largely through acquisitions. To the extent that competitors are also seeking to grow through acquisitions, we could encounter competition for those acquisitions or a generally increasing price to acquire automobile auctions.

A primary part of the Company’s strategy is to establish revenue through the acquisition of additional companies. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional companies or successfully integrate the operations of additional companies into those of the Company without encountering substantial costs, delays or other problems. In addition, there can be no assurance that companies acquired in the future will achieve or maintain profitability that justify liabilities that could materially adversely affect the Company's results of operations or financial condition. The Company may compete for acquisition and expansion opportunities with companies that have greater resources than the Company. There can be no assurance that suitable acquisition candidates will be available, that purchase terms or financing for acquisitions will be obtainable on terms acceptable to the Company, that acquisitions can be consummated or that acquired businesses can be integrated successfully and profitability into the Company’s operations. Further, the Company's results of operations in fiscal quarters immediately following a material acquisition may be materially adversely affected while the Company integrates the acquired business into its existing operations.

The Company will attempt to acquire profitable business entities that are going and functioning concerns with a trailing history of profitability, but may acquire certain businesses that have either been unprofitable, have had inconsistent profitability prior to their acquisition, or that have had no operating history. An inability of the Company to improve the profitability of these acquired businesses could have a material adverse effect on the Company. Finally, the Company's acquisition strategy places significant demands on the Company's resources and there can be no assurance that the Company's management and operational systems and structure can be expanded to effectively support the Company's acquisition strategy. If the Company is unable to successfully implement its acquisition strategy, this inability may have a material adverse effect on the Company's business, results of operations, or financial condition. The Company may face the opportunity to enhance shareholder value by being acquired by another company. Upon any acquisition of the Company, the Company would be subject to various risks, including the replacement of its management by persons currently unknown. There can also be no assurance that, if acquired, new management will be successfully integrated or can profitably manage the Company. In addition, any acquisition of the Company may involve immediate dilution to existing shareholders of the Company. In its present configuration, the Company cannot be forcibly acquired in a hostile takeover, and therefore the Company can review the ultimate impact on its shareholders prior to engaging in any such activities. No assurances can be given that the Company will be able to or desire to be acquired, or be able to acquire additional companies.

Possible Need for Additional Financing

The Company intends to fund its operations and other capital needs for the next six months from private placements, but there can be no assurance that such funds will be sufficient for the purposes of our business. The Company may require additional amounts of capital for its future expansion and working capital. The Company has made preliminary arrangements to obtain future additional financing, if required, but there can be no assurance that such financing will be available, or that such financing will be available on acceptable terms.

Dependence on Tony Moorby and Steve Sample

Our future performance depends in significant part upon the continued service of our President and Chief Operating Officer, Tony Moorby, and our Chief Executive Officer, Steve “Junior” Sample. The loss of their services could have a material adverse effect on our business, prospects, financial condition and results of operations. The Company does not presently maintain key man life insurance on Mr. Moorby and Mr. Sample, but may obtain such insurance at the discretion of its board of directors for such term as it may deem suitable or desirable. Our future success also depends on our ability to attract and retain highly qualified technical, sales and managerial personnel. Although the Company feels that there is a sufficient pool of talent available, the competition for such personnel can be intense, and there can be no assurance that we can attract, assimilate or retain highly qualified technical, sales and managerial personnel for favorable compensations in the future.

Technological Change

Technology, particularly the ability to use the Internet to view vehicles, to conduct Internet auctions, to allow customers to participate through the Internet in on–site auctions, and to allow several management functions for buyers and sellers for vehicle auctions is characterized by rapidly changing technology, evolving industry standards, frequent new product and service announcements, introductions and enhancements, and changing customer demands. Our future success will to some degree depend on our ability to adapt to rapidly changing technologies, our ability to adapt its solutions to meet evolving industry standards and our ability to improve continually the performance, features and reliability of its solutions. The failure of the Company to adapt successfully to such changes in a timely manner could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful implementation of solutions, or that any new solutions or enhancements to existing solutions will adequately meet the requirements of its current and prospective customers and achieve any degree of significant market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new solutions or enhancements to existing solutions in a timely manner or in response to changing market conditions or customer requirements, or if its solutions or enhancements do not achieve a significant degree of market acceptance, the Company's business, results of operations and financial condition could be materially and adversely affected.

Competition

The industry served by the Company is highly competitive across the entire United States and Canada. We currently or potentially compete with a variety of companies. Our first acquisition, servicing the Augusta, Georgia, area, was acquired July 10, 2007, and we anticipate that the Company’s other early acquisitions will be in the eastern United States, but there is no assurance it will be able do so. See “Item 1- Business – Competition.”

Control

The Company is currently controlled by two of its officers and directors. Tony Moorby, the Company’s President and COO, and Steven L. Sample, the Company’s CEO, currently own 59.8% of the Company’s issued and outstanding common stock. Mr. Sample and Mr. Moorby and will initially retain effective control over the Company’s operations, including the election of a majority of its board of directors, the issuance of additional shares of equity securities, and other matters of corporate governance Based upon the Company's current business plan, it is anticipated that Mr. Moorby and Mr. Sample will continue to have effective but not ultimate control of the Company well into future, perhaps even after some subsequent private offerings or a public offering.

Management of Growth

The Company has signed a Letter of Intent to acquire a profitable southeastern U.S. auto auction, and is currently seeking to identify and acquire additional going and functioning auto auctions. As a result, the Company must manage relationships with a growing number of third parties as it seeks to accommodate this goal. The Company's management, personnel, systems, procedures and controls may not be adequate to support the Company’s future operations. The Company's ability to manage its growth effectively will require it to continue to expand its operating and financial procedures and controls, to replace or upgrade its operational, financial and management information systems and to attract, train, motivate, manage and retain key employees. If the Company's executives are unable to manage growth effectively, the Company's business, results of operations and financial condition could be materially adversely affected. If successful in acquiring additional auto auctions, the Company expects to inherit a substantial portion of the staff necessary to operate the new entities. We may find that some of the personnel and management of any acquisition target(s) may not be suitable for continued employment, while other suitable candidates may elect to discontinue their employment or affiliation with the Company for various reasons. This can create a burden on the Company’s management as it seeks to fill key positions. Failure of the Company to do so in a timely manner can result in disruption of auction operations, loss of revenues, and a subsequent reduction in profits.

Risks Associated with Expansion

The Company commenced auction operations first in one location and market, and plans to subsequently expand into other locations and markets.  To date, the Company does not have experience in developing services on a regional or national scale. There can be no assurance that the Company will be able to deploy successfully its services in these markets. There are certain risks inherent in doing business in several diverse markets, such as; unexpected changes in regulatory requirements, potentially adverse tax consequences, local restrictions, controls relating to inter-company communications and technology, difficulties in staffing and managing distant operations, fluctuations in manpower availability, effects of local competition, weather and climactic trends, and customer preferences, any of which could have a material adverse effect on the success of the Company's operations and, consequently, on the Company's business, results of operations, and financial condition.

Product and Service Offerings

The Company is primarily a service business.  It is important to our future success to expand the breadth and depth of our service offerings to stay abreast of the competition and to enhance our potentials for growth of revenues and profits. Expansion of our service categories and service offerings in this manner will require significant additional expenditures and could strain our management, financial and operational resources. For example, we may find it prudent to build, outfit, and operate a body and paint shop at an auction facility that does not presently have one. We cannot be certain that we will be able to do so in a cost-effective or timely manner or that we will be able to offer certain services in demand by our customers, or to do so in a quality manner. Furthermore, any new service offering that is not favorably received by the Company’s clients could damage our reputation. The lack of market acceptance of new services or our inability to generate satisfactory revenues from expanded service offerings to offset their costs could harm our business. If we do not successfully expand our sales and service operations, our revenues may fall below expectations.  If we do not successfully expand our operations on an ongoing basis to accommodate increases in demand, we will not be able to fulfill our customers’ needs in a timely manner, which would harm our business. Most of our service operations are anticipated to be handled at our facilities, but some services may be performed at offsite locations or by approved vendors or contractors. Any future expansion may cause disruptions in our business and may be insufficient to meet our ongoing requirements.

Government Regulation and Legal Uncertainties

Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to the Company's business could have a material adverse effect on the Company's business, results of operations and financial condition.

Check, Credit Card, and Other Fraud

Our business would be harmed if we experience significant check, credit card, or other fraud. If we fail to adequately control fraudulent transactions, our revenues and results of operations could be harmed. The Company’s auction operations will subscribe to the services of Auction Insurance Agency as a protection against risks similar to these, but while the Company’s exposure to loss in this event is thought to be limited by the purchase of insurance, losses could nonetheless occur. Any losses sustained as a result of fraud or fraudulent activity would adversely affect the Company's business and results of operations, and its financial condition could be materially adversely affected.

Development of and Dependence on Key Personnel

The Company's success depends in significant part upon the hiring, development and retention of key senior management personnel. Our anticipated future operations will place a significant strain on our management systems and resources. Our ability to implement successfully our business strategy requires an effective planning and management process. Competition for such personnel is intense, and the Company may not be able to attract and retain key personnel. The loss of the services of one or more of the Company's key employees or the Company's failure to attract additional qualified personnel could have a material adverse effect on the Company's business, results of operations and financial condition. The Company does not currently carry key man life insurance for any of its employees, but is subject to do so at the direction of its Board of Directors. Any cost of key man insurance would be borne by the Company.

Liability Claims

The Company may face costly liability claims by consumers. Any claim of  liability by a client, employee, consumer or other entity against us, regardless of merit, could be costly financially and could divert the attention of our management. It could also create negative publicity, which would harm our business. Although we maintain liability insurance, it may not be sufficient to cover a claim if one is made.

Risks of Low Priced Stocks

Although the Company is currently a public company, its trading is limited to the Pink Sheets.  A trading market for the Company's Common Stock could develop further, but there can be no assurance that it will do so. The Securities and Exchange Commission (the “SEC” or “Commission”) has adopted regulations which define a “penny stock” to be any equity security, such as those being offered by the Company herein, that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock by a retail customer, of a disclosure schedule prepared by the Securities and Exchange commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker/dealer and the registered representative and current quotations for the securities. Accordingly, market makers may be less inclined to participate in marketing the Company’s securities which may have an adverse impact upon the liquidity of the Company’s securities.

No Assurance of Payment of Dividends

Should the operations of the Company become profitable it is likely that the Company would retain much or all of its earnings in order to finance future growth and expansion. Therefore, the Company does not presently intend to pay dividends, and it is not likely that any dividends will be paid in the foreseeable future.

Potential Future Capital Needs

The Company may not be successful in generating sufficient cash from operations or in raising capital in sufficient amounts on acceptable terms. The failure to generate sufficient cash flows or to raise sufficient funds may require the Company to delay or abandon some or all of its development and expansion plans or otherwise forego market opportunities and may make it difficult for the Company to respond to competitive pressures, any of which could have a material adverse effect on the Company's business, results of operations, and financial condition. There can be no assurance that the proceeds in this Offering will be sufficient to permit the Company to implement its proposed business plan or that any assumptions relating to the implementation of such plan will prove to be accurate. The Company has executed a term sheet summarizing certain terms and conditions it anticipates to be included in a real estate purchase credit facility with a financial source, but has not yet executed the actual agreement at the time as of the date of this offering.  To the extent that the proceeds of this Offering are not sufficient to enable the Company to generate meaningful revenues or achieve profitable operations, the inability to obtain additional financing will have a material adverse effect on the Company. There can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all.

Item 1B. Unresolved Staff Comments

None and Not applicable.

Item 2. Description of Property

The Company currently leases its principal offices in Brentwood, Tennessee, on a one year lease, renewable, which expires on May 31, 2007, for a monthly lease payment of $2,000.

In July 2007, the Company entered into a twelve month lease on the location where the Augusta Auto Auction has operated for several years.  The lease term can be extended and currently has a monthly lease rate of $2,700.  The facility consists of approximately five acres, houses two administrative buildings and a two-lane auction arena, and provides parking for several hundred vehicles.  The compound is fenced, and the registrant has recently installed an electrified security fence system as well as security systems in its buildings and auction arena.  In addition to the main auction facility, the registrant also leases property which is used for additional customer parking and allows for parking of approximately 200 customer vehicles on sale days.  This property is located directly across the street from the main facility and is leased on a month-to month basis for $100 per week.

Item 3. Legal Proceedings

On June 26, 2006, approximately six years after filing, the United States Bankruptcy Court for the Northern District of Texas, Dallas Division closed the Gibbs Construction, Inc. bankruptcy proceeding case following an application for Final Decree.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

There has been sporadic trading in our stock for the last two fiscal years in the pink sheets.  We are presently traded in the pink sheets under the symbol ACCA.  The following table sets forth information as reported by the National Association of Securities Dealers Composite Feed or Other Qualified Interdealer Quotation Medium for the high and low bid and ask prices for each of the eight quarters ending December 31, 2007, including the interim period in the first quarter of 2007 prior to the registrant’s one for eight reverse stock split.

	Closing Bid		Closing Ask
	High	Low	High	Low
Quarters ending in 2006
March 31	0.005	0.005	0.01	0.01
June 30	0.005	0.005	0.01	0.01
September 30	0.02	0.005	0.05	0.01
December 31	0.02	0.015	0.05	0.03

Quarters ending in 2007
Feb 16 (one for eight split	0.05	0.15	0.07	0.03
March 31	1.50	0.30	2.00	0.75
June 30	1.80	0.54	2.00	0.58
September 30	2.00	0.60	2.05	0.85
December 31	0.80	0.08	1.20	0.75

As of March 31, 2008, the Company had approximately 110 stockholders of record. We believe that we also have approximately 280 beneficial shareholders.

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

At its meeting of directors on February 1, 2007, the Company’s board of directors approved its 2007 Stock Option Plan which was approved by our stockholders on November 2, 2007, reserving 1,000,000 shares to be issued thereunder.  At that meeting, the directors granted restricted stock to two individuals and options to two individuals, summarized as follows:

Summary of Equity Compensation Plans

	Number of	Weighted
	Securities to be	Average	Number of
	Issued Upon	Exercise Price	Securities
	Exercise of	of	Remaining
	Outstanding	Outstanding	Available for
	Options and	Options and	Future
Plan Description	Warrants	Warrants	Issuance
Warrants not approved by stockholders*	-	-	-
Grants Under Compensation Plans
Approved by shareholders**	155,000	$0.59	345,000
Totals	155,000	$0.59	345,000	***

* Excludes 1,425,000 warrants held by Mr. Sample issued in exchange for shares of the Company’s Preferred stock and not for compensation. The average execution price of the warrants is $2.33 per share, and 950,000 of them are tied to specific future performance levels by the company over the next three fiscal years. Also excludes warrants issued to Frank Lawrence, a director of the Company, issued to him as part of the consideration for purchasing of the Augusta Auto Auction. The average execution price of said warrants is $1.77 and expire in July 2010.

** Excludes a stock grant of 500,000 shares under the Company’s 2007 Incentive Stock Plan awarded Mr. Moorby.

*** Effective January 1, 2008, the number of shares available under the plan increased by 479,900 shares.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis or Plan of Operations

Forward-Looking Information

The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Form 10-K contain forward-looking information. The forward-looking information involves risks and uncertainties that are based on current expectations, estimates, and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking information. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of internal operations, impact of competition and other risks detailed below as well as those discussed elsewhere in this Form 10-KSB and from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, general economic and market conditions and growth rates could affect such statements.

General

Discussion Regarding the Company’s First Acquired Operating Entity

With the acquisition of the Augusta Auto Auction on July 10, 2007, the Company commenced operations, ceased being a shell company, and conducted its first weekly auction on July 11th under Acacia’s management.  The Company’s only operations in 2007 were those operations.

In looking to the future after acquiring the auction, the Company made substantial investments and changes during Q4 2007 that initially had a far greater negative impact on its immediate operations and profitability than originally anticipated.  Those changes included a number of efforts that bore significant costs in terms of cash outlays and operating hardships, including but not limited to:

1.  Improvements to Physical Plant.  A significant effort was made to remodel, beautify and increase security at the existing auction facility in North Augusta.  The aging facility, while rented, was in serious need of improvement.  The Company installed new signage and painted most work areas including ceiling tiles, walls, auction lanes, and trim. It also remodeled the restaurant area, had all equipment professionally cleaned, and installed many new furnishings.  The administrative offices and lobby were redesigned and new countertops were installed in affording a cleaner and more efficient look and functionality.  Restroom areas were enlarged and added as needed.  Desks and chairs were added as new and replacement equipment, and a substantial amount of equipment and supplies were added.  The Company installed a new electrified security fence around the entire perimeter and installed security systems in both buildings and the auction arena, all of which is professionally monitored.

2.  Upgrades to Technology Equipment and Operating Software.  The Company installed a new HP Proliant Server where there had been none before.  Additionally, it added a number of new Lenovo desktop and laptop computers, all new HP laser printers, Troy MICR printers, portable tablets and printers for lot operations, full-coverage LAN wireless systems providing ample signal strength to the entire facility, and installed many new CAT5 cable runs to accommodate additional workstations.  The Company installed computers and printers in the auction lanes accommodating the “paperless block” concept for the first time at that location, and will add applications to capture audio and video from the actual auction proceedings.  New Microsoft Server software was installed to enable the new network, and other software has been or will be installed enabling MS Exchange, security software, and various other applications. In addition, the Company purchased licenses to greatly empowered financial software that will support its growth well into the future, and has created a new and greatly-expanded financial reporting environment that is scheduled for implementation in Q2 of 2008.

3.  Upgrades to Technology Software – Auction Operating System.  The auction had been operating on a common software platform that is in wide use throughout the United States with independent auctions, but did not provide many of the expanded capabilities desired by management. Shortly after acquiring Augusta Auto Auction, the company entered into an agreement to purchase an auction software operating system that is expected to set a new standard for independent auctions in the industry, but which was not yet refined to meet the needs of the whole car auction business.  In assuming a role akin to “partnering” with a software developer/provider to assist in developing the new software for the needs of the Company and the industry, the Company will enjoy certain continuing and long-term benefits associated with its investment.  While the Company fully anticipated some hardships associated with the new installation, it initially suffered more substantial difficulties with implementation of the programs than expected as the program was being altered to fit our industry and our auction’s specific needs.  The substantial changes required to make the software compatible with the Company’s needs was underestimated, making the launch premature. This situation caused operating setbacks, additional stress on the auction’s small workforce of employees, and a measurable degree of customer dissatisfaction, all of which resulted in decreased customer participation, particularly as measured in vehicle unit entries and sales and revenues for the auction during December of 2007 and Q1 of 2008.  Since that time, the Company and its software supplier have successfully worked together to overcome a significant number of the initial issues and have streamlined a joint program to plan, oversee, track, and smoothly implement future modifications and additions to the auction operating systems.

As a result of our close coordination with and confidence in this software vendor, we believe that the software and operating system objectives we sought will be achieved, including, but not limited to  (a) providing an operating environment in which the Company can monitor and/or combine the operating results of any or all its auctions and other operations in real time as it grows through planned acquisitions; (b) exporting all financial and operating data relative to any one or more of its entities directly to our new financial reporting software, thus greatly reducing the labor requirement, time to reporting delays, and associated costs in the accounting area even as the Company is given faster and broader access to its information and operating statistics; (c) providing state-of-the-art access through web-based servers utilizing Oracle database technologies and housed in high-security environments at diverse geographical locations throughout the United States for both data security and redundancy in the event of catastrophe.  This feature also eliminates the need for individual local auction-specific servers to support operations at each auction and is expected to reduce labor costs associated with data entry.  An added benefit of a web-based system is that the Company’s management can now directly access any auction or combination of auctions at any time from any location, even from portable devices such as laptop computers. It will also (d) provide a complete portal allowing the Company’s auctions to engage in Internet selling through both static and simulcast sales, giving it the additional exposure required to take its place in the current sales technology environment; and (e) increase the ability of the Company’s auctions to better compete in the salvage auction industry as a result of having the current high level of technology demanded by larger salvage industry sellers and which has not been previously available to the Company.

In a recent announcement, the Company’s two active software vendors supplying its auction operating systems (the original system which the auction continues to maintain and the new system which is in current use and undergoing continuing development) made public their intention to merge.  This is a very positive development for the Company, since it will allow for smoother integration of its old data to the new system, will provide additional markets for Internet-based selling efforts through the combined resources of the two vendors’ operations, and will provide the vendors with substantially greater presence in the marketplace than either previously enjoyed.

Operating Results of the Auction

As a direct and proximate result of the foregoing negative effects associated with the changes and improvements, together with changes in personnel and management, adversities encountered with the Company’s first advance into the industry as a holding company, and difficulties encountered with implementing its new technology systems, the Auction incurred a loss of $184,527 for the 12 months ended December 31, 2007, having actually only owned and operated the auction for six months of that period   Of that loss, $95,916 represented non-cash expenses for amortization and depreciation  and more than $25,000 represented non-recurring cash expenses associated with the improvements described above.

We believe that we incurred a total of approximately $142,171in expenses associated with the remodeling, upgrade, and improvement of the facilities, software, and equipment, of which approximately $117,171 was capitalized.

The following table sets forth certain information about the Augusta Auto Auction regarding units entered, that is, the number of units brought to the auto auction for sale, the units actually sold, and the conversion rate, that is, the number of units actually sold as a percentage of the number of units brought to the auction for sale, as well as changes in the Buy/Sell Fee Revenues comparing the previous year’s results to 2007:

	Q3	Q4	Six Months
Units Entered vs. 2006	+36.75%	+55.86%	+45.52%
Units Sold vs. 2006	+26.69%	+15.65%	+21.00%
Conversion Rate 2007	55.25%	55.53%	55.39%
Conversion Rate 2006	59.64%	74.83%	66.61%
Change in Buy/Sell Fee Revenues	+21.89%	+22.42%	+22.16%

On several occasions during Q3 and early Q4, the auction set several records for the highest numbers of entries and sales in more than five years and reflects a market that had not been previously developed, eventually leading us to greater market penetration in Augusta.  The conversion rate, however, declined from year to year, consistent with a national trend believed by management to be related to a slowing economy in the United States. We do believe that the current economic environment could inhibit our present growth based upon (i) the negative influences of higher consumer automotive interest rates, tighter credit, and higher gasoline prices on the automotive industry, (ii) the unwillingness of consumers to spend as freely on major purchases in an uncertain economy, and (iii) the other wide-ranging negative impacts of a troubled general economy. In addition, it is not uncommon for conversion rates to decline as volumes increase.  The number of units entered in those quarters of 2007 was up nearly 46%, potentially contributing to a reduction in the sale percentage.

Based on the results of the National Auto Auction Association (NAAA) 2007 Auction Industry Survey, Augusta Auto Auction during Q3 and Q4 of 2007 achieved a conversion rate of more than 5% above the national average, at 54.4% for dealer consignment vehicles, and achieved a conversion rate 17% lower than the national average for fleet/lease/repossessed units, at 57.8%.  Full year results at our auction reflected conversion rates of 60.1% and 68.6% respectively.  While our 2007 conversion rate continued to be satisfactory to management, particularly in the dealer consignment segment that accounted for most units sold, we believe that any decline in Augusta during Q4 2007 and Q1 2008 is directly related to certain events that resulted in a loss of efficiencies and market share during the period.

Preliminary 2008 Operating Results

Preliminary results of sales operations in Q1 of 2008 indicate a small increase in the number of vehicles entered and moderate decreases in the number of units sold as reflected by a lower conversion rate than in the same period of 2007.  As previously indicated, the Company anticipated this as a result of generally-weakening economic conditions, reduced productivity at automotive manufacturers, tightening credit and higher consumer interest rates, and other negative pressures affecting trade in general. In addition, the Company continued to face operating hardships associated with the initial installation and personalization of the new operating software instituted in December.  As program development has accelerated through Q1, those pressures have eased and the projects have become much more manageable, streamlined and friendly to our operations.  As such, the Company is now redirecting its efforts to capturing lost market share, and anticipates it can regain much of the momentum it lost at year’s end. The table below is reflective of the Company’s performance in Q1 2008 versus the same period in 2007.

Q1
Units Entered vs. 2007	+6.47%
Units Sold vs. 2007	-17.59%
Conversion Rate 2008	54.94%
Conversion Rate 2007	71.39%
Change in Buy/Sell Fee Revenues	-17.50%

Discussion Regarding the Parent Company’s Operating Results

The auction’s loss accounted for only a small part of the consolidated full-year loss to the parent company of $3,850,881, of which $3,194,903 represented non-cash expenses in connection with the issuance of Common stock as grants or options for employee or outside director compensation, for warrants, for conversion of all the Company’s outstanding Preferred shares to Common shares, and $5,354 incurred as additional depreciation and amortization by the parent company. The parent Company’s actual cash operating expenses represented approximately $471,451 or approximately 12.24% of the Company’s overall loss, reflecting an economy in operating the holding company at a time when revenues have not yet risen to the level of self-sufficiency.  The Company anticipates meeting that level upon closing of the next acquisition, which is currently under a signed Letter of Intent, and continuing to be self-sufficient thereafter.  No Preferred stock of the Company remains issued or outstanding.

Of the total $4,277,251 in operating expenses incurred, $2,053,782 represented employee compensation, the vast majority of which was non-cash stock or option compensation issued to certain officers of the Company, its outside directors, or contractors under the 2007 Stock Incentive Plan.  The Company’s Chairman and CEO did not receive any options or other non-cash compensation during the year. Further, the Company incurred certain significant non-recurring expenses at the Augusta Auto Auction operation as described hereinbefore. The auction also hired and trained additional employees in preparation for projected growth in 2008, and paid a severance to one departed manager during the reporting period.

The Company has experienced and expects to continue to experience fluctuations in its quarterly results of operations due to a number of factors as those indicated above and others, many of which are beyond the Company's control and which are common to the auto auction industry. Generally, the volume of vehicles sold at the Company's auctions is highest in the first and second calendar quarters of each year and slightly lower in the third quarter. Fourth quarter volume of vehicles sold is generally lower than all other quarters. This seasonality is affected by several factors including weather, the timing of used vehicles available for sale from selling customers, holidays, and the seasonality of the retail market for used vehicles, which affect the demand side of the auction industry. Used vehicle auction volumes tend to decline during prolonged periods of winter weather conditions. Among the other factors that have in the past and/or could in the future affect the Company's operating results are: general business conditions; trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing; economic conditions including fuel prices and interest rate fluctuations; trends in the vehicle remarketing industry; the introduction of new competitors; competitive pricing pressures; and costs associated with the acquisition of businesses or technologies. As a result of the above factors, operations are subject to significant variability and uncertainty from quarter to quarter, and revenues and operating expenses related to volume will fluctuate accordingly on a quarterly basis.

The Company's earnings therefore are generally expected to be highest in the first or second calendar quarter, while the fourth calendar quarter typically will provide the lowest earnings as a result of the lower auction volumes and additional costs associated with the holidays and winter weather.

2007 Auction Industry Statistics

The recent 2007 Auction Industry Survey¹ of the National Auto Auction Association (NAAA) projects the gross value of units sold in 2007 at $88.8 billion, up from $86.9 billion a year earlier.  This saw the total number of units entered and sold at auction in 2007 at 15,993,000 and 9,536,000, respectively, indicating a decrease in entries, but a slight increase in units sold from the 2006 levels of 16,292,000 and 9,506,000, reflecting an improvement in the rate of conversion of sales to 60% from 58%.

The NAAA also recently released relevant information including the following tables and statistics through February 2008:²

AUCTIONS (NSA)	Dec 2007	Jan 2008	Feb 2008	2008 YTD
Unit Volume	-8.9	1.8	5.9	3.8
Passenger Cars	-12.8	-0.1	2.3	1.0
Light Trucks	-4.5	3.7	9.9	6.7

AUCTIONS (SAAR)	Dec 2007	Jan 2008	Feb 2008	2008 YTD
Unit Volume (1,000’s)	6,627	6,743	6,969	6,819
Price ($)	9,905	9,827	9,714	10,041
NSA – Not seasonally adjusted         SAAR – Seasonally adjusted, annual rate

•	On a seasonally adjusted basis, auction volumes have been moving up over the past few months and February's level was 150,000 units higher than last February.
•	Based on AuctionNet data unit auction volumes have fared better than retail sales with year-over-year increases in January and February after a large drop in December.
•	Light trucks (CUV, Pickup, SUV, Van) have led the gains with a year to date increase of 6.7% versus only 1.0% for passenger cars.
•	Auction prices have been moving down with more of the declines concentrated in light trucks which have declined in price by 4.7%.
•	Used vehicle retail sales have also declined. However, according to CNW Research, used sales at franchised dealers are up, while sales at independent dealers and private sales are down.
•	March used vehicle sales drop sharply: Total -12.3%, Franchised -11.2%, Independent -13.4%, Private -12.2%.

2007 Wholesale Automotive Markets – Industry Performance³

Average wholesale used vehicle prices were up 1.2% in 2007.  After being a major factor determining wholesale prices in 2006, the role of high fuel prices diminished in 2007 and the role of supply (or lack thereof) increased.  The key driver to wholesale prices in 2007 was the shortage of off-rental program units.  This generally supported prices despite soft retail demand.  After benefiting for much of the year from the off-rental supply shortages, fleet/lease and dealer consignment prices began to decline in late 2007.    While other segments experienced price declines, significant price gains were registered in December for mid-size cars sold by manufacturers (at wholesale auctions).  These are popular rental units which were in particularly short supply.  Commercial fleet sales were up modestly.  Dealer consignment volumes were volatile and fell sharply in December.  Industry dealer consignment volumes were down 3.2% for the year, while fleet/lease volumes fell by 24.3%.  Declining volumes are expected to reverse in 2008 as prices continue to soften in the first half of the year.

Auction conversion (sell-through) rates fell significantly in he fourth quarter of 2007, an indication of market softness, with dealer consignment conversion rates falling 6.9% and fleet/lease conversion rates off 4.7%.

Vehicles in operation in North America continued to increase in 2006, although used vehicle sales experienced a decline in 2006. North America vehicles in operation increased approximately 2 percent in 2006 to 263 million vehicles. Used vehicle sales decreased approximately 3 percent to 45 million vehicles in 2006. The number of vehicles auctioned has been relatively flat over the last five years. Approximately 9.4 million vehicles were auctioned in 2001 compared with approximately 9.5 million in 2006. The decline in retail used vehicle sales in 2006 impacted demand and used vehicle auction volumes.

¹ National Auto Auction Association Auction Industry Survey For Year Ended 12-31-2007
² National Auto Auction Association. Taken from Economic and Industry Report – February 2008 (Publication 4/9/08),  provided by Ira A. Silver, Ph.D., NAAA Economist.  Auction data from AuctionNet
³ Taken from “The Pulse” (2007) and “Global Vehicle Remarketing” (2005-2006), published by ADESA Analytical Services and available for review at:
http://images.adesa.com/publicweb/AnalytServ/Pulse/Pulse_2007_Recap.pdf    and
http://images.adesainc.com/publicweb/AnalytServ/GVR/2006/_GVR_all.pdf

Liquidity and Need for Additional Capital

The Company is currently engaged in its plan of seeking to grow through acquisitions as well as through organic means.  To succeed in doing so, the Company will require additional capital, anticipated to be through sale of Common Stock.

The Company’s liquidity in 2007 was provided through the closing of a private placement of $1,025,000 of common stock in the second quarter of 2007. Presently, the Company’s liquidity is supplemented by a $300,000 line of credit with Wachovia Bank, N.A.  Although the Company presently has a certificate of deposit with the same bank of just over $155,000, this line of credit is used to cover some instances in which payments to dealers selling vehicles through the auction exceeds collected payments for those vehicles.  The Company anticipates increasing the size of the available line as its sales volume grows.  The bank charges an interest rate on the line of credit equal to prime plus 1.5% on the outstanding daily balance, if any.  The line of credit is secured by all of the Company’s deposits at the bank.

Also, the Company will ultimately be forced to seek a larger operating facility for its auction operations in the greater Augusta area, since the auction can not accommodate the anticipated growth at its present location. The Company has plans to utilize the current facility for other auction-related activities after relocating the mainstream auction business to a new location.

Financing of Planned Expansions and Other Expenditures

To assist with providing strategic guidance and direction in the areas of financing, mergers, acquisitions and more, the Company has retained the services of Investment Banker 4G Group, LLC, of Dallas, Texas.  Mr. Christopher A.F. Griffin, 4G’s CEO, works directly with Acacia Automotive’s management in providing these services under the blanket of its investment banking company.  On July 19, 2007, 4G Group acquired Security Research Corporation, a 23 year-old New York-based NASD Member broker-dealer firm that was formed in 1984.  The Company feels that 4G Group and its employees have the experience and wherewithal to guide it through implementation of its strategies.

The Company has signed a Letter of Intent to acquire a profitable automobile auction in the southeastern United States, but for reasons of confidentiality cannot disclose the nature or location of that entity until funding is in place and a final agreement is effected and closed.  That acquisition is anticipated to meet all the Company’s current consolidated operating expenses and result in an ongoing profit from the inception. For that reason, the Company considers this acquisition to be critical to its future success.

Simultaneously with the closing of this planned acquisition, the Company also anticipates making its entry into the wholesale vehicle inventory floor plan financing segment of the industry by providing floor plan and “float” financing to its automobile dealer clients.  Floor plan financing refers to medium-length wholesale financing terms, usually to a maximum of 90 to 120 days. “Float” financing refers to shorter-term wholesale vehicle financing-usually to a maximum of 30 to 60 days, often related to promotional sales activities.

The Company anticipates using the launch of those local financing activities as a springboard to providing financing services to its clients on a regional and ultimately a national basis.  The Company plans to establish a stand-alone subsidiary to accommodate that business model, and to institute those services in its present and future auction operations and potentially to certain other selected well-qualified clients.  The Company anticipates raising capital to accommodate the funding needs for these operations through a combination of the sale of Common stock and the establishment of credit facilities with banks or other lenders.

Financial Reporting and New Technologies

As part of its commitment to improve technologies that will improve our operating and reporting efficiencies, we have engaged a part time senior accounting professional, a certified public accountant, experienced in auto auction management. We plan to eventually hire this individual on a full time basis where we anticipate the completion of a new financial reporting system that integrates tightly with our new software with automatic population of operating data that affects financial reporting.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K.  See “Item 13.  Exhibits, Financial Statements and Reports on Form 8-K.”

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Inherent Limitations on the Effectiveness of Controls Over Financial Reporting

As is typical with most smaller enterprises, our control processes are oriented toward operations, and production of financial statements reflect an outgrowth of operations and results of those operations. Internally, financial statements are a management tool to evaluate the operations and not an end of those operations. We closely monitor the daily results of our cash position and make certain that our cash position is adequate for the foreseeable future. Our financial statements are generated as part of the reporting on our operations, one metric of our operations, and as part of our obligations as a public entity.

The goals of our present extensive effort to upgrade the quality of our software are as follows (a) providing an operating environment in which the Company can monitor and/or combine the operating results of any or all its auctions and other operations as it grows through planned acquisitions, (b) exporting all financial and operating data relative to any one or more of its entities directly to our new financial software, thus greatly reducing the labor requirement and associated costs in the accounting area, (c) providing state-of-the-art access through web-based servers housed in diverse geographical locations throughout the United States for both data security and redundancy in the event of catastrophe, and also eliminating local auction software servers in the process, (d) providing the security of having its data stored and mirrored at two diverse locations that will provide protection from loss in the event of any catastrophe at either, (e) providing a complete portal allowing the Company’s auctions to engage in Internet selling through both static and simulcast sales, and give it the additional exposure required to take its place in the current sales technology environment, (f) increasing the ability of the Company’s auctions to compete in the salvage auction industry as a result of having the current technology expected by salvage industry sellers, and which has not been previously available to us, and (g) promoting increased security because the main servers are located off-site in high-security environments in diverse cities and different states.

Management, including our Chief Executive Officer who acts as our Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and fraud, and our present efforts are oriented on improving the availability and thoroughness of information to management and its efficient reduction to generate financial statements.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.  Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports, such as this report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, particularly our Chief Executive Officer, to allow timely decisions regarding operations and required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of December 31, 2007.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, particularly our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation, management has concluded that its internal control over financial reporting was effective as of December 31, 2007. Nonetheless, our registered public accounting firm has notified us of certain matters that they deem material weaknesses, which are discussed below.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

In the course of conducting our audit for the fiscal year 2007, our auditor, Killman, Murrell & Company, P.C. identified to us material weaknesses involving internal control, although it did not identify to us any report that necessitated restatement. These material weaknesses related to our accounting personnel, accounting for cash, documentation with respect to options and warrants as well as the issuance of common stock.

We believe that two factors most affect these reported material weaknesses, namely, the lack of accounting personnel and the lack of integration of software that manages our operations and our accounting software. Our lack of senior accounting personnel affected the adequacy our general systems and practices. While the failure of the processes and systems affected our documentation of options and warrants as well as one issuance of common stock, all matters of which have been rectified, its most critical manifestation was in the software integration referred to above. We have identified and largely rectified matters regarding the issuance and reporting of checks, although we are yet making certain that our actions will be adequate in that area. Further, we are working with our software vendor to rectify errors in accounting entries, particularly as they relate to problems caused by having to enter several transactions into two systems by making certain that entries into one system automatically populate the other, all elaborated upon above.

All of these issues, we believe, relate most to the lack of accounting personnel, particularly senior accounting personnel. In that regard, we have identified a certified public accountant who is helping us on a part time basis and who has extensive experience in automobile auctions, both in accounting and finance. We plan to hire this individual full time upon funding of our acquisition discussed above.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

The directors and executive officers of the Company, and their respective ages, as of March 31, 2008, and positions held with the Company, are as follows:

Name	Age	Position
Steven L. Sample	60	Director, Chairman of the Board, and Chief Executive Officer
Tony Moorby	59	Director, President and Chief Operating Officer
Patricia Ann Arnold	51	Secretary
Danny Gibbs	51	Director
James C. Hunter, MD	50	Director
V. Weldon Hewitt	69	Director
David Bynum	60	Director
Frank Lawrence	66	Director

Mr. Sample became a director and officer of the Company in August 2006 when he was named as a Director and Chief Executive Officer.  From January 2004 through December 2005, he served as Executive Director of Sales for ADESA Corporation, a firm that operates automobile auctions throughout the United States and Canada.  From January 2002 through December 2003, he was the General Sales Manager of ADESA’s Ocala Florida Auto Auction.  From September 1990 through December 2001, he was employed by Mid-America Auto Auction, an ADT Automotive Auction acquired by Manheim Auctions in 2000, with Mr. Sample serving as General Sales Manager.

Mr. Moorby joined the Company in October 2006 when he was named as a director and as President and Chief Operating Officer.  Beginning in February 2006 he was a Principal of Tony Moorby & Associates, an automotive consultant firm and in June 2006 became a member of Board of Trustees, National Independent Automobile Dealers’ Association (NIADA).  From February 2002 through February 2006, he was Managing Partner of Flying Lion Dealer Services, a dealer services business, and from October 2000 through October 2002 he was Executive Vice President of ADESA Corp where he was responsible for corporate development.  From January 1997 through October 2000 he was President and Chief Executive Officer of ADT Automotive Auction, an automobile auction company with 28 outlets which was sold to Manheim Auctions in October 2000.  Prior to 1997 and commencing in 1982, Mr. Moorby was employed by ADT Automotive Auction for the majority of the time.

Patricia Ann Arnold was named Secretary of the Company on February 1, 2007.  Since January of 2008, Ms. Arnold has served as Executive Assistant to the President of Actus Lend Lease, a division of Bovis Lend Lease. From 2002 through 2007, Ms. Arnold served as a Labor Employment Paralegal with the law firm of Baker, Donelson, Bearman & Caldwell and as a Litigation Paralegal with the law firm of Stewart Estes and Donel from 1997 to 2002, both in Nashville, Tennessee. Prior to that Ms. Arnold was employed in similar positions with law firms in Nashville, Tennessee, and Louisville, Kentucky, since 1984

Mr. Gibbs, a co-founder of Gibbs Construction, Inc. served as its president, general manager, director, and chief financial officer until November 2000 when the Company’s assets and liabilities were transferred to a receiver in bankruptcy.  The Company’s bankruptcy also resulted in Mr. Gibbs’s personal bankruptcy.  From January 2000 through December 2003, Mr. Gibbs was a Senior Project Manager for Thacker Operating Company responsible for estimating costs of construction projects, managing and overseeing them.  Beginning in January 2004 he became a Senior Project Manager for Dimensional Construction, Inc. with similar responsibilities.

Dr. Hunter was appointed to the board of directors on February 1, 2007.  In April 2008 he was named Chief Medical Officer for the Carolinas Medical Center in Charlotte, North Caroline, where he is responsible for physician credentialing and relations with oversight for all quality efforts. In 2005 and prior to April 2008, he was named Chief Medical Officer, Cape Fear Valley Health System in Fayetteville, North Carolina where he also had similar responsibilities. From 1998 to 2005 he was Senior Vice President of Medical Affairs and Chief Quality Officer of Munroe Regional Health System in Ocala, Florida where he had similar responsibilities. During that time, Dr. Hunter earned his MBA degree. From 1995 to 1998 he served as Director of Inpatient Clinical Affairs, Inpatient Internal Medicine, and Emergency Medicine for two healthcare organizations in Myrtle Beach, South Carolina. Prior to 1995 Dr. Hunter was an Emergency Physician.

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

On May 16, 2007, the registrant named David Bynum to its board of directors. Since 2006 Mr. Bynum has been a manager of Bynum Properties which is involved in residential and commercial leasing and custom home construction. From October 2000 through April 2006, Mr. Bynum was employed by ADESA Corporation, a publicly held national automobile auction company. Initially Mr. Bynum was a Regional Vice President of Operations and in January 2004 was named National Director of Heavy Truck and Equipment Sales. For the twelve years prior to 2000, Mr. Bynum served as General Manager of Southern States Vehicle Auction in Atlanta, Georgia under the ownership of ADT Automotive (previously Anglo-American Auto Auctions) before it was sold to Manheim Auctions.

The Company’s Board of Directors named Frank Lawrence to serve as one its directors on November 3, 2007.  Mr. Lawrence was the previous majority owner of the automobile auction located in the Augusta, Georgia area which the Company acquired in July of this year.  Mr. Lawrence is the owner of Bobby Jones Ford-Lincoln-Mercury in Augusta, Georgia, a dealership he has owned since 1991.

Committees of the Board of Directors

At the Annual Meeting of the Board of Directors on November 3, 2007, the board appointed Danny Gibbs, Dr. James C. Hunter, and David Bynum to serve as the Corporation’s Audit Committee, with Danny Gibbs being designated as the financial expert thereof, Mr. Gibbs being independent by virtue of the standards set forth by the American Stock Exchange and by virtue of his experience in the supervision of a principal financial officer and acting in that capacity in a public company.  The duties of the Audit Committee will be to recommend to the entire Board of Directors the selection of independent certified public accountants to perform an audit of the financial statements of the Company, to review the activities and report of the independent certified public accountants, and to report the results of such review to the entire Board of Directors.  The Audit Committee will also monitor the internal controls of the Company.

At that same meeting, the board of directors appointed V. Weldon Hewitt, Dr. James C. Hunter, and David Bynum to serve as the Corporation’s Compensation Committee. The duties of the Compensation Committee will be to provide a general review of the Company's compensation and benefit plans to ensure that they meet corporate objectives and to administer or oversee the Company's Stock Option Plan and other benefit plans.  In addition, the Compensation Committee will review the compensation of officers of the Company and the recommendations of the Chief Executive Officer on (i) compensation of all employees of the Company and (ii) adopting and changing major Company compensation policies and practices.  Except with respect to the administration of the Stock Option Plan, the Compensation Committee will report its recommendations to the entire Board of Directors for approval.

The board of directors at that meeting also appointed Steven L. Sample and Danny Gibbs to serve as the Primary Committee for the Corporation’s 2007 Stock Incentive Plan. The duties of this Primary Committee will be to review, approve, and authorize the issuance of stock and options under the provisions of the Corporation’s 2007 Stock Incentive Plan, whether automatic or otherwise,

Each director will hold office until the next Annual Meeting of Shareholders and until such time as his successor is elected and qualified, subject to prior removal by the shareholders of the Company in accordance with the Bylaws of the Company.  The officers of the Company serve at the discretion of the Board of Directors of the Company.

Code of Ethics

Given that the Company has not had operations for the last several years, the Company has not adopted a Code of Ethics for the principal executive officer, principal financial officer, or principal accounting officer or controller.

Section 16(a) Beneficial Ownership Reporting Compliance

Mr. Sample became an officer, director and 10% owner of the Company on August 15, 2006, and filed the initial report on Form 3 on January 10, 2007, filed a report on Form 3 indicating that status. On February 1, 2007, Mr. Sample received 8,117,500 shares of common stock and 500,000 shares of preferred stock convertible into common stock and on March 23, 2007, April 18, 2007, and April 24, 2007 he made gifts of 228,700 shares 70,000 shares 318,800 shares, 1,500,000 shares, respectively. On June 7, 2007 he converted 500,000 shares into common stock and received warrants for 1,425,000 shares of common stock, all of such transactions being reported on a Form 4 on June 14, 2007. On August 7, 2007, October 29, 2007, and November 9, 2007, Mr. Sample made additional gifts of 9,500 shares, 15,000 shares and 11,000 shares, respectively, which were reported on Form 4 on November 15, 2007.

Gwendolyn Sample, the spouse of Steve Sample, was the recipient of gifts of common stock from Steve Sample and on April 24, 2007 became a 10% owner in the Company, such transactions being reported on Form 4 on June 15, 2007.

On June 15, 2007, Tony Moorby, reported on Form 3 a restricted stock grant of 500,000 shares awarded to him on February 1, 2007. He was named an officer and director on October 10, 2006.

On June 15, 2007, Danny R. Gibbs, V. Weldon Hewitt and James C. Hunter filed Form 3’s reflecting each’s appointment to the board of directors on February 1, 2007.

Messrs. Bynum and Lawrence have not filed Form 3’s reflecting each’s appointment to the board of directors on November 2, 2008, and option awards under the Company 2007 Stock Incentive Plan, nor have Messrs. Gibbs, Hewitt and Hunter filed Form 4’s reflecting outside director’s automatic stock option grants for 15,000 shares granted on the same date.

Item 11.  Executive Compensation

For the fiscal years ended December 31, 2003, 2004 and 2005, the Company did not pay any of its executive officers.  Since January 1, 2006, Mr. Sample has been paid an annual salary of $150,000, and Mr. Moorby’s compensation is an annual salary of $201,000, which began October 1, 2006.  On February 1, 2007, the Company granted 500,000 shares of restricted Common stock to Mr. Moorby under the 2007 Stock Incentive Plan, valued at the time of grant of $5,000. Ms. Arnold’s compensation is limited to a grant of options to acquire for $0.01.

Option Tables

The following table sets forth certain information concerning grants of options to purchase shares of Common Stock of the Company made during the last completed fiscal year to the executive officers named in the Summary Compensation Table.

	EXECUTIVE STOCK OPTION GRANTS
	(YEAR ENDED DECEMBER 31, 2007)
	Number of	Percent of Total	Weighted
	Securities	Options Granted To	Average
	Underlying	Employees In	Per Share	Expiration
Name	Options Granted	Fiscal Year (1)	Exercise Price	Dates
Steven L. Sample(1)	0	0%	n.a.	n.a
Tony Moorby	0	0	n.a.	n.a.
Patricia Arnold(2)	10,000	40	$0.01	2/1/17

(1)
Excludes 1,425,000 warrants are held by Mr. Sample issued in exchange for shares of the Company’s Preferred Stock and not for compensation. The average execution price of the warrants is $2.33 per share, and 1,000,000 of them are tied to specific future performance levels by the company over the next three fiscal years. See “Change of “Control”.

(2)
During the fiscal year ended December 31, 2007, the Company granted a total of 25,000 options to purchase common stock to its employees, executive officers and directors.  Ms. Arnold was awarded the indicated option on February 1, 2007.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 31, 2008, the ownership of Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock, (ii) each director of the Company, and (iii) all directors and officers as a group.  Except as otherwise indicated, each stockholder identified in the table possesses sole dispositive voting and investment power with respect to its or his shares.

	Shares Owned
Name and Address of Beneficial Owner	No. of Shares	Percent

Steven L. Sample (1)	6,679,500	55.7%
Danny Gibbs (2)	62,500	0.5%
Tony Moorby	500,000	4.2%
Patricia Ann Arnold (3)	-	-
James C. Hunter (2)	-	-
V. Weldon Hewitt (2)	-	-
David Bynum(4)	-	-
Frank Lawrence(5)	475,000	4.0%
Gwendolyn Sample	1,707,000	14.2%
All directors and officers as a group (eight persons)	7,692,000	64.2%

(1) Excludes 1,425,000 warrants are held by Mr. Sample issued in exchange for shares of the Company’s Preferred stock and not for compensation. The average execution price of the warrants is $2.33 per share, and 1,000,000 of them are tied to specific future performance levels by the company over the next three fiscal years.  See “Change of Control.”

(2) Excludes options to purchase 25,000 shares of common stock at a weighted average exercise price of $0.48 per share.

(3) Excludes options to acquire 10,000 shares of Common Stock for $0.01 per share.

(4) Excludes options to acquire 25,000 shares of Common Stock at a weighted average exercise price of $0.83 per share.

(5) Excludes 42,500 warrants issued to Frank Lawrence as part of the consideration for purchasing the assets of the Augusta Auto Auction, 75,000 warrants issued in conjunction with a non-compete agreement, and 12,500 warrants issued in conjunction with a private placement offering that closed in June of 2007.  The average execution price of said warrants is $1.77 and expire in July 2012. Also excludes options to purchase 10,000 shares of common stock for $0.80 per share as a director.

Unless otherwise indicated, the address for each of the above named individuals is The Gardner Building, Suite 104, 5414 Maryland Way, Brentwood, TN 37027.

Change of Control

On August 15, 2006, Steven L. Sample acquired for $50,000, 4,000,000 shares, or 46.7%, of the 8,561,000 issued and outstanding shares of Common Stock of the registrant from TAM and its associates.  In addition Mr. Sample paid expenses totaling $138,862, such expenses including the costs associated with completing the bankruptcy proceedings and costs such as arranging for the Company’s SEC filings to be brought current, after which the registrant agreed to effect a one for eight reverse stock split, to issue to Mr. Sample an additional 8,117,500 shares of Common Stock and 500,000 shares of preferred stock.  For the assistance of Harry K. Myers, Jr., a principal of Baker #1, Ltd., the entity owning Thacker Asset Management, LLC, the registrant agreed to issue to him 25,000 shares of preferred stock and 450,000 shares of Common Stock.

To fulfill its obligations under this agreement, the registrant’s board of directors recommended that its stockholders amend its corporate charter to effect a one for eight reverse stock split, to increase the number of authorized shares of Common Stock to 150,000,000 and to create and establish a series of preferred stock.  The distinguishing feature of the Preferred stock was that each share had 50 votes, but if Mr. Sample or the other recipient transfers the shares to any other entity other than for estate planning purposes, the shares automatically converted on a share for share basis to Common Stock and, in any event, automatically convert to Common Stock upon the death of either recipient.

On May 29, 2007, and June 19, 2007, the Corporation’s board of directors issued Common stock and warrants to purchase Common stock in exchange for conversion of all issued and outstanding Preferred shares of the Company.  In exchange for conversion of all the issued and outstanding 525,000 Preferred shares of the Company, the board of directors approved issuance of 525,000 shares of Common stock, of which 95% were issued to Steven L. Sample, its CEO, and 5% were issued to Harry K. Myers, Jr., an affiliate of the Company prior to the acquisition of the majority of the Company's Stock by Steven L. Sample, In addition, the Company issued 1,500,000 warrants, of which 95% were issued to Mr. Sample, and 5% were issued to Mr. Myers, with various exercise prices and certain stipulations attendant to their exercise.  500,000 of those warrants are exercisable immediately with an exercise price of $1.00 with no stipulations. The difference between the $1.00 exercise price and the $2.00 selling price of the common stock at the time of the award was recognized as a beneficial conversion expense to the Company of $500,000 at June 30, 2007. The remaining 1,000,000 warrants are exercisable in the same relative percentages during the vesting periods shown and at the prices indicated in the following table:

Vesting Year	Price	Number
2008	$2.00	333,000
2009	$3.00	333,000
2010	$4.00	334,000

Item 13. Certain Relationships and Related Transactions

With respect to certain transactions regarding the restructuring of the Company’s corporate charter and transactions with Mr. Sample, see Item 11. – Change of Control.

In 2006 the board of directors named Gwendolyn Sample as the Company’s assistant secretary and granted her an option to acquire 5,000 shares of Common Stock for $0.01 per share.  Ms. Sample is the spouse of Steven L. Sample.  In addition, the board of directors paid L. Palmer Sample 10,000 shares of Common Stock for work performed on the company’s e-mail system and web site and hosting thereof.  L. Palmer Sample is the son of Steven L. Sample. Mr. Sample’s spouse and his son disclaim any beneficial ownership by Mr. Sample of any shares or options they own, and they disclaim any beneficial ownership of any shares or warrants he owns.

The Company provides an automobile for the use of Mr. Sample.

Item 14. Principle Accountant Fees and Services

The following is a summary of the aggregate fees billed to us for fiscal 2007 by Killman, Murrell & Company, P.C.:

Audit Fees

Fees for audit services totaled approximately $39,260 in 2007, including fees for professional services for the audit of our annual financial statements and for the reviews of the financial statements included in each of our quarterly reports on Form 10-QSB or Form 8-K.

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) Financial Statements

The following financial statements are included herewith:

Page
Report of Independent Certified Public Accountants	F-1
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Stockholders’ Deficit	F-4 - F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7 - F-18

(b) Reports on Form 8-K

None

(c) Exhibits

3.1*	Restated Articles of Incorporation, as amended (incorporated by reference from a similarly numbered exhibit filed with the Company’s Registration Statement No. 33-97308-D)

3.2*	Bylaws (incorporated by reference from a similarly numbered exhibit filed with the Company’s Registration Statement No. 33-97308-D)

3.3*	Amendments to Bylaws

4.1*
Form of Warrant Agreement Covering Redeemable Common Stock Purchase Warrants (incorporated by reference from a similarly numbered exhibit filed with the Company’s Registration Statement No. 33-97308-D)

10.1*	Revised form of Representative’s Warrant and Registration Rights Agreement (incorporated by reference from a similarly numbered exhibit filed with the Company’s Registration Statement No. 33-97308-D)

10.2*	Copy of 1995 Incentive Stock Option Plan (incorporated by reference from a similarly numbered exhibit filed with the Company’s Registration Statement No. 33-97308-D)

10.3*	Copy of Outside Director Stock Option Plan (incorporated by reference from a similarly numbered exhibit filed with the Company’s Registration Statement No. 33-97308-D)

10.4*	Copy of Warrant Agreement between the Company and Can Am Capital (incorporated by reference from a similarly numbered exhibit filed with the Company’s Registration Statement No. 33-97308-D)

10.5*
Copy of Note and Security Agreement between the Company and Bronco Bowl Holding, Inc. (incorporated by reference from a similarly numbered exhibit filed with the Company’s Registration Statement No. 33-97308-D)

10.6*	diversified Employee Leasing, Inc. Client Service Agreement (incorporated by reference from a similarly numbered exhibit filed with the Company’s Registration Statement No. 33-97308-D)

10.7*	Stock Purchase and Subscription Agreement

10.8*	Letter of Agreement concerning transfer of shares, payment and delivery thereof, Lien Release, Power of Attorney, Irrevocable Voting Proxy, acknowledgements, et al

10.9*	Letter of Agreement concerning transfer of shares

*           Previously filed

Killman, Murrell & Company, P.C.
Certified Public Accountants

1931 E. 37th Street, Suite 7	3300 N. A Street, Bldg. 4, Suite 200	2626 Royal Circle
Odessa, Texas 79762	Midland, Texas 79705	Kingwood, Texas 77339
(432) 363-0067	(432) 686-9381	(281) 359-7224
Fax (432) 363-0376	Fax (432) 684-6722	Fax (281) 359-7112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Acacia Automotive, Inc. and Subsidiary
Brentwood, Tennessee

We have audited the accompanying consolidated balance sheets of Acacia Automotive, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acacia Automotive, Inc. as of December 31, 2007, and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 12 to the financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern.   Management’s plans in regard to these matters are described in Note 12.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Killman, Murrell & Company, P.C.
Killman, Murrell & Company, P.C.
Odessa, Texas

March 30, 2008

ACACIA AUTOMOTIVE, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2006	2005
ASSETS
CURRENT ASSETS
Cash	$203,077	$1,432
Accounts receivable	210,130	-
Employee receivables	294	-
Deposits and prepaid expenses	33,562	469
Total Current Assets	447,063	1,901
PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $13,707 and $2,869 in 2007 and 2006, respectively	203,142	28,205

OTHER ASSETS
Goodwill	427,929	-
Customer list and Non-Compete Agreement, net of amortization
of $85,283	555,850	-
Total Other Assets	983,779	-
TOTAL ASSETS	$1,633,984	$30,106

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$224,928	$54,363
Accrued liabilities	87,238	239,395
Line of credit	139,900	-
Capital lease obligations, current portion	11,706	-
Shareholder payables	47,104	10,765
Total Current Liabilities	510,875	304,523
NONCURRENT LIABILTIES
Capital lease obligations, less current portion	32,078	-
TOTAL LIABILITIES	542,953	304,523

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred Stock, $0.001 par value,
525,000 shares authorized, issued and outstanding	-	525
Common stock, $0.001 par value, 150,000,000 shares authorized;
11,997,524 and 9,935,023 shares issues and outstanding,
respectively	11,997	9,935
Additional paid-in capital	10,918,722	5,703,930
Retained deficit	(9,839,688)	(5,988,807)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,091,031	(274,417)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)
AND LIABILITES	$1,633,984	$30,106

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
REVENUES
Buyers fees	$159,288	$-
Sellers fees	225,876	-
Other revenue	38,240	-
Total Revenues	423,404	-
OPERATING EXPENSES
Cost of fees earned	100,937	-
Paid in common stock	-	31,400
Employee compensation	2,076,538	215,570
General and administrative	1,498,506	197,340
Depreciation and amortization	101,270	2,869
Beneficial conversion of preferred stock	500,000	-
Total Operating Expenses	4,277,251	447,179
Operating loss before other income (expense)
and income taxes	(3,853,847)	(447,179)
OTHER INCOME (EXPENSE)
Interest Income	8,223	-
Interest Expense	(2,890)	(497,794)
Loss on sale of assets	(2,367)	-
Total Other Income (Expense)	2,966	(497,794)
Income Tax	-	-
Net loss	$(3,850,881)	$(944,973)
BASIC AND DILUTED LOSS PER SHARE
Weighted average shares outstanding	10,997,523	4,423,000
Loss per share	$(0.35)	$(0.21)

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2007 AND 2006

	Preferred Stock
	$0.001 Par Value		Common Stock		Retained
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Total
Restated Balance
December 31, 2005	-	$-	1,107,524	$1,107	$5,042,727	$(5,043,834)	$-
August 15, 2006
Stock Issued for Services	25,000	25	450,000	450	10,925	-	11,400
Stock Issued for Payment of
Expenses and Equipment	500,000	500	8,117,500	8,118	130,244	-	138,862
December 31, 2006
Fair Value of Stock Purchase
Warrants Issued for Interest	-	-	-	-	497,794	-	497,794
Exercise of Stock Purchase
Warrants	-	-	250,000	250	2,250	-	2,500
Stock Issued for Services	-	-	10,000	10	19,990	-	20,000
Net Loss	-	-	-	-	-	(944,973)	(944,973)
Balance
December 31, 2006	525,000	525	9,935,024	9,935	5,703,930	(5,988,807)	(274,417)
February 1, 2007
Warrants Issued	-	-	-	-	497,930	-	497,930
Stock Options Issued	-	-	-	-	15,060	-	15,060
May 16, 2007
Stock Options Issued	-	-	-	-	2,277	-	2,277
May 29, 2007
Warrants Issued	-	-	-	-	605,348	-	605,348

(continued)
The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2007 AND 2006

	Preferred Stock
	$0.001 Par Value		Common Stock		Retained
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Total
June 22, 2007
Conversion of $525,000
shares of Preferred Stock
to Common Stock	(525,000)	(525)	525,000	525	500,000	-	500,000
Sale of Common Stock	-	-	512,500	512	1,024,488	-	1,025,000
Stock Warrants Issued	-	-	-	-	430,300	-	430,300
Stock Issued for Services	-	-	500,000	500	999,500	-	1,000,000
July 10, 2007
Stock Issued in Acquisition	-	-	500,000	500	791,077	-	791,577
Issue of Non-Compete Agreement	-	-	-	-	266,134	-	266,134
Warrants Issued in Acquisition	-	-	39,983	-	39,983
November 2, 2007
Stock Options Issued	-	-	-	-	22,720	-	22,720
November 3, 2007
Stock Issued for Services	-	-	25,000	25	19,975	-	20,000
Net Loss	-	-	-	-	-	(3,850,881)	(3,850,881)
Balance
December 31, 2007	-	$-	11,997,524	$11,997	$10,918,722	$(9,839,688)	$1,091,031

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash flows from operating activities
Net loss	$(3,850,881)	$(944,973)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	101,270	2,869
Common stock issued for services	1,020,000	31,400
Stock options and warrants issued for services	1,573,633	-
Stock purchase warrant issued for interest	-	497,794
Beneficial conversion	500,000	-
Loss on disposal of assets	2,367	-
Changes in operating assets and liabilities
Accounts receivable	(210,130)	-
Employee receivables	(294)	-
Deposits and prepaid expenses	(33,093)	-
Accounts payable	164,392	54,362
Accrued liabilities	(152,160)	215,570
Net cash used in operating activities	(884,896)	(142,978)
Cash flows from investing activities
Proceeds from sale of assets	22,061	-
Purchase of property and equipment	(136,759)	-
Net cash used in investing activities	(114,698)	-
Cash flows from financing activities
Borrowings from line of credit	667,900	-
Repayments on line of credit	(528,000)	-
Sale of common stock	1,025,000	-
Shareholder payables	36,339	144,410
Net cash provided by financing activities	1,201,239	144,410
Net increase in cash and cash equivalents	201,645	1,432
Cash, beginning of year	1,432	-
Cash, end of year	$203,077	$1,432

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 - THE COMPANY

Acacia Automotive, Inc. (“Acacia” or the “Company”) is engaged in acquiring and operating automotive auctions, including automobile, truck, equipment, boat, motor home, RV, and other related vehicles.  Following is a history of the Company.

Gibbs Construction, Inc. (“Gibbs”) was a full service, national commercial construction company located in Garland, Texas.  During 1999, Gibbs experienced significant losses associated with certain construction projects, which were bonded by Gibbs’ primary bonding surety.  In the fourth quarter of 1999, Gibbs’ bonding surety notified Gibbs that it would no longer provide completion and payment bonds for Gibbs’ construction projects.  Given these events, Gibbs began a series of negotiations with its bonding surety in December of 1999, which resulted in a written agreement in January of 2000, whereby the bonding surety would provide funds to finish certain projects and required Gibbs to terminate construction on other projects.  These events led to Gibbs inability to satisfy its debts in the ordinary course of business and on April 20, 2000, Gibbs filed a Petition pursuant to Chapter 11 of the United States Bankruptcy Code.

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

(Continued)

ACACIA AUTOMOTIE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

ACACIA AUTOMOTIE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

USE OF ESTIMATES - Preparing the Company’s financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS - The Company considers all short-term investments purchased with a maturity of three months or less to be cash equivalents.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost less accumulated depreciation.  Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally three to fifteen years.  Depreciation expense for the years ended December 31, 2007 and 2006 totaled $13,707 and $2,869, respectively.

CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company maintains cash balances at financial institutions, which at times, exceed federally insured amounts. The Company has not experienced any material losses in such accounts.

The carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments.

RECLASSIFICATIONS – Certain reclassifications have been made to previously reported amounts, so that the prior year’s presentation is comparative with the current year’s presentation.

(Continued)

ACACIA AUTOMOTIE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME TAXES - The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets or the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns. The Company currently has substantial net operating loss carryforwards.  The Company has recorded a valuation allowance equal to the net deferred tax assets due to the uncertainty of the ultimate realization of the deferred tax assets.

ADVERTISING COSTS - Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2007 and 2006 amounted to $17,739 and $4,668, respectively.

CONTINGENCIES - Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is possible that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

STOCK BASED COMPENSATION - As of January 1, 2006, the Company adopted SFAS No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS 14B, “Accounting for Stock-Based Compensation-Transaction and Disclosure”, which established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation.  During the year ended December 31, 2007, the Company issued stock awards to employees in the amount of $1,020,000. For the year ended December 31, 2006, no stock awards were issued to employees.

COMMON STOCK PURCHASE WARRANTS - The Company has issued common stock purchase warrants as payments to individuals for providing services or financial resources to the Company.  The Company’s management selected the Black-Scholes valuation method to calculate the fair value of the common stock purchase warrants.

(Continued)

ACACIA AUTOMOTIE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

COMMON STOCK PURCHASE WARRANTS - On February 1, 2007, the Company issued stock purchase warrants to purchase 250,000 shares of the Company’s common stock for $0.01, with a life of five (5) years. The aggregate value of these stock purchase warrants was $497,930 which was recognized as interest expense at December 31, 2006. The Black Sholes model assumptions were:

Estimate fair value	$1.99
Expected life (years)	2.5
Risk free interest rate	4.96%
Volatility	212%
Dividend yield	-

These shares were exercised on February 1, 2007.

On May 29, 2007, the Company issued stock purchase warrants to purchase 1,500,000 shares of the Company’s common stock for $1.00 to $4.00, with a life of five (5) years in connection with the conversion of the preferred stock. The aggregate value of these stock purchase warrants was $605,348. 1,000,000 of these warrants can only be exercised upon the meeting of a qualifying event or at the discretion of the Board of Directors. The Black Sholes model assumptions were:

Estimate fair value	$0.92
Expected life (years)	2.5
Risk free interest rate	4.88%
Volatility	212%
Dividend yield	-

On June 22, 2007, the Company issued stock purchase warrants to purchase 256,250 shares of the Company’s common stock for $1.00, with a life of five (5) years.  The aggregate value of these stock purchase warrants was $430,300 which was a part of the stock subscription and recognized as wages, consulting and directors’ fees. The Black Sholes model assumptions were:

Estimate fair value	$1.30
Expected life (years)	2.5
Risk free interest rate	4.92%
Volatility	212%
Dividend yield	-

(Continued)

ACACIA AUTOMOTIE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On July 10, 2007, the Company issued stock purchase warrants to purchase 50,000 shares of the Company’s common stock for $1.00, with a life of five (5) years. The aggregate value of these stock purchase warrants was $39,983 and was included in the purchase price of certain assets and liabilities of Augusta Auto Auction, Inc. The Black Sholes model assumptions were:

Estimate fair value	$0.80
Expected life (years)	2.5
Risk free interest rate	4.92%
Volatility	212%
Dividend yield	-

In conjunction with the purchase of Augusta Auto Auction, Inc. stock purchase warrants to purchase the Company’s common stock for $1.00 to $4.00 with a life of five (5) years were issued pursuant to a two-year non-compete agreement with two of the previous owners of the auction. The aggregate value of these stock purchase warrants was $266,134.  The Black Sholes model assumptions were:

Estimate fair value	$1.95
Expected life (years)	2.5
Risk free interest rate	4.92%
Volatility	212%
Dividend yield	-

RECENT ACCOUNTING PRONOUNCEMENTS - Statement No. 158,”Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” – an amendment of FASB Statements No. 87, 88, 016, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan)  as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for –profit organization.

Statement No. 157, “Fair Value Measurements” - This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements.

Statement No. 156, “Accounting for Servicing of Financial Assets” - an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.

In the opinion of management, these Statements will have no material effect on the December 31, 2007 and 2006 financial statements of the Company.

ACACIA AUTOMOTIE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer (“CEO”) and majority stockholder have provided monies to pay substantially all operating expenses since business activities resumed in July 2006.  The following summarizes the activity and balance due the stockholder:

	2007	2006

Description	Amount	Amount

Payments made by stockholder
Opening expenses	$165,218	$144,410
Operating expenses	47,104	-
Equipment	7,248	7,248
Prepaid	469	469
	220,039	152,127
Less:
Purchase of Common Stock	(138,862)	(138,862)
Stock Purchase Warrant Exercise	(2,500)	(2,500)
Payment	(31,573)	-

Due to Stockholder, December 31	$47,104	$10,765

The Company granted 10,000 shares of common stock options to each of its three outside directors on February 1, 2007 upon their appointment in accordance to the Stock Incentive Plan for 2007, and to one outside director on May 16, 2007 upon their appointment in accordance to the Stock Incentive Plan for 2007.

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

ACACIA AUTOMOTIE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2007 and 2006:

	2007	2006

Leasehold improvements	$40,987	$-
Vehicles	31,860	31,074
Capital Leases	43,785	-
Furniture & fixtures	2,403	-
Computers & Equipment	97,814	-
	216,849	31,074
Less accumulated depreciation	(13,707)	(2,869)
	$203,142	$28,205

NOTE 5 - INCOME TAXES

At December 31, 2007, the Company had a net operating loss carryforward of approximately $11,424,000 which will expire beginning in 2017.  A valuation allowance has been provided for the deferred tax asset as it is uncertain whether the Company will have future taxable income. A reconciliation of the benefit for income taxes with amounts determined by applying the statutory federal income rate of (34%) to the loss before income taxes is as follows:

	2007	2006
Benefit for Income Taxes Computed using the statutory rate of 34%	$1,301,562	$321,291
Non-Deductible Expense	(1,043,549)	(181,578)
Change in Valuation Allowance	(258,013)	(139,713)
Provision for Income Taxes	$-	$-

Significant components of the Company’s deferred tax liabilities and assets were as follows at December 31, 2007 and 2006.

	2007	2006
Deferred Tax Liabilities
Deferred Tax Assets
Tax Operating Loss Carryforward	$3,884,429	$3,626,451
Employee Compensation	-	73,294
Contributions	34	41
	3,884,463	3,699,786
Valuation Allowance	(3,884,463)	(3,699,786)
	$-	$-

ACACIA AUTOMOTIE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 6 - STOCKHOLDERS’ EQUITY

Preferred Stock

In 2000, the bankruptcy court authorized the issuance of 1,000,000 shares of no par value preferred stock to the Company’s bonding surety. These preferred shares have a liquidation preference value of $0.20 per share and have a six percent (6%) non-cumulative dividend rate.  On October 27, 2006, the bonding surety agreed to exchange the 1,000,000 shares of no par value preferred stock for 100,000 shares of the Company’s $0.001 par value common stock.

In July 2006, the Company’s Board of Directors authorized a 2,000,000 share series of preferred stock and the Board of Directors were authorized to fix:

•	The number of share constituting each series of preferred stock
•	Voting rights, powers, preferences, and conversion rights

At December 31, 2006, 525,000 shares of Series A Preferred Stock were outstanding.  In the second quarter of 2007 the 525,000 outstanding shares of $0.001 par value Series A Preferred Stock were converted to 525,000 shares of $0.001 par value common stock. The Company issued 500,000 warrants to an officer and a related party exercisable immediately with an exercise price of $1.00.  The difference between the exercise price and the $2.00 current selling price of the common stock was recognized as a beneficial conversion expense of $500,000.

These same individuals were issued the following warrants:

Vesting Year	Price	Number

2008	$2.00	333,000
2009	$3.00	333,000
2010	$4.00	334,000

		1,000,000

The vesting is subject to the Company attaining certain performance levels.

(Continued)

ACACIA AUTOMOTIE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 6 - STOCKHOLDERS’ EQUITY (continued)

Common Stock

Prior to July 25, 2006, the Company had authorized 15,000,000 shares of $0.01 par value common stock and 8,561,000 common shares outstanding. On July 25, 2006, the Company’s Board of Directors approved the following actions which have been retroactively reflected in the Statement of Stockholders’ Equity.

•	The abandonment of 501,000 shares of common stock issued to the creditor trust, on October 5, 2006.
•	Change in par value for $0.01 to $0.001.
•	One (1) for eight (8) reverse stock split.

In the second quarter of 2007, 512,500 shares of common stock were sold and 500,000 shares were issued for services.

On July 10, 2007, the Company issued 500,000 shares of common stock and 50,000 stock warrants in exchange for the acquisition of certain assets and liabilities of Augusta Auto Auction, Inc.  The warrants have an exercise price of $1.00 per share and expire on July 10, 2012.

There were 50,000 shares issued in the fourth quarter for services.

As of December 31, 2007, the company had 11,997,524 shares of $0.001 par value common stock outstanding.

Retained Deficit

Gibbs Construction, Inc ceased operations in 2002 until it was purchased by the Company in July, 2006.  The retained deficit balance as of December 31, 2007 and 2006 amounted to $9,816,930 and $5,988,807, respectively.

 NOTE 7 - BUSINESS COMBINATION

On July 10, 2007, Acacia Automotive, Inc. (“Buyer”) purchased certain assets and liabilities of Augusta Auto Auction, Inc. (“Seller”) in exchange for 500,000 shares of common stock and 50,000 stock warrants in order to expand operations in the automotive industry.  Acacia Automotive, Inc., through its wholly-owned subsidiary Acacia Augusta Vehicle Auction, Inc., operates an auto auction in the Augusta, Georgia area from a leased facility located in North Augusta, South Carolina.  The purchase was accounted for under the purchase method of accounting.  The results of operations for the Acacia Augusta Vehicle Auction, Inc. business are included in these financial statements from the date of the purchase.

(Continued)

ACACIA AUTOMOTIE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 7 - BUSINESS COMBINATION (continued)

The following table summarizes the amounts assigned to the assets acquired and the liabilities assumed at the date of acquisition:

Property and equipment	$34,806
Customer list	375,000
Goodwill	427,929
Non Compete Agreement	266,134
Total assets acquired	1,103,869

Current liabilities	(6,173)
Total liabilities assumed	(6,173)
Net assets acquired	$1,097,696

The non-compete agreement was purchased in conjunction with the business combination for $266,134 and is being amortized over two years. The customer list is being amortized over ten years. Amortization expense totaled $85,283 for the year ended December 31, 2007.

Future estimated amortization expense is:

2008	$170,567
2009	104,033
2010	37,500
2011	37,500
2012	37,500
Thereafter	168,750

NOTE 8 - PROMISSORY NOTE (LINE OF CREDIT)

On July 31, 2007, the Company entered into a loan agreement with Wachovia Bank, NA to provide a credit facility up to $300,000.  During the period ending December 31, 2007, the Company borrowed approximately $667,900 and repaid approximately $528,000 on this credit line.  As of December 31, 2007, $139,900 was owed the bank.

ACACIA AUTOMOTIE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 9 - NON-CASH INVESTING AND FINANCING ACTIVITIES

As of December 31, 2007 and 2006, the Company had the following non-cash investing and financing activities:

	2007	2006

Preferred stock	$525	$500
Common stock	(1,025)	8,368
Non Compete Agreement	266,134	-
Additional paid-in capital	(1,097,196)	132,494
Prepaid expenses	-	(469)
Accounts payable	(6,173)	-
Accrued liabilities	-	23,825
Shareholder payables	-	(133,645)
Equipment	34,806	(7,248)
Vehicles	-	(23,825)
Intangibles	802,929	-
Leased Equipment	(43,785)	-
Capital Lease Obligations	43,785	-

NOTE 10 – OPERATING LEASES

The Company leases office space from Murray Investments for the Augusta Auto Auction a subsidiary of the Company. The rent is $2,700 per month. Rent expense amounted to $13,500 and zero for the years ended December 31, 2007 and 2006, respectively.

The Company also began leasing office space for the corporate office in Brentwood, Tennessee in September, 2007.  The lease is for 12 months, with an option for renewal at the end of the lease. Rent is $2,000 per month.  Rent expense amounted to $8,000 and zero for the year ended December 31, 2007 and 2006, respectively.

ACACIA AUTOMOTIE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 11 – CAPITAL LEASES

The following are capital leases acquired as of December 31, 2007:

IBM Credit, LLC – monthly payments of $164, including interest at 8.01% secured by computer equipment, matures December 31, 2010	$5,903

CIT Technology Financing Services, Inc – monthly payments of $436, including interest at 20.24% secured by computer equipment, matures November 30, 2010	15,692

CIT Technology Financing Services, Inc – monthly payments of $716, including interest at 20.82% secured by computer equipment, matures November 14, 2010	25,780

VAR Resources, Inc – monthly payments of $591, including interest at 24.18 secured by computer equipment, matures September 30, 2010	10,633

Total payments under capital lease	58,008
Less interest	(14,223)
43,785
Less current portion	(11,706)

$32,079

Future minimum lease payments under capital lease are:

2008	$19,336
2009	19,336
2010	19,336

$58,008

NOTE 12 – GOING CONCERN

As of December 31, 2007, the Company has limited disposable cash and its revenues are not sufficient to, and cannot be projected to, cover operating expenses and expansion by the Company.  The factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans include attempting to find additional operational auto auctions to buy and raising funds from the public through a stock offering. Management intends to make every effort to identify and develop sources of funds.  There is no assurance that Management’s plans will be successful.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acacia Automotive, Inc.

Date: April 15, 2008	By:	/s/ Steven L. Sample
Steven L. Sample,
Chief Executive Officer and Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven L. Sample	Director	April 15, 2008
Steven L. Sample

/s/ Tony Moorby	Director	April 15, 2008
Tony Moorby

/s/ Danny R. Gibbs	Director	April 15, 2008
Danny R. Gibbs

/s/ Dr. James C. Hunter	Director	April 15, 2008
Dr. James C. Hunter

/s/ V. Weldon Hewitt	Director	April 15, 2008
V. Weldon Hewitt

/s/David Bynum	Director	April 15, 2008
David Bynum

/s/ Frank Lawrence	Director	April 15, 2008
Frank Lawrence