Form 10-Q
period 2008-03-31
ACACIA AUTOMOTIVE INC
filed 2008-06-04
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________ to ______________

Commission file number: 1-14088

Acacia Automotive, Inc.
(Exact name of small business issuer as specified in its charter)

Texas	75-2095676
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

The Gardner Building – Suite 104, 5214 Maryland Way, Brentwood, TN	37027
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2008:  11,997,524.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
ACACIA AUTOMOTIVE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$259,729	$203,077
Escrow cash –future common stock sale	80,000	-
Accounts receivable	312,759	210,130
Employee receivables	294	294
Deposits and prepaid expenses	18,562	33,562
Total Current Assets	671,344	447,063

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $26,827 and $13,707 in 2008 and 2007, respectively	197,007	203,142
OTHER ASSETS
Goodwill	427,929	427,929

Customer list and Non-Compete Agreement, net of amortization of $127,925 and $85,283, respectively	513,209	555,850
Total Other Assets	941,138	983,779
TOTAL ASSETS	$1,809,489	$1,633,984
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$510,882	$224,927
Accrued liabilities	176,344	87,238
Line of credit	98,900	139,900
Stock subscriptions payable	80,000	-
Capital lease obligations, current portion	11,914	11,706
Shareholder payables	32,467	47,104
Total Current Liabilities	910,507	510,875
NONCURRENT LIABILTIES
Capital lease obligations, less current portion	31,871	32,078
TOTAL LIABILITIES	942,378	542,953
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value,
1,475,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized;
11,997,524 shares issued and outstanding.	11,997	11,997
Additional paid-in capital	11,240,160	10,918,722
Retained deficit	(10,385,046)	(9,839,688)
TOTAL STOCKHOLDERS' EQUITY	867,111	1,091,031

TOTAL STOCKHOLDERS' EQUITY AND LIABILITES	$1,809,489	$1,633,984

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007
REVENUES
Buyers fees	$81,382	$-
Sellers fees	128,332	-
Other Revenue	4,506	-
Total Revenues	214,220	-
OPERATING EXPENSES
Cost of fees earned	34,845	-
Employee compensation	467,544	1,115,515
General and administrative	201,541	51,724
Depreciation and amortization	55,762	1,822
Total operating expenses	759,692	(1,169,061)
Operating loss before other income (expense) and income taxes	(545,472)	(1,169,061)
OTHER INCOME (EXPENSE)
Interest Income	2,021	137
Interest Expense	(1,908)	-
Loss on sale of assets	-	-
Total Other Income (Expense)	113	137
Income Tax	-	-
Net loss	$(545,359)	$(1,168,924)
BASIC AND DILUTED LOSS PER SHARE
Weighted average shares outstanding	11,997,524	10,262,801
Loss per share	$(0.05)	$(0.11)

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007
Cash flows from operating activities
Net loss	$(545,359)	$(1,168,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,761	1,822
Common stock issued for services	-	1,000,000
Stock options and warrants issued for services	321,438	30,225
Changes in operating assets and liabilities
Accounts receivable	(102,629)	-
Deposits and prepaid expenses	15,000	-
Accounts payable	285,956	28,842
Accrued liabilities	89,106	87,750
Shareholder payables	(14,636)	20,808
Net cash used in operating activities	104,637	523
Cash flows from investing activities
Purchase of property and equipment	(6,985)	(422)
Cash flows from financing activities
Escrow account	(80,000)	(100,000)
Common stock subscription payable	80,000	100,000
Borrowings from line of credit	635,000	-
Repayments on line of credit	(676,000)	-
Net cash used by financing activities	(41,000)	-
Net increase in cash and cash equivalents	56,652	101
Cash, beginning of period	203,077	1,432
Cash, end of period	$259,729	$1,533

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Acacia Automotive, Inc. (“Acacia” or the “Company”) is engaged in acquiring and operating automotive auctions, including automobile, truck equipment, boat, motor home, RV and other related vehicles.

BASIS OF PRESENTATION – The Company has elected to prepare its financial statements in accordance with generally accepted accounting principles (United States) with December 31, as its year end.  The financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for annual financial information and with the instructions to Form 10-Q and Article 10 of Regulation SX.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, all adjustments considered necessary for a full presentation have been included.  All such adjustments are of a normal and recurring nature.

Historically, the Company had issued warrants to purchase shares of our common stock in connection with certain of its debt and equity financings.  The Company records each of the securities issued on a relative fair value basis up to the amount of the proceeds received.  The Company estimates the fair value of the warrants using the Black-Scholes option pricing model.  The Black-Scholes model is dependent on a number of variables and estimates including: interest rates, dividend yield, volatility and the expected term of the warrants.  The estimates are based on market interest rates at the date of issuance, our past history for declaring dividends, the Company’s estimated stock price volatility and the contractual term of the warrants.  The value ascribed to the warrants in connection with debt offerings is considered a cost of capital and amortized to interest expense over the term of the debt.

CONSOLIDATION – The Company owns 100% of the voting stock of Acacia Augusta Vehicle Auction, Inc.  The consolidated financial statements include the accounts of the Company and Acacia Augusta Vehicle Auction, Inc.  All significant intercompany accounts and transactions are eliminated in consolidation.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The Company neither has sufficient cash on hand nor is it generating sufficient revenues to cover its operating overhead.  These facts raise doubt as to the Company’s ability to continue as a going concern.  The Company has been operating over the past year based on the proceeds from the sale of Common stock in private offerings, loans from its officers/directors, and revenues from its auction operating unit.  There is no guarantee that such officers/directors will continue to provide operating funds for the Company.  In order to pursue its goals and commitments, the Company will be required to obtain significant funding to meet its projected minimum expenditure requirements.  Management’s plans include raising funds from the public through a private placement stock offering, acquiring additional auto auction operations that will provide profitability and liquidity, and attempting to increase the revenues from its current auction operations.  Management intends to make every effort to identify and develop sources of funds, but there is no assurance that Management’s plans will be successful.

The Company has entered into a Letter of Intent to acquire its next auto auction operation.  If it were to be successful in arranging the funding for that acquisition and consummate the purchase through a definitive agreement, the Company anticipates that it would thereafter be cash flow positive.  This assumption is based on the past three years’ unaudited financials provided to the Company by that target entity, and is subject to updated information at the time of any consummation of the transaction. There is no assurance the Company will achieve its funding goals or complete the transaction as planned.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Form 10-Q contain forward-looking information. The forward-looking information involves risks and uncertainties that are based on current expectations, estimates, and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking information. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of internal operations, impact of competition and other risks detailed below as well as those discussed elsewhere in this Form 10-Q and from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, general economic and market conditions and growth rates could affect such statements.

General

Discussion Regarding the Company’s First Acquired Operating Entity

With the acquisition of the Augusta Auto Auction on July 10, 2007, the Company commenced operations, ceased being a shell company, and conducted its first weekly auction on July 11th under Acacia’s management.  The Company’s only operations in 2007 were those operations, and those operations remain the Company’s only operations.

During the third and fourth quarters of 2007, the Company made substantial improvements to the physical plant in Augusta and upgraded our technology equipment and software. Our commitment to software enhancement involved installation of an auction operating system in which we agreed to assist the vendor in more fully broadening the software’s functionality. We believe that many of the difficulties encountered in the initial installation have been resolved; however, we continue to work with the vendor to improve the software’s speed and functionality for Acacia’s specific needs and for use its use in the whole-car auction industry in general. Based on the representations of our supplier, we also anticipate that the software’s accounting functionality will substantially increase control of and reporting about our operations, features that are still being planned and developed.

The objectives we seek to be achieved with the new software include (a) providing an operating environment in which the Company can monitor and/or combine the operating results of any or all its auctions and other operations in real time as it grows through planned acquisitions; (b) exporting all financial and operating data relative to any one or more of its entities directly to our new financial reporting software, thus greatly reducing the labor requirement, time to reporting delays, and associated costs in the accounting area even as the Company is given faster and broader access to its information and operating statistics; (c) providing state-of-the-art, redundant access through web-based servers utilizing Oracle database technologies housed in high-security environments at diverse geographical locations; (d) providing a complete portal allowing the Company’s auctions to engage in Internet selling through both static and simulcast sales, giving it the additional exposure required to take its place in the current sales technology environment; and (e) increasing the ability of the Company’s auctions to better compete in the salvage auction industry as a result of having the current high level of technology demanded by larger salvage industry sellers and which has not been previously available to the Company.

Operating Results of the Auction

The Auction incurred a loss of $43,445 for the three months ended March 31, 2008. Of that loss, $54,855 represented non-cash expenses for amortization and depreciation, leaving the auction in a cash-flow positive posture for the period. Additionally, more than $25,000 represented non-recurring cash expenses associated with the improvements described above that were not capitalized.

Wholesale automotive markets remain suppressed throughout the entire U.S. as compared to previous year’s levels, although not so much as the retail markets. While lower volumes of vehicles are generally available to the wholesale markets as compared to the prior year, the constrictions are not sufficient to preclude profitability.  During previous periods of economic downturns and recession, the automotive auction industry has traditionally fared well compared to many other industries.

The first quarter of 2008 saw a small increase in the number of vehicles entered at our Augusta Auto Auction operation, but more notable were decreases in the number of units sold as reflected by a lower conversion rate than in the same period of 2007.  As previously indicated, the Company anticipated this as a result of generally-weakening economic conditions, reduced productivity at automotive manufacturers, tightening credit and higher consumer interest rates, and other negative pressures affecting trade in general. In addition to a sluggish economy, the Company continued to face operating hardships associated with the initial installation and personalization of the new operating software instituted in December.  As program development has accelerated through Q1, those pressures have eased somewhat as the projects have become somewhat more manageable, streamlined and friendly to our operations, but we are far from reaching the desired result.  In hopes that improvements will be more forthcoming in Q2, the Company is now redirecting its efforts to capturing the lost market share it lost in Q1 2008, and anticipates that it can regain much of the sales momentum it was generating during Q3 and Q4 of 2007 under Acacia’s ownership. The table below is reflective of the Company’s performance in Q1 2008 versus the same period in 2007.

Q1 2008
Units Entered vs. Q1 2007	+6.47%
Units Sold vs. Q1 2007	-17.59%
Conversion Rate Q1 2007	71.00%
Conversion Rate Q1 2008	54.96%
Change in Buy/Sell Fee Revenues vs. Q1 2007	-12.77%

On several occasions during 2007 in Q3 and early Q4, the auction set several records for the highest numbers of entries and sales in more than five years and reflects a market that had not been previously developed, eventually leading us to greater market penetration in Augusta.  The conversion rate, however, declined from year to year, consistent with a national trend believed by management to be related to a slowing economy in the United States. We do believe that the current economic environment could inhibit our present growth based upon (i) the negative influences of higher consumer automotive interest rates, tighter credit, and higher gasoline prices on the automotive industry, (ii) the unwillingness of consumers to spend as freely on major purchases in an uncertain economy, and (iii) the other wide-ranging negative impacts of a troubled general economy. In addition, it is not uncommon for conversion rates to decline as volumes increase.  The number of units entered in those quarters of 2007 was up nearly 46%, potentially contributing to a reduction in the percentage of units sold..

Based on the results of the National Auto Auction Association (NAAA) 2007 Auction Industry Survey, Augusta Auto Auction during Q3 and Q4 of 2007 achieved a conversion rate of more than 5% above the national average, at 54.4% for dealer consignment vehicles, the Company’s primary concentration of business, and achieved a conversion rate 17% lower than the national average for fleet/lease/repossessed units, at 57.8%.  Full year results at our auction reflected conversion rates of 60.1% and 68.6% respectively.  While our 2007 conversion rate continued to be satisfactory to management, particularly in the dealer consignment segment that accounted for most units sold, we believe that any decline in Augusta’s comparative performance during the latter part of Q4 2007 and all of Q1 2008 versus the previous year’s same periods is directly related to certain events that resulted in a loss of efficiencies and market share during the period.

In the second half of December 2007, and in Q1 of 2008, the auction’s performance declined.  That is partially due to the expected slowness associated with the holiday periods and weather conditions attendant to the end of the year, and also reflects the difficulties associated with implementation of the new auction operating system as detailed elsewhere in this discussion and in the 10-K for 2007.  Additionally, the effects of a much more suppressed general economy and its impact on the buying preferences of consumers, coupled with a serious downturn in the automotive manufacturing and distribution channels, lead to a more significant decrease in volumes and conversion rates than were foreseen last year.  All these factors combined to produce a difficult environment for the Company’s auction operations and performance with resulting negative effects.  Management believes that most, if not all, automotive auctions are suffering from a majority of the same negative influences as are affecting Augusta Auto Auction, with the exclusion of our software issues

Discussion Regarding the Parent Company’s Operating Results

The auction’s Q1 loss accounted for only a small part of the consolidated Q1 loss to the parent company of $545,359 of which $321,438 represented non-cash expenses in connection with the accounting charges associated with transactions that occurred in 2006 and 2007, including the issuance of Common stock as grants or options for employee or outside director compensation, for warrants, for conversion of all the Company’s outstanding Preferred shares to Common shares, and $55,762 was incurred as additional depreciation and amortization by the parent company. While there have been no new issuances of options or warrants in 2008,  the $321,438 in non-cash operating expenses related to options and warrants issued under the Company’s 2007 Stock Incentive Plan are the ratable expense for Q1 2008 resulting from options and warrants issued in 2006 and 2007, but not yet fully vested or exercised.

There are no longer any Preferred shares issued or outstanding. The Company anticipates becoming cash flow positive upon the closing of the next acquisition which is currently under a signed Letter of Intent, and continuing to be self-sufficient thereafter. The closing of that acquisition is dependent upon successfully arranging the required funding, and then effecting a final definitive purchase agreement.  (See Note 2 to Financial Statements – Going Concern Considerations on Page F-5)

The Company has experienced and expects to continue to experience fluctuations in its quarterly results of operations due to a number of factors, many of which are beyond the Company's control and which are common to the auto auction industry. Generally, the volume of vehicles sold at the Company's auctions is highest in the first and second calendar quarters of each year and slightly lower in the third quarter. Fourth quarter volume of vehicles sold is generally lower than all other quarters. This seasonality is affected by several factors including weather, the timing of used vehicles available for sale from selling customers, holidays, and the seasonality of the retail market for used vehicles, which affect the demand side of the auction industry. Used vehicle auction volumes tend to decline during prolonged periods of winter weather conditions. Among the other factors that have in the past and/or could in the future affect the Company's operating results are: general business conditions; trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing; economic conditions including fuel prices and interest rate fluctuations; trends in the vehicle remarketing industry; the introduction of new competitors; competitive pricing pressures; and costs associated with the acquisition of businesses or technologies. As a result of the above factors, operations are subject to significant variability and uncertainty from quarter to quarter, and revenues and operating expenses related to volume will fluctuate accordingly on a quarterly basis.

Taking into consideration the events leading up to and including the first quarter of 2008 and their influences on the Company’s current operating results, the Company's revenues would generally expected to be highest in the first or second calendar quarter, while the fourth calendar quarter typically will provide the lowest earnings as a result of the lower auction volumes and additional costs associated with the holidays and winter weather.

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

Also, the Company will ultimately be forced to seek a larger operating facility for its auction operations in the greater Augusta area, since the auction cannot accommodate the anticipated growth at its present location. The Company has plans to utilize the current facility for other auction-related activities after relocating the mainstream auction business to a new location.

Financing of Planned Expansions and Other Expenditures

To assist with providing strategic guidance and direction in the areas of financing, mergers, acquisitions and more, the Company retained the services of Investment Banker 4G Group, LLC, of Dallas, Texas, in December of 2007.  Mr. Christopher A.F. Griffin, 4G’s CEO, works directly with Acacia Automotive’s management in providing these services under the blanket of its investment banking company.  On July 19, 2007, 4G Group acquired Security Research Corporation, a 23 year-old New York-based NASD Member broker-dealer firm that was formed in 1984.  The Company felt that 4G Group and its employees had the experience and wherewithal to guide it through implementation of its strategies and has relied upon them in this regard.

The Company has signed a Letter of Intent to acquire a profitable automobile auction in the southeastern United States, but for reasons of confidentiality cannot disclose the nature or location of that entity until funding is in place and a final agreement is effected and closed.  Based on the financial history provided by that acquisition target, the Company anticipates that acquisition, if consummated, will result in a cash flow positive posture for the Company from the inception, eliminating its further dependency on investment capital to meet its needs. For that reason, the Company considers this acquisition to be critical to its future success.

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

Financial Reporting and New Technologies

As part of its commitment to improve technologies that will improve our operating and reporting efficiencies, we have engaged a part time senior accounting professional, a certified public accountant, experienced in auto auction management. With his participation, we anticipate the completion of a new financial reporting system that integrates tightly with our new auction operating software through the automatic population of operating data and resultant savings in time and labor in financial reporting. Efforts continue to achieve these goals.

Item 4T. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer who acts as our Chief Financial Officer to allow timely decisions regarding required disclosure.  During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were effective.  Nonetheless, we have identified areas that we are addressing which we believe need to be rectified.

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

We believe that two factors most affect these reported material weaknesses, namely, the lack of experienced accounting personnel and the lack of integration of software that manages our operations and our accounting software. Our lack of senior accounting personnel affected the adequacy our general systems and practices. While the failure of the processes and systems affected our documentation of options and warrants as well as one issuance of common stock, all matters of which have been rectified, its most critical manifestation was in the software integration referred to above. We have identified and largely rectified matters regarding the issuance and reporting of checks, although we are yet making certain that our actions will be adequate in that area. Further, we are working with our software vendor to rectify errors, particularly as they relate to problems associated with populating our accounting systems with accurate financial information and data from the auction operations.

Most of these issues other than the software-related issues, we believe, relate mostly to the lack of experienced accounting personnel, particularly senior accounting personnel. In that regard, we have identified a certified public accountant who is helping us on a part time basis and who has extensive experience in automobile auctions, both in accounting and finance.

PART II OTHER INFORMATION

None

SIGNATURES

Pursuant to the requirements of the Securities exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned.

Acacia Automotive, Inc.

Dated: June 4, 2008	/s/ Steven L. Sample
Steven L. Sample, Chief Executive Officer and Principal Financial Officer