Form 10-Q
period 2008-06-30
ACACIA AUTOMOTIVE INC
filed 2008-12-31
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

❒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________ to ______________

Commission file number: 1-14088

Acacia Automotive, Inc.
(Exact name of small business issuer as specified in its charter)

Texas	75-2095676
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1200 East Buena Vista Avenue, North Augusta, SC	29841
(Address of principal executive offices)	(Zip Code)

(352) 427-6848
(Registrant's telephone number)

          The Gardner Building – Suite 104, 5214 Maryland Way, Brentwood, TN, 37027
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ❒     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (Check one):

Large accelerated filer    ❒                                                                                      Accelerated filer                       ❒
Non-accelerated filer      ❒                                                                                      Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ❒     No  ☒

APPLICABLE ONLY TO ISSUERS INOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒  No  ❒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2008:  11,997,524.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements
ACACIA AUTOMOTIVE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
		(Audited)
ASSETS
CURRENT ASSETS
Cash	$234,150	$203,077
Accounts receivable	256,481	210,130
Employee receivables	294	294
Inventory repurchases	16,735	-
Deposits and prepaid expenses	12,530	33,562
Total Current Assets	520,190	447,063
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $30,477 and $13,707 in 2008 and 2007, respectively	159,111	203,142

OTHER ASSETS
Goodwill	427,929	427,929
Customer list and Non-Compete Agreement, net of amortization of $170,567 and $85,283, respectively	470,567	555,850
Total Other Assets	898,496	983,779
TOTAL ASSETS	$1,577,797	$1,633,984
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$567,206	$224,927
Accrued liabilities	216,752	87,238
Line of credit	4,900	139,900
Capital lease obligations, current portion	11,913	11,706
Shareholder payables	31,788	47,104
Total Current Liabilities	832,559	510,875
NONCURRENT LIABILTIES
Capital lease obligations, less current portion	31,871	32,078
TOTAL LIABILITIES	864,430	542,953
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value,
1,475,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized;
11,997,524 shares issued and outstanding.	11,997	11,997
Additional paid-in capital	11,561,598	10,918,722
Redeemable Common Stock	130,000	-
Retained deficit	(10,990,228)	(9,839,688)
TOTAL STOCKHOLDERS' EQUITY	713,367	1,091,031

TOTAL STOCKHOLDERS' EQUITY AND LIABILITES	$1,577,797	$1,633,984

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES	$307,137	$-	$522,057	$-
OPERATING EXPENSES
Cost of fees earned	113,047	-	148,591	-
Employee Compensation	484,872	106,250	952,455	1,221,765
General and administrative expenses	239,795	35,377	441,336	87,061
Depreciation	56,706	1,822	112,470	3,644
Beneficial Conversion of Preferred Stock	-	500,000	-	500,000
Operating Loss	(474,238)	(643,409)	(1,132,755)	(1,812,470
Interest Income	827	2,944	2,848	2,944
Interest Expense	(4,124)	-	(6,050)	-
Loss on disposal of asset	(14,583)	-	(14,583)	-
Net Loss Before Income Taxes	(492,136)	(690,465)	(1,150,540)	(1,809,526)
Income Tax Expense	-	-	-	-
NET LOSS	$(492,136)	$(690,465)	$(1,150,540)	$(1,809,526)
BASIC AND FULLY DILUTED
LOSS PER SHARE
Loss Per Share	$(0.04)	$(0.06)	$(0.10)	$(0.17)
Weighted Average Number of Common Shares Outstanding	11,997,524	10,681,898	11,997,524	10,361,808

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007
Cash Flow From Operating Activities
Net Loss	$(1,150,540)	$(1,809,526)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	112,470	3,644
Loss on disposal of asset	14,583	-
Write-down of software	(25,000)	-
Common stock issued for services	-	1,000,000
Stock options and warrants issued for services	642,876	48,725
Beneficial Conversion	-	500,000
Changes in Operating Assets and Liabilities
Inventory	(16,735)	-
Accounts Receivable	(46,351)	-
Accounts Payable	342,249	41,465
Accrued Liabilities	129,514	175,499
Due to Stockholder	(15,316)	(10,765)
Prepaid Expense	21,032	469
Net Cash Flow Provided by (Used in) Operating Activities	8,812	(50,489)
Cash Flow Provided by (Used from) Investing Activities
Proceeds from sale of equipment	27,261	-
Purchase of Equipment	-	(422)
Net Cash Flow Provided by (Used in) Investing Activities	27,261	(422)
Cash Flow Provided (Used) by Financing Activities
Borrowings on line of credit	1,504,000	-
Repayments on line of credit	(1,639,000)	-
Sale of Common Stock	130,000	925,000
	(5,000)	925,000
Change in Cash	31,073	874,089
Cash at Beginning of Period	203,077	1,432
Cash at End of Period	$234,150	$875,521

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Acacia Automotive, Inc. (“Acacia” or the “Company”) is engaged in acquiring and operating automotive auctions, including automobile, truck, equipment, boat, motor home, RV, motorsports, and other related vehicles.

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

Historically, the Company had issued warrants to purchase shares of our common stock in connection with certain of its debt and equity financings, in exchange for the conversion of certain preferred stock, and for certain non-compete agreements.  The Company records each of the securities issued on a relative fair value basis up to the amount of the proceeds received.  The Company estimates the fair value of the warrants using the Black-Scholes option pricing model.  The Black-Scholes model is dependent on a number of variables and estimates including: interest rates, dividend yield, volatility and the expected term of the warrants.  The estimates are based on market interest rates at the date of issuance, our past history for declaring dividends, the Company’s estimated stock price volatility and the contractual term of the warrants.  The value ascribed to the warrants in connection with debt offerings is considered a cost of capital and amortized to interest expense over the term of the debt.

CONSOLIDATION – The Company owns 100% of the voting stock of Acacia Augusta Vehicle Auction, Inc.  The consolidated financial statements include the accounts of the Company and Acacia Augusta Vehicle Auction, Inc. dba / Augusta Auto Auction, Inc.   All significant intercompany accounts and transactions are eliminated in consolidation.

NOTE 2– OPERATING SOFTWARE SYSTEM

On June 30, 2008, the Company took a charge of $78,157 against 2008 operating results, representing the devaluation of certain accounts receivable determined to be uncollectible. This resulted, in substantial part, from the issues the Company encountered in utilizing a new operating software system during the first half of 2008. During that period, the Company experienced problems in deriving accurate operating information from that system and also suffered from inconsistencies in the system to automatically deduct charges from client transactions in real time. The operating software system was replaced in the third quarter of 2008. The Company will seek to effect recovery of a portion of these charges in coming periods.

NOTE 3 – GOING CONCERN CONSIDERATIONS

The Company neither has sufficient cash on hand nor is it generating sufficient revenues to cover its operating overhead.  These facts raise doubt as to the Company’s ability to continue as a going concern.  The Company has been operating over the past year based on the proceeds from the sale of Common stock in private offerings, loans from its officers/directors, and revenues from its auction operating unit.  There is no guarantee that such officers/directors will continue to provide operating funds for the Company.  In order to pursue its goals and commitments, the Company will be required to obtain significant funding to meet its projected minimum expenditure requirements.  Management’s plans include raising funds from the public through a private placement stock offering or securing debt financing, acquiring additional auto auction operations that will provide profitability and liquidity, and attempting to increase the revenues from its current auction operations.  Management intends to make every effort to identify and develop sources of funds, but there is no assurance that Management’s plans will be successful.

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

General

With the acquisition of the Augusta Auto Auction on July 10, 2007, we commenced operations, ceased being a shell company, and conducted our first weekly auction on July 11, 2007. Our only operations in 2007 were those operations, and those operations remain our only operations.

During the third and fourth quarter of 2007, we made substantial improvements to the physical plant at our auction and attempted to upgrade our technology by licensing new software, the SNaps operating system, and purchased related computer hardware.

We believe that the automobile auction business is seasonal with the first and second quarters of the calendar year being the strongest but declining somewhat in the third and fourth calendar quarters. However, at our auction, we did not see that pattern in 2007. The number of units we sold in the last two quarters of 2007 was 7.3% more than the number of units we sold in the first two quarters of 2008; however, the number of units sold in Q2 of 2008 was 1.1% greater than the number sold in Q4 2007 and 14.9% greater than the number sold in Q1 2008.

We believe the initial increase in the last two quarters of 2007 showed a favorable response to our ownership of the auction. But the Vemark SNaps® software we installed proved unsatisfactory for many reasons. A major concern was the control issues, discussed herein under Item 4T - Controls and Procedures. But the software also caused major operational dislocations such as not providing customers timely accounting of transactions and not being able to process automatically title information on vehicles sold. We believe that such failures caused much of the decreased sales that occurred from the last six months of 2007 to the first six months of 2008. In July 2008, we terminated our relationship with the SNaps vendor and implemented other software solutions that we believe are now providing sufficient operational support and better control of our financial reporting. We anticipate the number of units sold by the Augusta Auto Auction in the latter half of 2008 to match approximately those sold in the latter half of 2007. In addition we have engaged our director, David Bynum, to assist in the management of the Augusta auction and believe that his efforts have improved the auctions operational efficiency and mitigated some of the concerns of clients that were initially dissatisfied with our operation as a result of the software difficulties we encountered.

Finally, we believe that vehicle auctions have historically shown that units sold do not generally decline substantially during a recession. We believe this is attributable to, among other facts, that the auto auction industry is more dependent upon the number of actual used vehicles in operation (VIO) in the U.S., rather than upon retail vehicle sales and manufacturing output.  The table below depicts fluctuations through September 2008, indicating that auction volumes remain nearly unchanged while used and new light vehicle retail volumes are down approximately 10% and 13% respectively in the same period.

     *  Text and Chart reprinted with permission of the National Auto Auction Association
         Provided by Ira A. Silver, Ph.D., NAAA Economist Publication 11/6/08

Six months ended June 30

Our revenues for the six month period ended June 30 are not comparable to the same period in 2007 because we did not have operations until we acquired the Augusta Auto Auction in July 2007. Nonetheless our revenues for the first six months of 2008 were approximately 23.3% more than those in the last six months of 2007 even though the number of units sold in the 2008 period declined approximately 7.3%. This increase in revenue is mostly attributable to an increase in the average unit selling price and their attendant higher fees, as well as an increase in the actual fee structure, the level of our new fees being more consistent with auction fees in the surrounding area.

With respect to our Augusta operations, our employee compensation is averaging approximately $105,000 per quarter and other general and administrative expenses are averaging approximately $75,000 per quarter. Cost of sales, absent charges for uncollected receivables, are approximately $42,500 per quarter and depreciation and amortization is about $55,000 per quarter leaving an operating loss, assuming average revenues of about $250,000 per quarter, of about $22,000 per quarter but operating cash flow of about $33,000 per quarter. Nonetheless we did not achieve those operating results in our Augusta operation because we took a charge of approximately $78,000 mostly for uncollected receivables related to our discontinued software.

While our interest expenses at our Augusta operation is about $1900 per quarter, we incurred additional charges for loss on the sale of equipment relating to the removal of the Vemark SNaps® software in July 2008.

We incur expenses at the corporate level in addition to those incurred at our operations at the Augusta auction. Our compensation for executives as shown under Employee Compensation runs about $88,000 per quarter, and our option and warrant expense, which is amortized, has averaged in the six month period ended June 30, 2008, approximately $388,000 per quarter.  For the six months ended June 30, 2008 we incurred a loss of $1,150,540. Corporate G&A expenses accounted for approximately $290,000 in the first six months, and included legal and accounting fees of approximately $99,000, office rental costs of approximately $14,500, non-cash amortized warrant and option expenses of approximately $79,000, and other traditional expenses for travel, convention expenses, equipment lease/rental, postage and shipping, printing and office supplies, insurance, telephone, light heat power, etc.

Three months ended June 30, 2008

Again, our revenues for the three month period ended June 30 are not comparable to the same period in 2007 because we did not have operations until we acquired the Augusta Auto Auction in July 2007. Our revenues for the second quarter were $307,137, the largest of any quarter since our acquisition of the auction, although the number of units sold exceeded only those of the first quarter of 2008 and the fourth quarter of 2007, while not exceeding the third quarter of 2007, the increase in revenues also being attributable to increases in fees as discussed above.

While our cost of fees earned was $113,047, this included approximately $78,000 for uncollected receivables.  Our employee compensation was typical, approximately $100,000 for parent company compensation, approximately $265,000 for expensing of options and approximately $110,000 for employee compensation in our operating company.

With the addition of a $14,000 loss related to the discontinued Vemark SNaps® software, our net loss was $492,136 for the quarter.

Liquidity and Capital Resources

Our liquidity has been provided through private placements, one for $1,025,000 which closed in the second quarter of 2007 and another for $130,000 which closed in the Spring of 2008. These placements have been supplemented by a line of credit for $300,000 with Wachovia Bank, this line of credit supporting short term cash requirements at our Augusta operations.

We are striving to make our Augusta operations have positive cash flow and believe that that goal can be achieved. But these improvements would have to be substantial, although plausibly achievable, to support our existing overhead cost structure.

In addition, we desire to expand through acquisition of other automobile auctions and are seeking funding for that purpose. We believe that any modest addition of other auctions will enable us to operate on a positive cash flow basis.

We are, accordingly, seeking additional funding to expand our auctions.

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

All of these issues, we believe, relate most to the lack of experienced accounting personnel, particularly senior accounting personnel. In that regard, we have identified a certified public accountant who is helping us on a part time basis and who has extensive experience in accounting and auditing.

PART II OTHER INFORMATION
Item 5. Other Information.

In December 2008, Mr. Moorby resigned to pursue his commercial interests in the Nashville area. Mr. Moorby will remain a director and active consultant and advisor to the Company. On January 1, 2009, the Company will appoint Mr. David Bynum to the post of Vice President and Chief Operating Officer of the corporation.  With these changes, Mr. Sample will also assume the office of President in addition to serving as CEO and Chairman of the Board.

SIGNATURES

Pursuant to the requirements of the Securities exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned.

Acacia Automotive, Inc.

Dated: December 31, 2008	By:	/s/ Steven L. Sample
Steven L. Sample
Chief Executive Officer and Principal Financial Officer