Form 10-Q
period 2008-09-30
ACACIA AUTOMOTIVE INC
filed 2009-02-17
CIK 1001463

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

(352) 427-6848
(Registrant's telephone number)

_________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (Check one):

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
PROCEEDINGS DURING THE PRECEDING FIVE YEAARS:

Indicate by check mark whether the registrant HAS FILED ALL DOCUMENTS AND REPORTS REUQIRED TO BE FILED BY Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No  ❒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 13, 2009:  12,062,524.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA AUTOMOTIVE, INC.
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$233,071	$203,077
Accounts receivable	156,444	210,130
Employee receivables	-	294
Inventory repurchases	10,160	-
Deposits and prepaid expense	4,700	33,562
Total Current Assets	404,375	447,063
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $39,927
and $13,707, for 2008 and 2007 respectively	171,020	203,142
OTHER ASSETS
Goodwill	427,929	427,929
Customer list and Non-Compete Agreement, net of amortization of
$213,209 and $85,283, for 2008 and 2007 respectively	427,925	555,850
Total Other Assets	855,854	983,779
Total Assets	$1,431,249	$1,633,984
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$242,127	$224,927
Accrued liabilities	307,188	87,238
Line of credit	210,000	139,900
Capital lease obligations, current portion	11,913	11,706
Due to Stockholder	18,317	47,104
Total Current Liabilities	789,545	510,875
NONCURRENT LIABILITIES
Capital lease obligations, less current portion	31,871	32,078
Total Liabilities	821,416	542,953
Stockholders' Equity
Preferred Stock, $0.001 par value 1,475,000
shares authorized; none issued and outstanding	-	-
Common Stock, $0.001 par value, 150,000,000
shares authorized; 11,997,524
shares issued and outstanding, respectively	11,997	11,997
Paid-In-Capital	11,883,036	10,918,722
Redeemable common stock	130,000	-
Retained Deficit	(11,415,200)	(9,839,688)
Total Stockholders' Equity	609,833	1,091,031
Total Liabilities and Stockholders' Equity	$1,431,249	$1,633,984

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE, INC.
STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES	$387,343	$188,753	$909,400	188,753
OPERATING EXPENSES
Cost of fees earned	44,629	-	193,220	-
Employee Compensation	502,191	192,542	1,454,606	1,418,307
General And
Administrative Expenses	210,739	160,430	652,075	247,491
Depreciation and amortization	53,051	25,366	165,521	29,010
Beneficial Conversion
of Preferred Stock	-	500,000	-	500,000
Operating Loss	(423,267)	(189,585)	(1,556,022)	(2,006,055)
Interest Income	667	3,228	3,515	6,172
Interest Expense	(3,330)	-	(9,380)	-
Gain (loss) on disposal of asset	958	-	(13,625)	-
Net Loss Before Income Taxes	(424,972)	(186,357)	(1,575,512)	(1,999,883)
Income Tax Expense	–	-	-	-
NET LOSS	$(424,972)	$(186,357)	$(1,575,512)	$(1,999,883)
BASIC AND FULLY DILUTED
LOSS PER SHARE
Loss Per Share	$(0.04)	$(0.02)	$(0.13)	$(0.18)
Weighted Average Number
Of Common Share
Outstanding	11,997,524	11,873,000	11,997,524	10,860,000

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE, INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
Cash Flow From Operating Activities
Net Loss	$(1,575,512)	$(1,999,883)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation	165,521	24,245
Loss on disposal of asset	13,625	-
Write-down of software	(25,000)	-
Common stock issued for services	-	1,000,000
Stock options and warrants issued for services	964,314	48,725
Beneficial Conversion	-	500,000
Changes in Operating Assets and Liabilities
Inventory	(10,160)	-
Accounts Receivable	53,686	(18,328)
Employee Receivables	294	(294)
Deposits and Prepaid Expense	28,862	(10,093)
Accounts Payable	17,200	(41,133)
Accrued Liabilities	219,950	(182,379)
Due to Stockholder	(28,787)	8,045
Net Cash Flow Provided by (Used) in Operating Activities	(176,007)	(671,095)
Cash Flow Provided (Used) by Investing Activities
Proceeds from sale of equipment	27,261	-
Purchase of equipment	(21,360)	(58,355)
Net Cash Flow Provided (Used) by Investing Activities	5,901	(58,355)
Cash Flow Provided by (Used) from Financing Activities
Borrowings on line of credit	2,457,000	-
Repayments on line of credit	(2,386,900)	-
Sale of Common Stock	130,000	1,025,000
Cash Flow Provided by (Used) from Financing Activities	200,100	1,025,000
Change in Cash	29,994	295,550
Cash at Beginning of Period	203,077	1,432
Cash at End of Period	$233,071	$296,982
Supplemental Cash Flow Disclosures
Cash paid during year for:
Interest	$9,380	$-
Non-Cash Investing and Financing Activities
Preferred stock	$-	$525
Equipment	-	(1,025)
Common Stock	-	(831,062)
Additional paid-in capital	964,314	(6,173)
Intangibles	-	34,806
Accounts payable	802,929	-
Officer salaries payable	(926,409)	-
Directors fees payable	(37,905)	-

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

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

Historically, the Company had issued warrants in exchange for the conversion of certain preferred stock, for certain non-compete agreements, and with the purchase of Common shares of stock in conjunction with certain of its debt and equity financings.  The Company records each of the securities issued on a relative fair value basis up to the amount of the proceeds received.  The Company estimates the fair value of the warrants using the Black-Scholes option pricing model.  The Black-Scholes model is dependent on a number of variables and estimates including: interest rates, dividend yield, volatility and the expected term of the warrants.  The estimates are based on market interest rates at the date of issuance, our past history for declaring dividends as well as the expectation of future dividends, the Company’s estimated stock price volatility, and the contractual term of the warrants.  The value ascribed to the warrants in connection with debt offerings is considered a cost of capital and amortized to interest expense over the term of the debt.

CONSOLIDATION – The Company owns 100% of the voting stock of Acacia Augusta Vehicle Auction, Inc. dba / Augusta Auto Auction, Inc.  The consolidated financial statements include the accounts of the Company and Acacia Augusta Vehicle Auction, Inc.   All significant intercompany accounts and transactions are eliminated in consolidation.

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

We believe that the automobile auction business is seasonal with the first and second quarters of the calendar year being the strongest but declining somewhat in the third and fourth calendar quarters. However, at our auction, we did not see that pattern in 2007 and 2008. The number of units we sold in the last two quarters of 2007 was 7.3% more than the number of units we sold in the first two quarters of 2008; however, the number of units sold in Q2 of 2008 was 1.1% greater than the number sold in Q4 2007 and 14.9% greater than the number sold in Q1 2008.  Likewise, the number of units sold in Q3 of 2008 was up an additional 13.9% versus the previous quarter. Q3 2008 versus Q3 2007 showed a gain of 11.8% in units sold.  We anticipate that the strengthening of unit sales throughout 2008 will continue as compared to previous periods, the decline in the early part of 2008 being attributable in large part to resolving software problems discussed elsewhere and the effect of those problems on our operations.

We believe the initial increase in the last two quarters of 2007 showed a favorable response to our ownership of the auction. But the Vemark SNaps® software we installed proved unsatisfactory for many reasons. A major concern was the control issues, discussed herein under Item 4T - Controls and Procedures. But the software also caused major operational dislocations such as not providing customers timely accounting of transactions and not being able to process automatically title information on vehicles sold. We believe that such failures caused much of the decreased sales that occurred from the last six months of 2007 to the first six months of 2008. In July 2008, we terminated our relationship with the SNaps vendor and implemented other software solutions that we believe are now providing sufficient operational support and better control of our financial reporting. We now anticipate the number of units sold by the Augusta Auto Auction in the latter half of 2008 to exceed those sold in the latter half of 2007 by approximately 5%.  In addition we engaged our director, David Bynum, to assist in the management of the Augusta auction beginning in late April of 2008, and attribute his efforts to the auction’s improved operational efficiency and mitigation of many of the concerns expressed by clients that were initially dissatisfied with our operation as a result of the software difficulties we encountered.

Finally, we believe that vehicle auctions have historically shown that units sold do not generally decline substantially during a recession. We believe this is attributable to, among other facts, that the auto auction industry is more dependent upon the number of actual used vehicles in operation (VIO) in the U.S., rather than upon retail vehicle sales and manufacturing output.  The table below depicts fluctuations through Q3 2008, indicating that auction volumes remain nearly unchanged while used and new light vehicle retail volumes are down approximately 10% and 13% respectively in the same period.

     *  Text and Chart reprinted with permission of the National Auto Auction Association
         Provided by Ira A. Silver, Ph.D., NAAA Economist Publication 11/6/08

Nine months ended September 30

Our revenues for the nine month period ended September 30 are not comparable to the same period in 2007 because we did not have operations until we acquired the Augusta Auto Auction in July 2007. Nonetheless our revenues for the first six months of 2008 were approximately 23.3% more than those in the last six months of 2007 even though the number of units sold in the 2008 period declined approximately 7.3%. This increase in revenue is mostly attributable to an increase in the average unit selling price and their attendant higher fees, as well as an increase in the actual fee structure, the level of our new fees being more consistent with auction fees in the surrounding area.  The revenues generated in Q3 2008 were 26.1% greater than in Q2 2008, and Q2 revenues were 43.4% higher than Q1.

With respect to our Augusta operations, our employee compensation is averaging approximately $107,000 per quarter and other general and administrative expenses, excluding depreciation and amortization expenses, are averaging approximately $85,000 per quarter. Cost of Fees Earned in 2008, absent charges for uncollected receivables, is approximately $64,400 per quarter and depreciation and amortization is about $55,500 per quarter leaving an operating loss at the auction, assuming average revenues of about $300,000 per quarter, of about $13,300 per quarter but operating cash flow (EDITDA) of about $45,000 per quarter average. We achieved those operating results in our Augusta operation after taking a charge in Q2 of approximately $78,000 mostly for uncollected receivables related to our discontinued software.

While our interest expenses at our Augusta operation is about $2,800 per quarter, we incurred $14,583 in additional charges for loss on the sale of asset relating to the removal of the Vemark SNaps® software in July 2008, all of which is reflected in the results stated in the preceding paragraph.

We incur expenses at the corporate level in addition to those incurred at our operations at the Augusta auction. Our employee compensation has averaged about $378,000 per quarter, and is comprised of approximately: $41,000 in actual employee compensation and payroll taxes, $5,000 in insurance expenses, and option and warrant expense, which is amortized and has averaged approximately $469,000 per quarter. For the nine months ended September 30, 2008 we incurred a loss of $1,575,512. Corporate G&A expenses, excluding depreciation, amortization, and employee compensation accounted for approximately $136,000 per quarter in the first nine months, including legal and accounting fees of approximately $52,000 and other traditional expenses.

Three months ended September 30, 2008

Revenues for the three month period ended September 30 compared to the same period in 2007 were up 105%, more than doubling the comparative period. Our revenues for the third quarter were $387,343, again representing the largest revenues for any quarter since our acquisition of the auction, while the number of units sold exceeded the third quarter of 2007 by12%, and at the same time exceeding the second quarter of 2008 by 14%, the increase in revenues also being attributable to increases in fees as discussed above.

Our cost of fees earned for the period was $44,629.  Our employee compensation-exclusive of amortized options and warrant expenses and inclusive of insurance and payroll taxes was typical, being approximately $112,000 for parent company compensation and approximately $110,000 for employee compensation in our operating (auction) company. Amortizing of options and warrants accounted for expense of approximately $358,000 during the period.

Liquidity and Capital Resources

Our liquidity has been provided through private placements, one for $1,025,000 which closed in the second quarter of 2007 and another for $130,000 which closed in the Spring of 2008. These placements have been supplemented by a line of credit for $300,000 with Wachovia Bank, this line of credit supporting short term cash requirements at our Augusta operations.

Our Augusta auction operation has achieved a positive cash flow status for the nine months ended September 30, 2008, with EBITDA earnings of $134,987, earning an EBITDA of $140,527 in Q3 and overcoming a six months’ negative EBITDA of <$5,540> at the end of Q2.  These improvements, although substantial, are not sufficient to support our existing corporate overhead cost structure.

The company’s Augusta auction operation will add a public auto auction to its lineup beginning in Q4, initially scheduling one event per quarter as it prepares for weekly public offerings beginning in January of 2009.  The Company believes that this addition will provide opportunities for additional sales and revenues, but will continue to rely upon the weekly dealer auction offerings as its staple revenue events.

We desire to expand through acquisition of other automobile auctions and are seeking funding for that purpose. We believe that any modest addition of other auctions will enable us to operate the corporation with its consolidated subsidiaries on a positive cash flow basis.

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

We believe that two factors most affected those reported material weaknesses, namely, the lack of accounting personnel and the lack of integration of software that manages our operations and our accounting software. Our lack of senior accounting personnel affected the adequacy our general systems and practices. While the failure of the processes and systems affected our documentation of options and warrants as well as one issuance of common stock, all matters of which have been rectified, its most critical manifestation was in the software integration referred to above. We have identified and largely rectified matters regarding the issuance and reporting of checks, and we are yet making certain that our actions will be adequate in that area.

All of these issues, we believe, relate most to the lack of experienced accounting personnel, particularly senior accounting personnel. In that regard, we have identified a certified public accountant who is helping us with these and other issues on a part time basis and who has extensive experience in accounting and auditing.

None

SIGNATURES

Pursuant to the requirements of the Securities exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned.

Acacia Automotive, Inc.

Dated: February 13, 2009                                                                                              /s/ Steven L. Sample
Steven L. Sample,
Chief Executive Officer and Principal Financial Officer