Form 10-K
period 2008-12-31
ACACIA AUTOMOTIVE INC
filed 2009-10-29
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

  (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from _____________to ______________

Commission file number: 1-14088

Acacia Automotive, Inc.
(Exact name of registrant as specified in its charter)

Texas	75-2095676
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3512 East Silver Springs Boulevard  #243  Ocala, FL    34470
 (Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (352) 427-6848

 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

State issuer’s revenues for its most recent fiscal year.  $998,972

State the aggregate market value of the voting stock held by non-affiliates of the registrant.  The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price, as of a specified date within 60 days prior to the date of filing $5,910,636  As of September 1, 2009.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,062,524 as of December 31, 2008 and October 1, 2009.

Item 1.     Description of Business

Background

Acacia Automotive, Inc. was originally formed in 1984 and, when named Gibbs Construction, Inc., grew to a full service, national commercial construction company, completing an initial public offering of its Common Stock to the public in January, 1996.  In April, 2000, Gibbs Construction, Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code following the filing for similar protection of the Company’s largest client and which followed the incursion of significant losses on several projects.

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

Post Bankruptcy Restructuring

On August 15, 2006, Steven L. Sample acquired for $50,000, 4,000,000 shares, or 46.7%, of the 8,561,000 issued and outstanding shares of Common Stock of the registrant from TAM and its associates.  Mr. Sample also paid several costs of the company such as the costs associated with completing the bankruptcy proceedings and arranging for the Company’s SEC filings to be brought current, and costs associated with recapitalizing the company. These costs totaled $138,862. In connection with the payment of these costs, the registrant agreed to effect a one for eight reverse stock split, to issue to Mr. Sample an additional 8,117,500 shares of Common Stock and 500,000 shares of preferred stock.  For the assistance of Harry K. Myers, Jr., a principal of Baker #1, Ltd., the entity owning Thacker Asset Management, LLC, the registrant agreed to issue to him 25,000 shares of preferred stock and 450,000 shares of Common Stock.

To fulfill its obligations under this agreement and further restructure the Company, the registrant’s board of directors recommended that its stockholders amend the corporate charter to effect a one for eight reverse stock split, to increase the number of authorized shares of Common Stock to 150,000,000 and to create and establish a series of preferred stock.  On February 1, 2007, the Company’s shareholders approved these actions and also approved changing the Company’s name from Gibbs Construction, Inc. to Acacia Automotive, Inc.  These amendments to the Company’s charter were effective February 20, 2007

Immediately following the approval of these amendments, the Company adopted a stock option plan, which was ratified by the Company’s stockholders in November 2007, reserving 1,000,000 shares thereunder.  In February 2007 the directors granted pursuant to the plan 500,000 restricted shares to Mr. Moorby, the Company’s president, and options to two officers of the Company for another 15,000 shares.  With these grants, the exercise of warrants to purchase 250,000 shares of Common Stock, the exchange of the preferred stock issued to a creditor in the bankruptcy proceeding for 100,000 shares of Common Stock, and the payment of 10,000 shares of Common Stock to a consultant, there were 11,997,524 shares of Common Stock issued and outstanding on March 31, 2008.

Contemplated Business

The Company’s prime objective is to acquire going and functioning automotive auctions, focusing on whole vehicle automobiles and light trucks.  Whole vehicle refers to vehicles that are generally in good repair, are roadworthy and operate under their own power as opposed to salvage units; that is, damaged vehicles that are considered total losses for insurance or business purposes.  In addition, the Company believes that if the acquired auction or auctions do not service the boat, recreational or motor home segments or the medium and heavy duty truck and equipment segments, it will seek to add one or more of those services to the auction’s activities, assuming the local market will support such additional services.

The Company considers its first automobile auction as indicative of the basis of services rendered by the Company.  The Company will have to raise cash to acquire additional automobile auctions, probably through the sale of Common Stock.

On July 10, 2007, the registrant completed the acquisition of all of the assets of Augusta Auto Auction, Inc., which conducted its business under the name Augusta Auto Auction and previously Hilltop Auto Auction.  The registrant issued 500,000 shares of its Common Stock and a warrant to purchase 50,000 shares of Common Stock for the assets.  The warrant has a term of five years and an exercise price of $1.00.  In addition, the registrant issued to two individuals a warrant to purchase 75,000 shares of Common Stock in consideration for entering into a non-compete agreement. Of the 75,000 warrants issued to each of those individuals for non-compete agreements, they were given the right to purchase 25,000 shares of Common stock each at $1.00, $2.00 and $4.00 respectively for an average aggregate price of $2.33 per share within five years of issuance.

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

The Auction markets its activities through its employees and commercial media.

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

The industry served by the Company is highly competitive across the entire United States and Canada. It is anticipated that any of our acquisition targets would potentially compete with a variety of knowledgeable and experienced companies. The main competitors the Company would expect to face throughout the United States are: (1) Manheim Auto Auctions: Manheim, a subsidiary of Cox Enterprises, operates approximately 135 locations throughout the world, with more than 75 auto auctions in the United States. Manheim owns several of the country’s largest auction facilities, and our management considers them to be very competitive and the leader in technological processes and Internet marketing capabilities. (2) ADESA Auto Auctions: ADESA, traded on the NYSE under the symbol KAR prior to being acquired by an investor group led by Kelso and Company in April of 2007 and thereby being taken private, is the second-largest auto auction company in North America with approximately 58 whole car auctions. They operate some 45 auctions in the United States and 14 in Canada. Acacia’s Management believes that ADESA’s technological processes and Internet marketing capabilities, while lagging those of Manheim, are nonetheless formidable. (3) Auction Broadcasting Company (ABC): ABC owns and operates approximately nine auto auctions nationally. While not nearly so large in their technological processes and Internet marketing capabilities as Manheim or ADESA, ABC has worked to develop a diverse model from its competitors. (4) independent auto auctions: There are hundreds of independent auto auctions operating in the United States.  Acacia actually sees these independent auctions as targets for future acquisitions, and enjoys a friendly relationship in most instances. (5) “mobile” auctions: There are several companies that operate “mobile” auctions. Their plans primarily entail engaging larger dealerships to host periodically “on-site” auctions that utilize these companies’ auctioneering and administrative services. Management does not believe these smaller independent mobile auctions are a substantial threat to our operations and will not likely become so under their present business models.

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

Employees

As of January 1, 2009, the company had two officer employees, Steven L. Sample, its Chairman, President and Chief Executive Officer, and David Bynum, its Vice President and Chief Operating Officer, as well as two other part-time persons. The Augusta auction also employs eight full time and 21 part time persons.  The registrant plans to increase the number of employees, both part time and full time, as it expands its operations.

A given automobile auction will employ both full and part-time personnel and the number of employees may vary from as few as 10 to as many as 300 or many more.  The approximate size of our target auctions may more likely lie within the range of 50 to 200 employees.

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

The Company will attempt to acquire business entities that are going and functioning concerns with a trailing history of profitability, but may acquire certain businesses that have either been unprofitable, have had inconsistent profitability prior to their acquisition, or that have had no operating history. An inability of the Company to improve the profitability of these acquired businesses could have a material adverse effect on the Company. Finally, the Company's acquisition strategy places significant demands on the Company's resources and there can be no assurance that the Company's management and operational systems and structure can be expanded to effectively support the Company's acquisition strategy. If the Company is unable to successfully implement its acquisition strategy, this inability may have a material adverse effect on the Company's business, results of operations, or financial condition. The Company may face the opportunity to enhance shareholder value by being acquired by another company. Upon any acquisition of the Company, the Company would be subject to various risks, including the replacement of its management by persons currently unknown. There can also be no assurance that, if acquired, new management will be successfully integrated or can profitably manage the Company. In addition, any acquisition of the Company may involve immediate dilution to existing shareholders of the Company. In its present configuration, the Company cannot be forcibly acquired in a hostile takeover, and therefore the Company can review the ultimate impact on its shareholders prior to engaging in any such activities. No assurances can be given that the Company will be able to or desire to be acquired, or be able to acquire additional companies.

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

Dependence on David Bynum and Steve Sample

Our future performance depends in significant part upon the continued service of our Vice President and Chief Operating Officer, David Bynum, and our Chief Executive Officer, Steve “Junior” Sample. The loss of their services could have a material adverse effect on our business, prospects, financial condition and results of operations. The Company does not presently maintain key man life insurance on Mr. Bynum or Mr. Sample, but may obtain such insurance at the discretion of its board of directors for such term as it may deem suitable or desirable. Our future success also depends on our ability to attract and retain highly qualified technical, sales and managerial personnel. Although the Company feels that there is a sufficient pool of talent available, the competition for such personnel can be intense, and there can be no assurance that we can attract, assimilate or retain highly qualified technical, sales and managerial personnel for favorable compensations in the future.

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

Control

The Company is currently controlled by two of its officers and directors. David Bynum, the Company’s Vice President and COO, and Steven L. Sample, the Company’s CEO, currently own 54.34% of the Company’s issued and outstanding common stock. Mr. Sample and Mr. Bynum and will initially retain effective control over the Company’s operations, including the election of a majority of its board of directors, the issuance of additional shares of equity securities, and other matters of corporate governance Based upon the Company's current business plan, it is anticipated that Mr. Bynum and Mr. Sample will continue to have effective but not ultimate control of the Company well into future, perhaps even after some subsequent private offerings or a public offering.

Management of Growth

The Company is currently seeking to identify and acquire additional auto auctions. As a result, the Company must manage relationships with a growing number of third parties as it seeks to accommodate this goal. The Company's management, personnel, systems, procedures and controls may not be adequate to support the Company’s future operations. The Company's ability to manage its growth effectively will require it to continue to expand its operating and financial procedures and controls, to replace or upgrade its operational, financial and management information systems and to attract, train, motivate, manage and retain key employees. If the Company's executives are unable to manage growth effectively, the Company's business, results of operations and financial condition could be materially adversely affected. If successful in acquiring additional auto auctions, the Company expects to inherit a substantial portion of the staff necessary to operate the new entities. We may find that some of the personnel and management of any acquisition target(s) may not be suitable for continued employment, while other suitable candidates may elect to discontinue their employment or affiliation with the Company for various reasons. This can create a burden on the Company’s management as it seeks to fill key positions. Failure of the Company to do so in a timely manner can result in disruption of auction operations, loss of revenues, and a subsequent reduction in profits.

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

Check, Credit Card, and Other Fraud

Our business would be harmed if we experience significant check, credit card, or other fraud. If we fail to adequately control fraudulent transactions, our revenues and results of operations could be harmed. The Company’s auction operations subscribe to the services of Auction Insurance Agency as a protection against risks similar to these, but while the Company’s exposure to loss in this event is thought to be limited by the purchase of insurance, losses could nonetheless occur. Any losses sustained as a result of fraud or fraudulent activity would adversely affect the Company's business and results of operations, and its financial condition could be materially adversely affected.

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

Item 1B. Unresolved Staff Comments

None and Not applicable.

Item 2.    Description of Property

In July 2008, the Company renewed a twelve month lease on the location where the Augusta Auto Auction has operated for several years.  The lease term can be further extended and currently has a monthly lease rate of $2,835.  The facility consists of approximately five acres, houses two administrative buildings and a two-lane auction arena, and provides parking for several hundred vehicles.  The compound is fenced, and the registrant has recently installed an electrified security fence system as well as security systems in its buildings and auction arena.  In addition to the main auction facility, the registrant also leases property which is used for additional vehicle storage (both indoor and outdoor) and customer parking for approximately 200 additional customer vehicles on sale days.  This property is located directly across the street from the main facility and is leased on a month-to month basis for $1230 per month. The portion of the property (land and building) used for storage of sale units is also protected by security fencing and alarm systems.

The Company also maintains administrative offices in Ocala, Florida, at a cost of approximately $429.00 per month, which it may cancel at any time.

Item 3.    Legal Proceedings

On June 26, 2006, approximately six years after filing, the United States Bankruptcy Court for the Northern District of Texas, Dallas Division closed the Gibbs Construction, Inc. bankruptcy proceeding case following an application for Final Decree. Acacia’s management then acquired control of the shell with no assets and no liabilities.

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

There has been sporadic trading in our stock for the last two fiscal years in the pink sheets.  We are presently traded in the pink sheets under the symbol ACCA.  The following table sets forth information as reported by the National Association of Securities Dealers Composite Feed or Other Qualified Interdealer Quotation Medium for the high and low bid and ask prices for each of the eight quarters ending December 31, 2008, including the interim period in the first quarter of 2007 prior to the registrant’s one for eight reverse stock split. The following prices reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions.

	Closing Bid		Closing Ask
	High	Low	High	Low
Quarters ending in 2007
Feb 16 (one for eight split)	0.05	0.15	0.07	0.03
March 31	1.50	0.30	2.00	0.75
June 30	1.80	0.54	2.00	0.58
September 30	2.00	0.60	2.05	0.85
December 31	0.80	0.08	1.20	0.75
Quarters ending in 2008
March 31	0.25	0.10	1.05	1.01
June 30	0.20	0.18	1.01	0.70
September 30	0.25	0.20	0.95	0.55
December 31	0.20	0.10	0.66	0.50

As of August 15, 2009, the Company had 123 stockholders of record. We believe that we may also have 250 or more additional beneficial shareholders.

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

At its meeting of directors on February 1, 2007, the Company’s board of directors approved its 2007 Stock Option Plan which was approved by our stockholders on November 2, 2007, reserving 1,000,000 shares to be issued thereunder.  At that meeting, the directors granted restricted stock to two individuals and options to two individuals, summarized as follows:

SUMMARY OF EQUITY COMPENSATION PLANS

	Number of	Weighted
	Securities to be	Average	Number of
	Issued Upon	Exercise Price	Securities
	Exercise of	of	Remaining
	Outstanding	Outstanding	Available for
	Options and	Options and	Future
Plan Description	Warrants	Warrants	Issuance
Warrants not approved by stockholders*	-	-	-
Grants Under Compensation Plans
Approved by shareholders**	410,000	$0.51	579,000
Totals	410,000	$0.51	579,000	***

* Excludes 1,425,000 warrants held by Mr. Sample issued in exchange for shares of the Company’s Preferred stock and not for compensation. The average execution price of the warrants is $2.33 per share, and 950,000 of them are tied to specific future performance levels by the company over the next three fiscal years. The goal for 2008 was not met, thus leaving the number of shares that can be purchased pursuant to such warrants at 1,058,650, a reduction of 316,350, the remainder having a weighted exercise price of $2.50. Also excludes warrants issued to Frank Lawrence, a director of the Company, issued to him as part of the consideration for purchasing of the Augusta Auto Auction. The average execution price of said warrants is $1.77 and expire in July 2010.

** Excludes a stock grant of 500,000 shares under the Company’s 2007 Incentive Stock Plan awarded Mr. Moorby.

*** Effective January 1, 2008, the number of shares available under the Plan increased by 479,900 shares.

**** Effective January 1, 2009, the number of shares available under the Plan increased by 482,501 shares.

Item 6.    Selected Financial Data

Not Applicable

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

In looking to the future after acquiring the auction, the Company made substantial investments and changes during Q4 2007 that initially had a far greater negative impact on its immediate operations and profitability than originally anticipated.  Those changes included a number of efforts that bore significant costs in terms of cash outlays and operating hardships, including but not limited to improvements to the physical plant, upgrades to technology equipment hardware and operating software.

As a result of our misguided confidence in the vendor of that new auction operating software, we believed that the software and operating system objectives we sought would be achieved, giving faster and broader access to its information and operating statistics, providing state-of-the-art access through web-based servers utilizing Oracle database technologies and housed in high-security environments at diverse geographical locations throughout the United States for both data security and redundancy in the event of catastrophe, and more.  Additionally, in a widely-published announcement, the Company’s two active software vendors supplying its auction operating systems (the original system which the auction continues to maintain and the new system which was to be put into use) made public their intention to merge.  The Company anticipated such a union would allow for smoother integration of its old data to the new system, provide additional markets for Internet-based selling efforts through the combined resources of the two vendors’ operations, and provide the vendors with substantially greater presence in the marketplace than either previously enjoyed.

Unfortunately, the new software fell far short of the Company’s expectations, and the two software providers did not merge as anticipated.  Ultimately, the Company was forced to discontinue use of the new software at mid-year due to insurmountable problems that resulted in business disruptions and some loss of support by our auction clients.  The Company subsequently reverted to its original software vendor, upgrading to the latest versions of its programs, and thereafter regained heightened stability in its operating status. The abandoned operating system caused the Company to suffer delays in reporting its financial results and filings with the SEC.  With the original, but updated, operating system back in place, the Company has finally returned to stability in its ability to meet reporting requirements.

The Company continues to believe that auto auctions are recession-resistant because, in part, the industry is more dependent on the size of the U.S. “Car Park” (the number of vehicles in operation or VIO) than it is upon manufacturing output, retail sales of motor vehicles, or other factors.  Of the 258 million units in the car park in 2007, 46 million were sold in used vehicle transactions, and auto auctions sold over 10 million of those units. Through September of 2008, auto auction volumes in the U.S. were off less than 1%, while new vehicle retail sales declined more than 22%.

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

Operating Results in 2007 and 2008

Our operations commenced in July 2007 with the acquisition of the Augusta auction and this auction constituted our only operations from that date through 2008. In 2007 we generated approximately $425,000 in revenue compared to approximately $1,000,000 in 2008 with quarterly revenue averaging approximately $212,500 and $250,000 in 2007 and 2008 respectively, an average increase of approximately 18%. This increase was due, in part, to larger volumes of cars sold and increased fees charged being more consistent with industry standards.

In 2008 our auction lost approximately $100,000. This loss included a charge of approximately $25,000 for software and related hardware described above as well as approximately $170,000 in amortization of a non-compete agreement and a customer list. The auction also had depreciation expense of approximately $46,000. Excluding depreciation expense because of the need to invest in additional equipment, we incurred about $100,000 in positive cash flow from our operation in 2008.

For 2007 our auction lost approximately $185,000 with about $25,000 of non-recurring start-up expense. With amortization of approximately $85,000, we had approximately $100,000 of negative cash flow from operations.

We believe that we incurred a total of approximately $142,171 in expenses in 2007 associated with the remodeling, upgrade, and improvement of the facilities, software, and equipment, of which approximately $117,171 was capitalized.

The following table sets forth certain information about the Augusta Auto Auction regarding units entered, that is, the number of units brought to the auto auction for sale, the units actually sold, and the conversion rate, that is, the number of units actually sold as a percentage of the number of units brought to the auction for sale, as well as changes in the buy/sell fee revenues comparing the year’s results to 2007 in comparable periods under our ownership:

	Q3	Q4	Six Months
Units Entered vs. 2007	+7.3%	+33.0%	+19.9%
Units Sold vs. 2007	+11.8%	-1.0%	+5.4%
Conversion Rate 2007	55.2%	55.5%	55.4%
Conversion Rate 2008	57.6%	41.3%	48.7%
Change in Buy/Sell Fee Revenues	+105.2%	+7.5%	+51.0%

While 2008 saw large gains in revenues over 2007, the fourth quarter saw impact from the deteriorating economy as well as the effects of December holidays falling in proximity to our sale dates in trumping further gains.  While the Company anticipated generally-weakening economic conditions, reduced productivity at automotive manufacturers, tightening credit and higher consumer interest rates, and other negative pressures affecting trade in general, revenues were up 51% in the six month period year-over-year. In addition, the Company continued to face operating hardships associated with the new operating software instituted in December of 2007 and discontinued in July of 2008.

Discussion Regarding the Parent Company’s Operating Results

The Company incurred a loss of $910,497 in 2008 compared to a loss of $3,850,881 in 2007. In 2007, approximately $3,000,000 of the loss related to stock issued for services, stock options issued for services and a beneficial conversion of preferred stock to common stock, accruals largely made in restarting the company in its current business. For 2007, the balance of the loss, when compared to the results for 2008, was approximately $60,000 less than that that in 2008. While our revenues were larger in 2008 when compared to 2007 by about $575,000, at the corporate level our salaries for 2008 reflect twelve months of salary for one of our executives compared to three months in the previous year for that individual, as well as the addition of expense for another experienced auction operations manager. During the year, the Company was engaged in additional activities which included expenses for reviewing acquisition opportunities and otherwise. In addition, we incurred a write off of approximately $25,000 in 2008 referred to above and amortization and depreciation expense of about $220,000 in 2008 compared to approximately $100,000 in 2007.

In 2008 our corporate expense reflects principally $385,000 in salaries for executives with related taxes and benefits. Corporate general and administrative expenses of approximately $200,000 include legal and accounting expenses, expenses incurred largely for being publicly held, as well as expenses for corporate offices and other general expenses.

Liquidity and Need for Additional Capital

The Company is currently engaged in its plan of seeking to grow through acquisitions as well as through organic means.  To succeed in doing so, the Company will require additional capital, which the Company anticipates raising through sale of Common Stock.

The Company’s liquidity in 2008 was assisted through the closing of a private placement of $130,000 of common stock in the second quarter of 2008. The Company’s liquidity is also supplemented by a $300,000 line of credit with Wachovia Bank, N.A.  Although the Company presently has a certificate of deposit with the same bank of just over $150,000, this line of credit is used to cover some instances in which payments to dealers selling vehicles through the auction is advanced prior to collecting payments from buyers of those vehicles.  The Company anticipates increasing the size of the available line as its sales volume grows.  The bank charges an interest rate on the line of credit equal to prime plus 1.5% on the outstanding daily balance, if any.  The line of credit is secured by all of the Company’s deposits at the bank.

Also, the Company will ultimately be forced to seek a larger operating facility for its auction operations in the greater Augusta area, since the auction can not accommodate the anticipated growth at its present location.

The Company continues to seek additional capital through equity investment. With the acquisition of an auction in Chattanooga, Tennessee, an acquisition that is anticipated to close in late 2009, the Company is planning for those operations to provide sufficient operating capital to fund the corporate overhead not funded by our Augusta auction operations. The general operations of the Chattanooga auction will be supported by a line of credit from the auction’s seller.

Financing of Planned Expansions and Other Expenditures

When sufficient funding is available, the Company anticipates making its entry into the wholesale vehicle inventory floor plan financing segment of the industry by providing floor plan and “float” financing to its automobile dealer clients.  Floor plan financing refers to medium-length wholesale financing terms, usually to a maximum of 90 to 120 days. “Float” financing refers to shorter-term wholesale vehicle financing-usually to a maximum of 30 to 60 days, often related to promotional sales activities.

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

None

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

Our independent auditor has indicated that we have three material weaknesses: (i) Our reconciliations and account analysis is not performed in a timely manner because we do not have full time financial accounting personnel; (ii) Our sales and accounts receivable software is not integrated with our financial accounting software and our accounting personnel do not perform routine reconciliations of data entered on the sales reporting system to appropriate control accounts in the general ledger system with reconciliations made in the aggregate without individual account scrutiny regardless of materiality; and (iii) we made several adjusting entries relating to the recording of options and the accrual of certain liabilities.

During most of fiscal 2008, the Company had no full time financial accounting personnel.  As such many reconciliations and account analysis were not performed in a timely manner. However, contemporaneous to year-end, the Company added a certified public accountant with financial reporting experience to its staff.  The Company is also actively seeking a qualified CFO to join its executive team, and feels that these additions will mitigate this issue.

As with many vehicle auction companies of its size, the Company’s sales and accounts receivable software is not integrated with its financial accounting software.  In 2008, the accounting personnel did not properly perform routine reconciliations of the results of the data entered on the sales reporting system to the appropriate control accounts in the general ledger system.  As such, certain reconciliations to the control accounts were made in the aggregate without individual account scrutiny, regardless of materiality. With the addition of the accountant, the Company will require reconciliations of the control accounts with each accounting period close.

The auditors proposed significant adjusting entries to both the subsidiary and parent companies that comprise the consolidated reporting entity. These entries were principally the result of analyzing the Company’s recording of options and the accrual of certain liabilities.  With the addition of the accountant, the Company will perform this analysis on no less than a quarterly basis.

Item 9B.  Other Information

Not applicable

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

The directors and executive officers of the Company, and their respective ages, as of March 31, 2008, and positions held with the Company, are as follows:

Name	Age	Position
Steven L. Sample	62	Director, Chairman of the Board, and Chief Executive Officer
David Bynum	61	Director, Vice President and Chief Operating Officer
Patricia Ann Arnold	52	Secretary
Tony Moorby	61	Director, Chairman of Advisory Board
Danny Gibbs	52	Director
James C. Hunter, MD	51	Director
V. Weldon Hewitt	72	Director
Frank Lawrence	68	Director

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

On May 16, 2007, the registrant named David Bynum to its board of directors, and at the end of December 31, 2008, named him its Vice president and Chief Operating Officer.  Since 2006 and prior to joining Acacia,  Mr. Bynum has been a manager of Bynum Properties which is involved in residential and commercial leasing and custom home construction. From October 2000 through April 2006, Mr. Bynum was employed by ADESA Corporation, a publicly held national automobile auction company. Initially Mr. Bynum was a Regional Vice President and in January 2004 was named National Director of Heavy Truck and Equipment Sales. For the twelve years prior to 2000, Mr. Bynum served as General Manager of Southern States Vehicle Auction in Atlanta, Georgia under the ownership of ADT Automotive (previously Anglo-American Auto Auctions) before it was sold to Manheim Auctions.

Mr. Moorby joined the Company in October 2006 when he was named as a director and as President and Chief Operating Officer until retiring from that office at the end of December 31, 2008.  After that time, Mr. Moorby agreed to serve as Chairman of the Company’s new Advisory Board.  He has remained active in assisting the Company with acquisition strategies and other matters.  Beginning in February 2006 he was a Principal of Tony Moorby & Associates, an automotive consultant firm and in June 2006 became a member of Board of Trustees, National Independent Automobile Dealers’ Association (NIADA).  From February 2002 through February 2006, he was Managing Partner of Flying Lion Dealer Services, a dealer services business, and from October 2000 through October 2002 he was Executive Vice President of ADESA Corp where he was responsible for corporate development.  From January 1997 through October 2000 he was President and Chief Executive Officer of ADT Automotive Auction, an automobile auction company with 28 outlets which was sold to Manheim Auctions in October 2000.  Prior to 1997 and commencing in 1982, Mr. Moorby was employed by ADT Automotive Auction for the majority of the time.

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

Dr. Hunter was appointed to the board of directors on February 1, 2007.  In April 2008 he was named Chief Medical Officer for the Carolinas Medical Center in Charlotte, North Carolina, where he is responsible for physician credentialing and relations with oversight for all quality efforts. In 2005 and prior to April 2008, he was named Chief Medical Officer, Cape Fear Valley Health System in Fayetteville, North Carolina where he also had similar responsibilities. From 1998 to 2005 he was Senior Vice President of Medical Affairs and Chief Quality Officer of Munroe Regional Health System in Ocala, Florida where he had similar responsibilities. During that time, Dr. Hunter earned his MBA degree. From 1995 to 1998 he served as Director of Inpatient Clinical Affairs, Inpatient Internal Medicine, and Emergency Medicine for two healthcare organizations in Myrtle Beach, South Carolina. Prior to 1995 Dr. Hunter was an Emergency Physician.

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

The Company’s Board of Directors named Frank Lawrence to serve as one its directors on November 3, 2007.  Mr. Lawrence was the previous majority owner of the automobile auction located in the Augusta, Georgia area which the Company acquired in July of this year.  Mr. Lawrence is the owner of Bobby Jones Ford-Lincoln-Mercury in Augusta, Georgia, a dealership he has owned since 1991

Committees of the Board of Directors

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

Code of Ethics

Given that the Company only instituted operations in the last two years, the Company has not adopted a Code of Ethics for the principal executive officer, principal financial officer, or principal accounting officer or controller.

Section 16(a) Beneficial Ownership Reporting Compliance.

Mr. Sample became an officer, director and 10% owner of the Company on August 15, 2006, and filed the initial report on Form 3 on January 10, 2007, filed a report on Form 3 indicating that status. On February 1, 2007, Mr. Sample received 8,117,500 shares of common stock and 500,000 shares of preferred stock convertible into common stock and on March 23, 2007, April 18, 2007, and April 24, 2007 he made gifts of 228,700 shares 70,000 shares 318,800 shares, 1,500,000 shares, respectively. On June 7, 2007 he converted 500,000 shares into common stock and received warrants for 1,425,000 shares of common stock, all of such transactions being reported on a Form 4 on June 14, 2007. On August 7, 2007, October 29, 2007, and November 9, 2007, Mr. Sample made additional gifts of 9,500 shares, 15,000 shares and 11,000 shares, respectively, which were reported on Form 4 on November 15, 2007.  On April 4, June 3, July 7, September 12, and December 19, 2008, Mr. Sample gifted 5,000 shares, 50,000 shares, 20,000 shares, 57,500 shares, and 7,400 shares respectively of his Common stock. Those transactions were reported on Form 4 on June 2nd and December 31st of 2008.

Gwendolyn Sample, the spouse of Steve Sample, was the recipient of gifts of common stock from Steve Sample and on April 24, 2007 became a 10% owner in the Company, such transactions being reported on Form 4 on June 15, 2007.

On June 15, 2007, Tony Moorby, reported on Form 3 a restricted stock grant of 500,000 shares awarded to him on February 1, 2007. He was named an officer and director on October 10, 2006. On December 31, 2008, Mr. Moorby was granted 50,000 Common Stock Options on his appointment as Chairman of the Advisory Board, a board that has not yet been formed.  That transaction was reported on Form 4 on 9/18/2009.  Mr. Moorby remains a Director of the Company.

On June 15, 2007, Danny R. Gibbs, V. Weldon Hewitt and James C. Hunter filed Form 3’s reflecting each’s appointment to the board of directors on February 1, 2007. On December 31, 2008, Messrs Gibbs, Hewitt, and Hunter were awarded 15,000 Common Stock Options each under the automatic options program for their annual service to the Company.  Those awards were reported on Forms 4 on September 18, 2009.

Messrs. Bynum and Lawrence filed Form 3’s reflecting each’s appointment to the board of directors on November 2, 2008, and their Option awards as Directors under the Company 2007 Stock Incentive Plan.  Messrs. Bynum and Lawrence filed Form 4’s reflecting outside director’s automatic stock option grants for 15,000 shares granted on the same date. On December 31, 2008, Messrs Lawrence, and Bynum were awarded 15,000 Common Stock Options each under the automatic options program for their annual service to the Company.  Those awards were reported on Forms 4 on September 18, 2009. After December 31, 2008, Mr. Bynum became an officer of the Company and no longer qualifies for non-employee director awards, but was awarded 100,000 Common Stock options upon his appointment as the Company’s Vice President and Chief Operating Officer on that date.  Those awards were reported on Form 4 on September 18, 2009.  Beginning January 1, 2009, Mr. Moorby will be eligible for non-employee Director Option awards unless he returns to active service to the company within the year.

Item 11.  Executive Compensation

The following table sets forth certain information concerning the compensation earned during the year ended December 31, 2008 by the Company's Chief Executive Officer and Chief Operating Officer for whom disclosure is required:

SUMMARY COMPENSATION TABLE

				Restricted
		Annual Compensation(1)		Stock
Name and Principal Position	Fiscal Year	Salary	Bonus	Awards		Total
Steve Sample(1)	2008	$150,000	-	-		150,000
Chief Executive Officer	2007	150,000	-	-		150,000

Tony Moorby, President and	2008	$201,000	-	-		201,000
Chief Operating Officer(3)	2007	201,000	-	$5,000	(2)	206,000

(1) Amounts for Mr. Moorby and

(2) In February 2007, the Company’s Board awarded 500,000 shares to Mr. Moorby under the Company’s 2007 Stock Incentive Plan.

(3) Excludes options to acquire 50,000 shares of Common Stock awarded to Mr. Moorby upon his resignation as an officer of the Company and his agreement to serve on the Company’s advisory committee. The exercise price of the options is $0.50 per share with one half the options vesting January 1, 2009 and the remainder vesting January 1, 2010.

Option Tables

The following table sets forth certain information concerning grants of options to purchase shares of Common Stock of the Company made during the last completed fiscal year to the executive officers named in the Summary Compensation Table.

EXECUTIVE STOCK OPTION GRANTS
(YEAR ENDED DECEMBER 31, 2008)

	Number of	Number of
	Securities	Securities	Weighted
	Underlying	Underlying	Average
	Unexercised Options	Unexercised Options	Per Share	Expiration
Name	Exercisable(3)	Unexercisable(1)	Exercise Price	Dates
Steven L. Sample(1)	0	0	n.a.	n.a.
Tony Moorby	0	0	n.a.	n.a.
Patricia Arnold(2)	10,000	0	$0.01	2/1/17

(1)
Excludes 1,425,000 warrants are held by Mr. Sample issued in exchange in 2007 for shares of the Company’s Preferred Stock and not for compensation. The average exercise price of such warrants was $2.33 per share, and 975,000 of them were tied to specific future performance levels by the company over fiscal 2008, 2009, and 2010. The performance goals were not met in 2008 and options to acquire 341,350 lapsed leaving a weighted exercise price of $2.50 and a total of 1,083,650 options pursuant to such warrants outstanding.

(2)
During the fiscal year ended December 31, 2007, the Company granted a total of 25,000 options to purchase common stock to its employees, executive officers and directors.  Ms. Arnold was awarded the indicated option on February 1, 2007 and an equal number of shares vest annually over a four year period.

(3)
Does not include 100,000 Common stock Options with an exercise price of $0.50 per share granted to Mr. Bynum on December 31, 2008, for his appointment to the Vice Presidency of the Company beginning the following day.  One half of those options vest January 1, 2009, and the remainder vesting January 1, 2010 with his continued employment.

Director Compensation

Directors of the Company presently serve without compensation except under the plan adopted on February 1, 2007 for which each non-employee director of the Company was granted an option to acquire an initial 10,000 shares of Common Stock for $0.01 per share and 15,000 additional options upon election to a full term. In 2008, each non-employee director was granted options to acquire 15,000 shares of Common Stock at an exercise price of $0.50 per share.

Benefit Plans

As part of the reorganization proceeding in bankruptcy, all stock option plans and warrants existing prior to change of control to Acacia’s management were cancelled.  At the board of directors meeting held on February 1, 2007, the Company adopted a new stock incentive plan.  With respect to awards made thereunder, Mr. Moorby was given a grant of 500,000 shares of restricted stock.  In addition, the Company granted Ms. Arnold an option to acquire 10,000 shares of Common Stock under the plan at the same meeting.

Compensation Committee

The board of directors has appointed V. Weldon Hewitt, Dr. James C. Hunter, and David Bynum to serve as the Corporation’s Compensation Committee. The duties of the Compensation Committee will be to provide a general review of the Company's compensation and benefit plans to ensure that they meet corporate objectives and to administer or oversee the Company's Stock Option Plan and other benefit plans.  In addition, the Compensation Committee will review the compensation of officers of the Company and the recommendations of the Chief Executive Officer on (i) compensation of all employees of the Company and (ii) adopting and changing major Company compensation policies and practices.  Except with respect to the administration of the Stock Option Plan, the Compensation Committee will report its recommendations to the entire Board of Directors for approval. The Compensation does not have a charter, and on January 1, 2009, David Bynum became an employee of the Company. The committee has not reviewed the compensation of executives as it presently reflects basic compensation in a start up environment.

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

Shares Owned

Name and Address of	No. of
Beneficial Owner	Shares	Percent

Steven L. Sample (1)	6,539,600	54.2%
Danny Gibbs (2)	62,500	0.5%
Tony Moorby	511,000	4.2%
Patricia Ann Arnold (3)	-	-
James C. Hunter (2)	-	-
V. Weldon Hewitt (2)	-	-
David Bynum(4)	15,000	0.1%
Frank Lawrence(5)	450,000	3.8%

All directors and officers as a group (eight persons)	7,578,100	62.8%

(1) Excludes 1,425,000 warrants held by Mr. Sample issued in exchange for shares of the Company’s Preferred stock and not for compensation. The average execution price of the warrants is $2.33 per share, and 1,000,000 of them are tied to specific future performance levels by the company over the next three fiscal years.  316,350 of those warrants expired at 12-31-2008. See “Change of Control.”

(2) Excludes options to purchase 25,000 shares of common stock at a weighted average exercise price of $0.48 per share.

(3) Excludes options to acquire 10,000 shares of Common Stock for $0.01 per share.

(4) Excludes options to acquire 25,000 shares of Common Stock at a weighted average exercise price of $0.83 per share, and 100,000 shares for $0.50 each.

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

Unless otherwise indicated, the address for each of the above named individuals is 3512 East Silver Springs Boulevard - #243, Ocala, FL  34470.

Change of Control

On August 15, 2006, Steven L. Sample acquired for $50,000, 4,000,000 shares, or 46.7%, of the 8,561,000 issued and outstanding shares of Common Stock of the registrant from TAM and its associates.  In addition Mr. Sample paid expenses totaling $138,862, such expenses including the costs associated with completing the bankruptcy proceedings and costs such as arranging for the Company’s SEC filings to be brought current, after which the registrant agreed to effect a one for eight reverse stock split, to issue to Mr. Sample an additional 8,117,500 shares of Common Stock and 500,000 shares of preferred stock.  For the assistance of Harry K. Myers, a principal of Baker #1, Ltd., the entity owning Thacker Asset Management, LLC, the registrant agreed to issue to him 25,000 shares of preferred stock and 450,000 shares of Common Stock.

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

Vesting Year	Price	Number
2008	$2.00	333,000	*
2009	$3.00	333,000
2010	$4.00	334,000

*  316,350 of these warrants issued to Mr. Sample and 16,650 warrants issued to Mr. Myers expired at the end of 2008 as unearned and unvested.

Item 13.  Certain Relationships and Related Transactions

With respect to certain transactions regarding the restructuring of the Company’s corporate charter and transactions with Mr. Sample, see Item 11. – Change of Control.

In 2006 the board of directors named Gwendolyn Sample as the Company’s assistant secretary and granted her an option to acquire 5,000 shares of Common Stock for $0.01 per share.  Ms. Sample is the spouse of Steven L. Sample.  In addition, the board of directors paid L. Palmer Sample, an IT and MIS expert, 10,000 shares of Common Stock for work performed in installing and maintaining the company’s computer network system as well as creating, hosting, and maintaining the Company’s e-mail system and Internet web site.  Palmer is the son of Steven L. Sample.  Mr. Sample’s spouse and his son disclaim any beneficial ownership by Mr. Sample of any shares or options they own, and they disclaim any beneficial ownership of any shares or warrants he owns.

The Company provides automobiles for the use of Mr. Bynum, Mr. Sample, and two other employees at the auction level.

Item 14.  Principle Accountant Fees and Services

The following is a summary of the aggregate fees billed to us for fiscal 2008 by Killman, Murrell & Company, P.C.:

Audit Fees

Fees for audit services totaled approximately $30,683  in 2008, including fees for professional services for the audit of our annual financial statements and for the reviews of the financial statements included in each of our quarterly reports on Form 10-Q or Form 8-K.

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

10.6*	diversified Employee Leasing, Inc. Client Service Agreement (incorporated by reference from a similarly numbered exhibit filed with the Company’s Registration Statement No. 33-97308-D)

10.7*	Stock Purchase and Subscription Agreement

10.8*	Letter of Agreement concerning transfer of shares, payment and delivery thereof, Lien Release, Power of Attorney, Irrevocable Voting Proxy, acknowledgements, et al

10.9*	Letter of Agreement concerning transfer of shares

31.1	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).

31.2	Section 1350 Certification (furnished herewith).

*           Previously filed

FINANCIAL STATEMENTS:

Killman, Murrell & Company P.C.
Certified Public Accountants

3300 N. A Street, Bldg. 4, Suite 200	1931 E. 37th Street, Suite 7	2626 Royal Circle
Midland, Texas 79705	Odessa, Texas 79762	Kingwood, Texas 77339
(432) 686-9381	(432) 363-0067	(281) 359-7224
Fax (432) 684-6722	Fax (432) 363-0376	Fax (281) 359-7112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Acacia Automotive, Inc.
Ocala, Florida

We have audited the accompanying consolidated balance sheets of Acacia Automotive, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we can plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over consolidated financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acacia Automotive, Inc. as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 12 to the consolidated financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 12.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Killman, Murrell & Company, P.C.

Odessa, Texas
August 26, 2009

ACACIA AUTOMOTIVE, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008		2007
ASSETS
CURRENT ASSETS
Cash	$5,586		$49,716
Certificate of Deposit (Restricted)	157,255		153,361
Accounts receivable	236,524		210,424
Deposits and prepaid expenses	3,481		33,562
Total Current Assets	402,846		447,063
PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $52,103 and $13,707 in 2008 and 2007, respectively	172,346		203,142

OTHER ASSETS
Goodwill	427,929		427,929
Customer list and Non-Compete Agreement, net of accumulated amortization
of $255,850 and $85,283 in 2008 and 2007, respectively	385,284		555,851
Total Other Assets	813,213		983,780
TOTAL ASSETS	$1,388,405		$1,633,985

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$42,893	$	−
Accounts payable	277,561		224,928
Accrued liabilities	404,374		87,238
Line of credit	275,000		139,900
Capital lease obligations, current portion	14,619		11,706
Stockholder payables	-		47,104
Total Current Liabilities	1,014,447		510,876
NONCURRENT LIABILTIES
Capital lease obligations, less current portion	16,900		32,078
TOTAL LIABILITIES	1,031,347		542,954
COMMITMENTS AND CONTINGENCIES	-		-

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value,
1,475,000 shares authorized, none issued and outstanding	-		-
Common stock, $0.001 par value, 150,000,000 shares authorized;
12,062,524 and 11,997,524 shares issues and outstanding, respectively	12,062		11,997
Additional paid-in capital	11,095,181		10,918,722
Retained deficit	(10,750,185)		(9,839,688)
TOTAL STOCKHOLDERS' EQUITY	357,058		1,091,031
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,388,405		$1,633,985

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
REVENUES
Buyers fees	$447,751	$159,288
Sellers fees	535,858	225,876
Other revenue	15,363	38,240
Total Revenues	998,972	423,404
OPERATING EXPENSES
Cost of fees earned	85,950	100,937
Employee compensation	848,556	2,076,538
General and administrative	701,118	1,498,506
Depreciation and amortization	219,829	101,270
Beneficial conversion of preferred stock	-	500,000
Total Operating Expenses	1,855,453	4,277,251
Operating loss before other income (expense)
and income taxes	(856,481)	(3,853,847)
OTHER INCOME (EXPENSE)
Interest income	5,595	8,223
Interest expense	(20,378)	(2,890)
Loss on sale of assets	(39,233)	(2,367)
Total Other Income (Expense)	(54,016)	2,966
INCOME TAX	-	-
NET LOSS	$(910,497)	$(3,850,881)
BASIC AND DILUTED LOSS PER SHARE
Loss per share	$(0.07)	$(0.35)
Weighted average shares outstanding	12,017,524	10,997,523

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2008 AND 2007

					Additional
	Preferred Stock		Common Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance
December 31, 2006	525,000	$525	9,935,024	$9,935	$5,703,930	$(5,988,807)	(274,417)
February 1, 2007
Warrants Issued for Services	-	-	-	-	497,930	-	497,930
Stock Options Issued for Equipment	-	-	-	-	15,060	-	15,060
March 31, 2007
Stock Issued for Services	-	-	500,000	500	999,500	-	1,000,000
May 16, 2007
Stock Options Issued For Services	-	-	-	-	2,277	-	2,277
May 29, 2007
Warrants Issued for Services	-	-	-	-	605,348	-	605,348

June 8, 2007
Sale of Common Stock	-	-	512,500	512	1,024,488	-	1,025,000
Stock Warrants Issued
For Services	-	-	-	-	430,300	-	430,300
June 22, 2007
Conversion of 525,000
shares of Preferred Stock
to Common Stock	(525,000)	(525)	525,000	525	500,000	-	500,000

ACACIA AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2008 AND 2007
(continued)

					Additional
	Preferred stock		Common Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

July 10, 2007
Stock Issued in Acquisition	-	$-	500,000	$500	$791,077	$-	$791,577
Issue of Non-Compete Agreement	-	-	-	-	266,134	-	266,134
Warrants Issued in Acquisition	-	-	-	-	39,983		39,983
November 2, 2007
Stock Options Issued For Services	-	-	-	-	22,720	-	22,720
November 3, 2007
Stock Issued for Services	-	-	25,000	25	19,975	-	20,000

Net Loss	-	-	-	-	-	(3,850,881)	(3,850,881)
Balance
December 31, 2007	-	-	11,997,524	11,997	10,918,722	(9,839,688)	1,091,031
Sale of Common Stock			65,000	65	129,935		130,000
Options Issued for Services					46,524		46,524
Net Loss						(910,497)	(910,497)
Balance
December 31, 2008	-	$-	12,062,524	$12,062	$11,095,181	$(10,750,185)	$357,058

The accompanying notes are an integral part of these consolidated financial statements.

 ACACIA AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Cash flows from operating activities
Net loss	$(910,497)	$(3,850,881)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	219,829	101,270
Common stock issued for services	-	1,020,000
Stock options issued for services	46,524	1,573,633
Beneficial conversion	-	500,000
Loss on disposal of assets	14,234	2,367
Changes in operating assets and liabilities
Cash overdrafts	42,893	-
Certificate of Deposit (Restricted)	(3,894)	(153,361)
Accounts receivable	(26,100)	(210,424)
Deposits and prepaid expenses	30,081	(33,093)
Accounts payable	52,633	164,392
Accrued liabilities	317,136	(152,160)
Net cash used in operating activities	(217,161)	(1,038,257)
Cash flows from investing activities
Proceeds from sale of assets	26,400	22,061
Purchase of property and equipment	(59,099)	(136,759)
Net cash used in investing activities	(32,699)	(114,698)
Cash flows from financing activities
Borrowings and repayments from/on line of credit	135,100	139,900
Capital lease payments	(12,266)	-
Sale of common stock	130,000	1,025,000
Shareholder payables	(47,104)	36,339
Net cash provided by financing activities	205,730	1,201,239
Net increase (decrease) in cash and cash equivalents	(44,130)	48,284
Cash, beginning of year	49,716	1,432
Cash, end of year	$5,586	$49,716

Supplemental Disclosure of Cash Flow Information
Cash paid during period for:
Interest	$20,378	$2,784
Income tax	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 - THE COMPANY

Acacia Automotive, Inc. (“Acacia” or the “Company”) is engaged in acquiring and operating auctions that sell automobiles, trucks, equipment, boats, motor homes, RVs, and other related vehicles.  Currently, Acacia owns one auction in North Augusta, South Carolina.

Acacia was formerly named Gibbs Construction, Inc. (“Gibbs”).  “Gibbs” was a full service, national commercial construction company located in Garland, Texas.  During 1999, Gibbs experienced significant losses associated with certain construction projects, which were bonded by Gibbs’ primary bonding surety.  In the fourth quarter of 1999, Gibbs’ bonding surety notified Gibbs that it would no longer provide completion and payment bonds for Gibbs’ construction projects.  Given these events, Gibbs began a series of negotiations with its bonding surety in December of 1999, which resulted in a written agreement in January of 2000, whereby the bonding surety would provide funds to finish certain projects and required Gibbs to terminate construction on other projects.  These events led to Gibbs inability to satisfy its debts in the ordinary course of business and on April 20, 2000, Gibbs filed a Petition pursuant to Chapter 11 of the United States Bankruptcy Code.

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

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 - THE COMPANY (continued)

•	Authorized a one-for-eight reverse stock split of the Company’s common stock.

•	Designated 525,000 shares of preferred stock as Series A Preferred Stock, with the following rights:

a.)	Dividends can be paid when declared by the Board of Directors but must be also simultaneously declared on the common stock.

b.)	Series A Preferred Stock may not be redeemed.

c.)	Each share of Series A Preferred Stock is convertible into one share of common stock at the option of the holders.

d.)	The holders of Series A Preferred Shares are certified to 50 votes on all matters to be voted on by the shareholders of the Company for each share of Series A Preferred Stock held.

•	Authorized the issuance of common stock and Series A Preferred Stock for services rendered and payments of organization expenses on behalf of the Company:

a.)	8,567,500 shares of common stock

b.)	525,000 shares of Series A Preferred Stock

c.)	Aggregated issuance fair value was $150,262

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

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

CERTIFICATE OF DEPOSIT (RESTRICTED) – The Company holds a certificate of deposit maturing in January 2009 that is pledged as a partial compensating balance with the promissory note (line of credit).  The certificate automatically renewed in January 2009 for nine months.

ACCOUNTS RECEIVABLE - The Company’s receivables are recorded when billed, advanced, or accrued and represent claims against third parties that will be settled in cash.  The carrying value of the Company’s receivables, net of allowance for doubtful accounts, represents their estimated net realizable value.  The Company estimates its allowance for doubtful accounts based on historical collection trends, the age of the outstanding receivables and existing economic conditions.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost less accumulated depreciation.  Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally three to fifteen years.  Depreciation expense for the years ended December 31, 2008 and 2007 totaled $48,630 and $15,986, respectively.

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

FAIR VALUE ESTIMATES – In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”.  The objective of  SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

The Company measures it options and warrants at fair value in accordance with SFAS 157. SFAS 157 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. These two types of inputs have created the following fair value hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets;
•
Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and  drivers are observable in active markets; and

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

FAIR VALUE ESTIMATES (continued)

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the options and warrants and long-lived assets held for sale at December 31, 2008 was as follows:

Fair Value Measurements at Reporting Date Using

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Options	$-	$46,524	$-	$46,524
Long-lived Assets Held For Sale	$-	$26,400	$-	$26,400

The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.

Options and warrants were valued using the Black-Scholes model.

Long-lived assets held for sale were valued by gross proceeds realized.

RECLASSIFICATIONS – Certain reclassifications have been made to previously reported amounts, so that the prior year’s presentation is comparative with the current year’s presentation.

COMPENSATED ABSENCES -   The Company has not accrued a liability in accordance with FAS 43 as the amount of the liability cannot be reasonably estimated at December 31, 2008.

REVENUE RECOGNITION – Revenue is recognized when realized. Auction and related fees are recorded when sales are consummated at time of vehicle sale.

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

ADVERTISING COSTS - Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2008 and 2007 amounted to $23,446 and $17,739, respectively.

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

STOCK BASED COMPENSATION - Effective at the beginning of fiscal year 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS No. 123(R)”) to account for stock-based compensation. Under SFAS No. 123(R), the Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense attributed is based on estimated forfeiture rate, which is updated based on actual forfeitures as appropriate. This option pricing model requires the input of highly subjective assumptions, including the expected volatility of our common stock, pre-vesting forfeiture rate and an option’s expected life. The financial statements include amounts that are based on the Company’s best estimates and judgments. Prior to fiscal year 2006, the Company accounted for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  During the years ended December 31, 2008 and 2007, the Company issued stock awards to employees in the amounts of $0.00 and $1,020,000, respectively.

Details of Valuation
Date	Shares	Value
3/31/07	500,000	$1,000,000

11/3/07	25,000	20,000
	525,000	$1,020,000

COMMON STOCK PURCHASE WARRANTS - The Company has issued common stock purchase warrants as payments to individuals for providing services or financial resources to the Company.  The Company’s management selected the Black-Scholes valuation method to calculate the fair value of the common stock purchase warrants.

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

COMMON STOCK PURCHASE WARRANTS (continued) – In 2007, the Company issued stock purchase warrants to purchase 2,206,250 shares of the Company’s common stock for $0.01 to $4.00, with a life of five (5) years. The aggregate value of these stock purchase warrants was $2,208,299 which was recognized as compensation expense at December 31, 2007. The Black Sholes model assumptions were:

	Range
Estimate fair value	$.80	to	$1.95
Expected life (years)	2.5	to	2.5
Risk free interest rate	4.88%	to	4.96%
Volatility	212%	to	212%
Dividend yield	-	to	-

COMMON STOCK OPTIONS – In 2007, the Company issued stock options to purchase 155,000 shares of the Company’s common stock for $0.01 to $0.80 with a life ten (10) years in connection with Board of Directors authorizations.  The aggregate value of these stock options was $278,392.  These options can be exercised at the discretion of the option holder.  Black-Sholes model assumptions were:

	Range
Estimate fair value	$1.47	to	$1.95
Expected life (years)	5.0	to	5.0
Risk free interest rate	3.37%	to	3.37%
Volatility	212%	to	212%
Dividend yield	-	to	-

On December 31, 2008, the Company issued stock options to purchase 240,000 shares of the Company’s common stock for $.50, with a life of ten (10) years in connection with the Board of Directors authorization. The aggregate value of these stock options was $112,763. These options can be exercised upon the discretion of the option holder. Black Sholes model assumptions were:

Estimate fair value	$0.44
Expected life (years)	5.0
Risk free interest rate	1.52%
Volatility	51%
Dividend yield	-

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL - The Company routinely evaluates the carrying value of its long-lived assets, including good will. The Company records an impairment loss when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered. These events may include changes in the manner in which we intend to use an asset or a decision to sell an asset.  The Company’s management believes that no impairment is deemed necessary at December 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS - In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS No. 160”). These new standards represent the outcome of the FASB’s joint project with the International Accounting Standards Board and are intended to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.

SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” however, it retains the fundamental requirements of the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and under the nature and financial effect of the business combination.

SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement changes the way the consolidated income statement is presented by requiring net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the income statement. It also aligns the reporting of noncontrolling interest in subsidiaries with the requirements in International Accounting Standard 27.

Both SFAS No. 141(R) and SFAS No. 160 are effective beginning in our fiscal 2010. SFAS No. 141 (R) will be applied to business combinations that are consummated beginning in fiscal 2010, and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before fiscal 2010. We are currently evaluating these Statements and have not yet determined their effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 will be effective for the Company for fiscal year 2009. Management is currently evaluating the impact of the statement on the Company. Management does not believe the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures about derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not currently have any derivative instruments or hedging activities.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer (“CEO”) and majority stockholder has provided monies to pay substantially all operating expenses since business activities resumed in July 2006.  The following summarizes the activity and balance due the stockholder:

	2008	2007

Description	Amount	Amount

Due to Stockholder January 1	$47,104	$10,765

Payments made by stockholder
Opening expenses	-	154,453
Operating expenses	-	47,104
Equipment	-	7,248
Prepaid	-	469
	-	220,039
Less:
Cash Payments	(47,104)	-
Purchase of Common Stock	-	(138,862)
Stock Purchase Warrant Exercise	-	(2,500)
Payment	-	(31,573)

Due to Stockholder December 31	$-	$47,104

The Company granted 10,000 common share purchase options to each of its three outside directors on February 1, 2007 upon their appointment in accordance to the Stock Incentive Plan for 2007, and to one outside director on May 16, 2007 upon his appointment.

Additionally, upon each annual stockholders meeting 15,000 common share purchase options will be granted to each eligible director.  The Company also granted 10,000 shares of common stock options to its newly-appointed Secretary and 5,000 options to its Assistant Secretary.  In addition, the Company granted 500,000 shares of its common stock to its President and COO in accordance with the Stock Incentive Plan, valued at $1,000,000.  In 2008, options to purchase 90,000 shares of common stock with an aggregate value of $42,286 were issued to eligible directors.  Additionally, 150,000 options were issued to employees for services, with an aggregate value of $70,477.

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2008 and 2007:

	2008	2007

Leasehold improvements	$43,351	$40,987
Vehicles	45,360	31,860
Capital Leases	43,785	43,785
Furniture & fixtures	3,154	2,403
Computers & Equipment	88,799	97,814
	224,449	216,849
Less accumulated depreciation	(52,103)	(13,707)
	$172,346	$203,142

NOTE 5 - INCOME TAXES

At December 31, 2008, the Company had a net operating loss carryforward of approximately $14,747,323 which will expire beginning in 2017.  A valuation allowance has been provided for the deferred tax asset as it is uncertain whether the Company will have future taxable income. A reconciliation of the benefit for income taxes with amounts determined by applying the statutory federal income rate of (34%) to the loss before income taxes is as follows:

	2008	2007
Benefit for Income Taxes Computed using the statutory rate of 34%	$309,569	$1,309,300
Non-Deductible Expense	(26,673)	(1,043,549)
Change in Valuation Allowance	(282,896)	(265,751)
Provision for Income Taxes	$-	$-

Significant components of the Company’s deferred tax liabilities and assets were as follows at December 31, 2008 and 2007.

	2008	2007
Deferred Tax Assets
Tax Operating Loss Carryforwards	$5,029,303	$4,746,407

Total Deferred Tax Assets	5,029,303	4,746,407
Valuation Allowance	(5,029,303)	(4,746,407)
	$-	$-

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 6 - STOCKHOLDERS’ EQUITY

Preferred Stock

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

The following contingent warrants are still outstanding to those same individuals:

Vesting Year	Price	Number

2008	$2.00	333,000
2009	$3.00	333,000
2010	$4.00	334,000

		1,000,000

The vesting is subject to the Company attaining certain performance levels.  No warrants have been executed as of December 31, 2008.  The value of these contingent warrants will be recognized as a current expense upon vesting, if and when it occurs.

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 6 - STOCKHOLDERS’ EQUITY (continued)

Common Stock

In the second quarter of 2007, 512,500 shares of common stock were sold and 500,000 shares were issued for services.

On July 10, 2007, the Company issued 500,000 shares of common stock and 50,000 stock warrants in exchange for the acquisition of certain assets and liabilities of Augusta Auto Auction, Inc.  The warrants have an exercise price of $1.00 per share and expire on July 10, 2012.

There were 25,000 shares issued in the fourth quarter of 2007 for services.

On September 3, 2008, 65,000 shares of common stock were issued for services.

 NOTE 7 - BUSINESS COMBINATION

On July 10, 2007, Acacia Automotive, Inc. (“Buyer”) purchased certain assets and liabilities of Augusta Auto Auction, Inc. (“Seller”) in exchange for 500,000 shares of common stock and 50,000 stock warrants in order to expand operations in the automotive auction industry.  Acacia Augusta Vehicle Auction, Inc., a subsidiary of Acacia, operates this auto auction from a leased facility located in North Augusta, South Carolina.  The purchase was accounted for under the purchase method of accounting.  The results of operations for the Acacia Augusta Vehicle Auction, Inc. business are included in these financial statements from the date of the purchase.

The following table summarizes the amounts assigned to the assets acquired and the liabilities assumed at the date of acquisition:

Property and equipment	$34,806
Customer list	375,000
Goodwill	427,929
Non Compete Agreement	266,134
Total assets acquired	1,103,869

Current liabilities	(6,173)
Total liabilities assumed	(6,173)
Net assets acquired	$1,097,696

Based upon the positive cash flow of the acquired entity, no impairment of goodwill was deemed necessary as of December 31, 2008.

The non-compete agreement was purchased in conjunction with the business combination for $266,134 and is being amortized over two years. The customer list is being amortized over ten years. Amortization expense totaled $170,567 and $85,283 for the years ended December 31, 2008 and 2007, respectively.

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 7 - BUSINESS COMBINATION (continued)

Future estimated amortization expense is:

2009	$104,034
2010	37,500
2011	37,500
2012	37,500
2013	37,500
Thereafter	131,250
$385,284

NOTE 8 - PROMISSORY NOTE (LINE OF CREDIT)

On July 31, 2007, the Company entered into a loan agreement with Wachovia Bank, NA to provide a credit facility for up to $300,000.  As of December 31, 2008, $275,000 was owed the bank.  The LOC is partially collateralized by a certificate of deposit maturing January 2009; automatically renewing for nine months.  The restated certificate of deposit amounted to $157,655 and $153,361 on December 31, 2008 and 2007, respectively.

NOTE 9 - NON-CASH INVESTING AND FINANCING ACTIVITIES

As of December 31, 2008 and 2007, the Company had the following non-cash investing and financing activities:

	2008	2007

Preferred stock	$-	$525
Common stock	-	(1,025)
Non Compete Agreement	-	266,134
Additional paid-in capital	-	(1,097,196)
Prepaid expenses	-	-
Accounts payable	25,000	(6,173)
Accrued liabilities	-	-
Shareholder payables	-	-
Equipment	-	34,806
Vehicles	-	-
Intangibles	-	802,929
Leased Equipment	(31,519)	(43,785)
Capital Lease Obligations	31,519	43,785
Software	(25,000)	-

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 10 – OPERATING LEASES

The Company leases office space from Murray Investments on a month-to-month basis for the Augusta Auto Auction a subsidiary of the Company. The rent is $2,700 per month. Rent expense amounted to $33,345 and $13,500 for the years ended December 31, 2008 and 2007, respectively.

The Company also temporarily leased office space in Brentwood, Tennessee from September, 2007 through August 31, 2008.  Rent was $2,000 per month.  Rent expense amounted to $16,000 and $8,000 for the years ended December 31, 2008 and 2007, respectively.

NOTE 11 – CAPITAL LEASES

The following are capital leases are outstanding as of December 31, 2008:

IBM Credit, LLC – monthly payments of $164, including interest at 8.01% secured by computer equipment, matures December 31, 2010	$3,985

CIT Technology Financing Services, Inc – monthly payments of $436, including interest at 20.24% secured by computer equipment, matures November 30, 2010	10,636

CIT Technology Financing Services, Inc – monthly payments of $716, including interest at 20.82% secured by computer equipment, matures November 14, 2010	17,685

VAR Resources, Inc – monthly payments of $591, including interest at 24.18% secured by computer equipment, matures September 30, 2010	6,873

Total payments under capital lease	39,179
Less interest	(7,660)
31,519
Less current portion	(14,619)

$16,900

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 11 – CAPITAL LEASES (continued)

Future minimum lease payments under capital leases are:

2009	19,336
2010	19,842

$39,178

NOTE 12 – GOING CONCERN

As of December 31, 2008, the Company has limited disposable cash and its revenues are not sufficient to and cannot be projected to cover operating expenses and expansion by the Company.  This factor raises substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans include attempting to find additional operational auto auctions to buy and raising funds from the public through a stock offering. Management intends to make every effort to identify and develop sources of funds.  There is no assurance that Management’s plans will be successful.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acacia Automotive, Inc.

Date: October 28, 2009	By:	/s/ Steven L. Sample
Steven L. Sample
Chief Executive Officer and Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven L. Sample	Director	October 28, 2009
Steven L. Sample

/s/ David Bynum	Director	October 28, 2009
David Bynum

/s/ Tony Moorby	Director	October 28, 2009
Tony Moorby

/s/ Danny R. Gibbs	Director	October 28, 2009
Danny R. Gibbs

/s/ Dr. James C. Hunter	Director	October 28, 2009
Dr. James C. Hunter

/s/ V. Weldon Hewitt	Director	October 28, 2009
V. Weldon Hewitt

/s/ Frank Lawrence	Director	October 28, 2009
Frank Lawrence