Form 10-Q
period 2009-03-31
ACACIA AUTOMOTIVE INC
filed 2009-11-16
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

❒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________ to ______________

Commission file number: 1-14088

Acacia Automotive, Inc.
(Exact name of small business issuer as specified in its charter)

Texas	75-2095676
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3515 East Silver Springs Blvd. - #243 Ocala, FL	34470
(Address of principal executive offices)	(Zip Code)

(352) 502-4333
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2009:  12,062,524.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
ACACIA AUTOMOTIVE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$42,198	$5,586
Certificate of Deposit (Restricted)	150,296	157,255
Accounts receivable	87,104	236,524
Deposits and prepaid expenses	1,800	3,481
Total Current Assets	281,398	402,846

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $63,344 and $52,103 in 2009 and 2008, respectively	165,064	172,346
OTHER ASSETS
Goodwill	427,929	427,929

Customer list and Non-Compete Agreement, net of amortization of $298,492 and $255,850 respectively	342,642	385,284
Total Other Assets	770,571	813,213
TOTAL ASSETS	$1,217,033	$1,388,405
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$	$42,893
Accounts payable	225,690	277,561
Accrued liabilities	438,106	404,374
Line of credit	186,000	275,000
Capital lease obligations, current portion	11,240	14,619
Shareholder payables	1,511	-
Total Current Liabilities	862,547	1,014,447
NONCURRENT LIABILTIES
Capital lease obligations, less current portion	18,695	16,900
TOTAL LIABILITIES	881,242	1,031,347
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized;
12,062,524 shares issued and outstanding.	12,062	12,062
Additional paid-in capital	11,111,358	11,095,181
Retained deficit	(10,787,629)	(10,750,185)
TOTAL STOCKHOLDERS' EQUITY	335,791	357,058

TOTAL STOCKHOLDERS' EQUITY AND LIABILITES	$1,217,033	$1,388,405

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)
	2009	2008

REVENUES
Buyers fees	$129,630	$81,382
Sellers fees	136,550	128,332
Other Revenue	55,470	4,506
Total Revenues	321,650	214,220
OPERATING EXPENSES
Cost of fees earned	81,351	34,845
Employee compensation	103,241	467,544
General and administrative	114,024	201,541
Depreciation and amortization	54,176	55,762
Total operating expenses	352,792	759,692
Operating loss before other income (expense) and income taxes	(31,142)	(545,472)
OTHER INCOME (EXPENSE)
Interest Income	444	2,021
Interest Expense	(5,985)	(1,908)
Loss on sale of assets	(761)	-
Total Other Income (Expense)	(6,302)	113
Income Tax	-	-
Net loss	$(37,444)	$(545,359)
BASIC AND DILUTED LOSS PER SHARE
Weighted average shares outstanding	12,017,524	11,997,524
Earnings (Loss) per share	$0.00	$(0.05)

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	2009	2008
Cash flows from operating activities
Net loss	$(37,444)	$(545,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,176	55,761
Stock options and warrants issued for services	16,177	321,438
Loss on disposal of assets	761	-
Changes in operating assets and liabilities
Accounts receivable	149,420	(102,629)
Deposits and prepaid expenses	1,681	15,000
Accounts payable	(94,764)	285,956
Accrued liabilities	33,732	89,106
Net cash provided by (used in) operating activities	123,739	119,273
Cash flows from investing activities
Interest withdrawal from CD	6,959	-
Purchase of property and equipment	(5,013)	(6,985)
Net cash provided (used) from investing activities	1,946	(6,985)
Cash flows from financing activities
Escrow account	-	(80,000)
Common stock subscription payable	-	80,000
Shareholder payables	1,511	(14,636)
Borrowings and repayments from/on line of credit	(89,000)	(41,000)
Capital lease payments	(1,584)	-
Net cash provided (used) by financing activities	(89,073)	(55,636)
Net increase in cash and cash equivalents	36,612	56,652
Cash, beginning of period	5,586	203,077
Cash, end of period	$42,198	$259,729

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

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

Historically, the Company had issued warrants to purchase shares of our common stock in connection with certain of its debt and equity financings and Common stock options.  The Company records each of the securities issued on a fair value basis up to the amount of the proceeds received.  The Company estimates the fair value of the warrants and options using the Black-Scholes option pricing model.  The Black-Scholes model is dependent on a number of variables and estimates including: interest rates, dividend yield, volatility and the expected term of the warrants.  The estimates are based on market interest rates at the date of issuance, our past history for declaring dividends, the Company’s estimated stock price volatility and the contractual term of the warrants.  The value ascribed to the warrants in connection with debt offerings is considered a cost of capital and amortized to interest expense over the term of the debt.

CONSOLIDATION – The Company owns 100% of the voting stock of Acacia Augusta Vehicle Auction, Inc.  The consolidated financial statements include the accounts of the Company and Acacia Augusta Vehicle Auction, Inc.  All significant intercompany accounts and transactions are eliminated in consolidation.

NOTE 2 – GOING CONCERN CONSIDERATIONS

The Company neither has sufficient cash on hand nor is it generating sufficient revenues to cover its operating overhead.  These facts raise doubt as to the Company’s ability to continue as a going concern.  The Company has been operating based on the proceeds from the sale of Common stock in private offerings, loans from its officers/directors, and revenues from its auction operating unit.  There is no guarantee that such officers/directors will continue to provide operating funds for the Company or that equity capital will be available.  In order to pursue its goals and commitments, the Company will be required to obtain significant funding to meet its projected minimum expenditure requirements.  Management’s plans include raising funds from the public through a private placement stock offering, acquiring additional auto auction operations that will provide profitability and liquidity, and attempting to increase the revenues from its current auction operations.  Management intends to make every effort to identify and develop sources of funds, but there is no assurance that Management’s plans will be successful.

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

General

The Company believes that vehicle auctions have historically shown that units they sell do not generally decline substantially during a mild recession. We believe this is attributable to, among other facts, that in a recession the overall demand for used vehicles does not decline significantly, or at least declines less than new car production would indicate, because some consumers that would otherwise purchase new vehicles purchase used vehicles, acquiring vehicles traditional purchasers of used vehicles may otherwise forgo or delay.  For those reasons and more, we believe that the auto auction industry is more dependent upon the number of actual used vehicles in operation (VIO) in the U.S., rather than upon retail vehicle sales and manufacturing output. However, the current recession has proven to be quite severe, and has resulted in a greater loss of units for sale or sold at most auto auctions than in recent recessionary periods, even though our auction operations have actually seen an increase in volumes in most instances.

Wholesale automotive markets remain suppressed throughout the entire U.S. as compared to previous year’s levels, although not so much as the retail markets. While lower volumes of vehicles are generally available to the wholesale markets as compared to the prior year, the constrictions are not sufficient to preclude profitability, especially at auctions.  During previous periods of economic downturns and recession, the automotive auction industry has traditionally fared well compared to many other industries.

As is common with other auto auctions, the Company has experienced and expects to continue to experience fluctuations in its quarterly results of operations due to a number of factors, many of which are beyond the Company's control and which are common to the auto auction industry. Generally, the volume of vehicles sold at the Company's auctions is highest in the first and second calendar quarters of each year and slightly lower in the third quarter. Fourth quarter volume of vehicles sold is generally lower than all other quarters. This seasonality is affected by several factors including weather, the timing of used vehicles available for sale from selling customers, holidays, and the seasonality of the retail market for used vehicles, which affect the demand side of the auction industry. Used vehicle auction volumes tend to decline during prolonged periods of winter weather conditions. Among the other factors that have in the past and/or could in the future affect the Company's operating results are: general business conditions; trends in new and used vehicle sales and incentives, including wholesale used vehicle pricing; economic conditions including fuel prices and interest rate fluctuations; trends in the vehicle remarketing industry; the introduction of new competitors; competitive pricing pressures; and costs associated with the acquisition of businesses or technologies. As a result of the above factors, operations are subject to significant variability and uncertainty from quarter to quarter, and revenues and operating expenses related to volume will fluctuate accordingly on a quarterly basis.

Discussion Regarding the Company’s First Acquired Operating Entity

With the acquisition of the Augusta Auto Auction on July 10, 2007, the Company commenced operations, ceased being a shell company, and conducted its first weekly auction on July 11th under Acacia’s management.  The Company’s only operations in 2007 were those operations, and those operations remain the Company’s only operations through Q1 of 2009.

Operating Results of the Auction

Three months ended March 31, 2009

The Auction incurred a profit of $ 62,952 on revenues of $321,000 for the three months ended March 31, 2009. Of that profit, $53,073 represented non-cash expenses for amortization and depreciation and $5,495 represented interest charges, leaving the auction in a positive cash-flow posture for the period.

The first quarter of 2009 saw an 18.2% increase in the number of vehicles sold and an increase of 24.3% in units entered at our Augusta Auto Auction operation versus the same period in the previous year.  The Company considered this as a noteworthy result in consideration of generally-weakening economic conditions, reduced productivity at automotive manufacturers, tightening credit and higher consumer interest rates, and other negative pressures affecting trade in general.

2009
Units Entered vs. Q1 2008	+24.3%
Units Sold vs. Q1 2008	+18.2%
Conversion Rate Q1 2008	54.90%
Conversion Rate Q1 2009	52.25%
Change in Buy/Sell Fee Revenues vs. Q1 2008	+53.7%

The auction continues to display strong growth under Acacia’s management versus previous periods despite  a very weak general economy and poor performance by auto manufacturers and retailers.

Discussion Regarding the Parent Company’s Operating Results

Three months ended March 31, 2009

The auction’s Q1 net profit accounted for reducing the consolidated Q1 loss to the parent company to $37,444 compared to a loss in the same period of 2008 of $545,359. Of this loss $53,074 represented non-cash expenses for amortization and depreciation at the auction and $1,102 was incurred as additional depreciation and amortization by the parent company. The Company also incurred a charge of $16,177 in non-cash operating expenses for options and warrants issued under the Company’s 2007 Stock Incentive Plan as the ratable expense for Q1 2009 resulting from options and warrants issued in 2006, 2007, and 2008 but not yet fully vested or exercised.  As a result, the Company generated $123,739 in cash flow from operations and a net cash flow of $36,612 for the quarter. This marked the first time since its inception as an automotive concern in 2006 that the Company registered a positive cash flow for the consolidated entity.

We incur expenses at the corporate level in addition to those incurred at our operations at the Augusta auction. Our compensation for executives as shown under Employee Compensation runs about $61,000 per quarter, and our option and warrant expense, which is amortized, has averaged in the six month period ended June 30, 2009, approximately $16,200 per quarter.  For the six months ended June 30, 2009 we incurred a loss of $29,362. Corporate G&A expenses accounted for approximately $250,000 in the first six months, and included legal and accounting fees of approximately $5,300, office rental costs of approximately $2,500, non-cash amortized warrant and option expenses of approximately $32,350, and other traditional expenses for travel, convention expenses, equipment lease/rental, postage and shipping, printing and office supplies, insurance, telephone, light heat power, etc.

Liquidity and Need for Additional Capital

We look for our operations to provide the cash flow and cash return on our investment.  Presently, the cash flow from our Augusta operation is sufficient to support those operations in the current manner, although we anticipate having to move to a different, larger location as described below.  Nonetheless, our current operations do not provide sufficient cash flow to cover fully our corporate activity on an ongoing basis, essentially our executive officers, administrative overhead, and overhead that includes the cost of lawyers and accountants required to be publicly held.

The Company will ultimately be forced to seek a larger operating facility for its auction operations in the greater Augusta area, since the auction cannot accommodate the anticipated growth at its present location.

The Company’s liquidity in 2007 and 2008 was provided through the closing of private placements of common stock in the amounts of $1,112,500 and $130,000 respectively, and from the Company's auction operations since July 10, 2007. Presently, the Company’s liquidity is supplemented by a $300,000 line of credit with Wachovia Bank, N.A.  Although the Company presently has a certificate of deposit with the same bank of just over $150,000, this line of credit is used to cover some instances in which payments to dealers selling vehicles through the auction exceeds collected payments for those vehicles.  The Company anticipates increasing the size of the available line as its sales volume grows.  The bank charges an interest rate on the line of credit equal to prime plus 1.5% on the outstanding daily balance, if any.  The line of credit is secured by all of the Company’s deposits at the bank.

Frequently, when we hold an auction near the end of a quarter, our receivables and payables will be large compared to prior quarters or as a ratio of receivables or payables to revenues for that quarter and the other quarters.  Receivables and payables for a given auction are substantially liquidated within days of the auction process, but appear distorted when occurring close to the end of an accounting period.

The Company is currently engaged in its plan of seeking to grow through acquisitions as well as through organic means.  To succeed in doing so, the Company will require additional capital, anticipated to be through sale of Common Stock.

Financing of Planned Expansions and Other Expenditures

The Company plans to grow through acquisitions and anticipates that it will need to raise additional capital to do so, probably through a private placement offering of its Common stock.

Financial Reporting and New Technologies

As part of its commitment to improve our operating and reporting efficiencies, the Company engaged a certified public accountant and is seeking a Controller and/or Chief Financial Officer.

Item 4T. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

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

Changes in Internal Control over Financial Reporting

In the course of conducting our audit for the fiscal year 2008, our auditor, Killman, Murrell & Company, P.C. indicated that we have three material weaknesses: (i) Our reconciliations and account analysis is not performed in a timely manner because we do not have full time financial accounting personnel; (ii) Our sales and accounts receivable software is not integrated with our financial accounting software and our accounting personnel do not perform routine reconciliations of data entered on the sales reporting system to appropriate control accounts in the general ledger system with reconciliations made in the aggregate without individual account scrutiny regardless of materiality; and (iii) we made several adjusting entries relating to the recording of options and the accrual of certain liabilities.material weaknesses involving internal control, although it did not identify to us any report that necessitated restatement. These material weaknesses related to our accounting personnel, accounting for cash, documentation with respect to options and warrants as well as the issuance of common stock.

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

PART II OTHER INFORMATION

Item 5. Other Information.

None.

SIGNATURES

Pursuant to the requirements of the Securities exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned.

Acacia Automotive, Inc.

Date: November 16, 2009	By:	/s/ Steven L. Sample
Steven L. Sample
Chief Executive Officer and
Principal Financial Officer