Form 10-Q
period 2009-06-30
ACACIA AUTOMOTIVE INC
filed 2009-11-16
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

❒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________________ to ______________

Commission file number: 1-14088

Acacia Automotive, Inc.
(Exact name of small business issuer as specified in its charter)

Texas	75-2095676
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3512 E. Silver Springs Blvd. - #243 Ocala, FL	34470
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2009:  12,062,524.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements
ACACIA AUTOMOTIVE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$27,919	$5,586
Certificate of Deposit (Restricted)	150,724	157,255
Accounts receivable	219,599	236,524
Employee receivables	9,938
Deposits and prepaid expenses	1,800	3,481
Total Current Assets	409,980	402,846
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $69,637 and $52,103 in 2009 and 2008, respectively	208,484	172,346

OTHER ASSETS
Goodwill	427,929	427,929
Customer list and Non-Compete Agreement, net of amortization of $341,134 and $255,850 respectively	300,000	385,284
Total Other Assets	727,929	813,213
TOTAL ASSETS	$1,346,393	$1,388,405
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$-	$42,893
Accounts payable	215,299	277,561
Accrued liabilities	419,422	404,374
Line of credit	270,000	275,000
Capital lease obligations, current portion	18,853	14,619

Total Current Liabilities	923,574	1,014,447
NONCURRENT LIABILTIES
Capital lease obligations, less current portion	63,484	16,900
TOTAL LIABILITIES	987,058	1,031,347
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized;
12,062,524 shares issued and outstanding.	12,062	12,062
Additional paid-in capital	11,127,535	11,095,181
Retained deficit	(10,780,262)	(10,750,185)
TOTAL STOCKHOLDERS' EQUITY	359,335	357,058

TOTAL STOCKHOLDERS' EQUITY AND LIABILITES	$1,346,393	$1,388,405

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES	$476,366	$307,137	$798,016	$522,057
OPERATING EXPENSES
Cost of fees earned	127,265	113,047	208,616	148,551
Employee Compensation	90,035	484,890	193,276	952,455
General and administrative expenses	188,337	239,795	302,361	441,336
Depreciation	55,607	56,706	109,783	112,470
Beneficial Conversion of Preferred Stock	-	-	-	-
Operating Income (Loss)	15,122	(587,301)	(16,020)	(1,132,755)
Interest Income	775	827	1,219	2,848
Interest Expense	(5,781)	(4,124)	(11,766)	(6,050)
Loss on disposal of asset	(2,749)	(14,583)	(3,510)	(14,583)
Net Income (Loss) Before Income Taxes	7,367	(605,181)	(30,077)	(1,150,540)
Income Tax Expense	-	-	-	-
NET INCOME (LOSS)	$7,367	$(605,181)	$(30,077)	$(1,150,540)
BASIC AND FULLY DILUTED
LOSS PER SHARE
Income (Loss) Per Share	$0.00	$(0.04)	$0.00	$(0.10)
Weighted Average Number of Common Shares Outstanding	12,017,524	11,997,524	12,017,524	11,997,524

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	2009	2008
	(Unaudited)	(Audited)
Cash Flow From Operating Activities
Net Loss	$(30,077)	$(1,150,540)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	109,783	112,470
Loss on disposal of asset	3,510	14,583
Write-down of software	-	(25,000)
Common stock issued for services	-	-
Stock options and warrants issued for services	32,354	642,876
Beneficial Conversion	-	-
Changes in Operating Assets and Liabilities
Inventory	-	(16,735)
Accounts Receivable	16,925	(46,351)
Accounts Payable	(62,262)	342,279
Accrued Liabilities	(27,845)	129,514
Due to (from) Stockholder	(9,938)	(15,316)
Prepaid Expense	1,681	21,032
Net Cash Flow Provided by Operating Activities	34,131	8,812
Cash Flow Provided by (Used from) Investing Activities
Restricted CD interest earned (withdrawn)	6,530
Proceeds from sale of equipment	9,640	27,261
Purchase of Equipment	(73,787)	-
Net Cash Flow Provided by (Used in) Investing Activities	(57,617)	27,261
Cash Flow Provided (Used) by Financing Activities
Borrowings and repayments on line of credit	(5,000)	(135,000)
Capital lease borrowings (payments)	50,819	-
Sale of Common Stock	-	130,000
Net Cash Flow Provided (Used by) Financing Activities	45,819	(5,000)
Change in Cash	22,333	31,073
Cash at Beginning of Period	5,586	203,077
Cash at End of Period	$27,919	$234,150

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

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

Historically, the Company had issued warrants in exchange for the conversion of certain preferred stock, for certain non-compete agreements, and with the purchase of Common shares of stock in conjunction with certain of its debt and equity financings.  The Company has also issued options to purchase Common stock to directors, employees, and certain others providing services to the Company. The Company records each of the securities issued on a fair value basis up to the amount of the proceeds received.  The Company estimates the fair value of the options and warrants using the Black-Scholes option pricing model.  The Black-Scholes model is dependent on a number of variables and estimates including: interest rates, dividend yield, volatility and the expected term of the warrants.  The estimates are based on market interest rates at the date of issuance, our past history for declaring dividends as well as the expectation of future dividends, the Company’s estimated stock price volatility, and the contractual term of the options and warrants.  The value ascribed to the options issued under the Company’s Stock Option Program and warrants issued connection with debt offerings is considered a cost of capital and amortized to interest expense over the term of the debt.

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

Discussion Regarding the Company’s First Acquired Operating Entity

With the acquisition of the Augusta Auto Auction on July 10, 2007, the Company commenced operations, ceased being a shell company, and conducted its first weekly auction on July 11th under Acacia’s management.  The Company’s only operations in 2007 were those operations, and those operations remain the Company’s only operations through Q2 of 2009.

1

Operating Results of the Auction

Three months ended June 30, 2009

The Auction earned an operating profit of $156,368 on revenues of $476,366 for the three months ended June 30, 2009, compared to a loss of $78,364 in the same period of 2008. Of that profit, $53,434 represented non-cash expenses for amortization and depreciation, and interest expense of $4,639, resulting in a positive cash flow for the period, and accounting for the largest net profit for the auction operating unit since its acquisition by the Company in July of 2007 The second quarter of 2009 saw a substantial increase in the number of vehicles entered at our Augusta Auto Auction operation versus the previous year, but more notable was a similar increase in the number of units sold.  (See table below)

The chart below indicates a comparison of units entered and sold, conversion rates, and revenues generated in Q2 2009 versus the same period in 2008.  (Not adjusted for charges associated with uncollected or recovered receivable in 2008 as noted above.)

2009
Units Entered vs. Q2 2008	+60.5%
Units Sold vs. Q2 2008	+34.0%
Conversion Rate Q2 2008	59.90%
Conversion Rate Q2 2009	50.10%
Change in Buy/Sell Fee Revenues vs. Q2 2008	+33.6%

The period reflected a somewhat lower conversion rate than in the same period of 2008, but the Company anticipated this as the typical result of a higher number of units entered for sale and a weaker general economy.  Considering the generally-weakening economic conditions, reduced productivity at automotive manufacturers, tightening credit and higher consumer interest rates, and other negative pressures affecting trade in general, the Company considers any increase for the period to be noteworthy, and such a substantial increase to be exceptional.

Six months ended June 30, 2009

Revenues for the first six months of 2009 were $797,000, compared to $522,000 in the same period of 2008, indicating an increase of 52.7% year-over-year.  This comparison should be reviewed with the understanding that the 2008 result included a charge of more than $78,000 for uncollected receivables associated with problems in the Vemark operating system that was discontinued in early Q3 of that year. Most of the charges were recovered in Q3 under the ASI operating system.  By reference, the auction generated $378,990 in revenues in the first six months of 2007 prior to its acquisition by the Company in July of that year.  This increase in revenue is mostly attributable to an increase in the number of units sold as well as a higher average selling price per unit and the attendant higher fees.

2009
Units Entered vs. Six Months 2008	+42.9%
Units Sold vs. Six Months 2008	+26.7%
Conversion Rate Six Months 2008	57.52%
Conversion Rate Six Months 2009	51.00%
Change in Buy/Sell Fee Revenues vs. Six Months 2008	+52.7%

The conversion rate, while declining during the comparative periods, is also consistent with a national trend believed by management to be related to a slowing economy in the United States. We do believe that the current economic environment could inhibit our present growth based upon (i) the negative influences of higher consumer automotive interest rates, tighter credit, and higher gasoline prices on the automotive industry, (ii) the unwillingness of consumers to spend as freely on major purchases in an uncertain economy, and (iii) the other wide-ranging negative impacts of a troubled general economy. In addition, it is not uncommon for conversion rates to decline as volumes increase.

The second quarter was bolstered by an infusion of additional sales and attendant revenues from a special offering of units sold for a vehicle manufacturer and another special offering of units in a liquidation sale for the United States Bankruptcy Court in disposing of the automotive assets of a bankrupt local auto dealer. Other sales and revenues in the period were up substantially as well.

With respect to our Augusta operations in 2009, our total employee compensation is averaging approximately $112,600 per quarter and other general and administrative expenses are averaging approximately $132,000 per quarter. Cost of sales, absent charges for uncollected receivables and wages included above, are approximately $37,500 per quarter and depreciation and amortization is about $35,000 per quarter leaving an average operating profit, assuming average revenues, of about $110,000 per quarter and operating cash flow of about $39,000 per quarter. Interest expense at our Augusta operation averages about $5,000 per quarter.

2

Discussion Regarding the Parent Company’s Operating Results

Three months ended June 30, 2009
The auction’s Q2 profit was the significant contributing component in the consolidated Q2 net profit to the parent company of $8,872, compared to a loss of $37,445 in Q1 of 2009 and a loss of $492,136 in Q2 of 2008, and also reflecting the first time in the Company’s three year history that it generated a consolidated quarterly operating profit. The Q2 consolidated financial results also include $32,354 in non-cash charges for the issuance of Common stock as grants or options for employee or outside director compensation, for warrants, and $2,173 in additional depreciation and amortization by the parent company.

Six months ended June 30, 2009

The auction’s six month profit was similarly the significant contributing component in reducing the consolidated six month net loss to the parent company of $30,077, compared to a loss of $1,150,540 in the first six months of 2008. The  Company reported a cash flow from operating activities of $34,121 and a net cash flow of $22,333 for the six months ended June 30, 2009.

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

Liquidity and Need for Additional Capital

We look for our operations to provide the cash flow and cash return on our investment.  Presently, the cash flow from our Augusta operation is sufficient to support those operations in the current manner, although we anticipate having to move to a different, larger location as described below.  Nonetheless, our current operations do not provide sufficient cash flow to cover fully our corporate activity, essentially our executive officers, administrative overhead, and overhead that includes the cost of lawyers and accountants required to be publicly held.

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

3

Changes in Internal Control over Financial Reporting

In the course of conducting our audit for the fiscal year 2008, our auditor, Killman, Murrell & Company, P.C. indicated that we have three material weaknesses material weaknesses, although it did not identify to us any report that necessitated restatement: (i) Our reconciliations and account analysis is not performed in a timely manner because we do not have full time financial accounting personnel; (ii) Our sales and accounts receivable software is not integrated with our financial accounting software and our accounting personnel do not perform routine reconciliations of data entered on the sales reporting system to appropriate control accounts in the general ledger system with reconciliations made in the aggregate without individual account scrutiny regardless of materiality; and (iii) we made several adjusting entries relating to the recording of options and the accrual of certain liabilities.

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

4

PART II OTHER INFORMATION

Item 5. Other Information.

None.

5

SIGNATURES

Pursuant to the requirements of the Securities exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned.

Acacia Automotive, Inc.

Dated: November 16, 2009	By:	/s/ Steven L. Sample
Steven L. Sample
Chief Executive Officer and Principal Financial Officer

6