Form 10-Q
period 2009-09-30
ACACIA AUTOMOTIVE INC
filed 2009-11-16
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2009:  12,062,524.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA AUTOMOTIVE, INC.
BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$12,554	$5,586
Certificate of Deposit (Restricted)	151,157	157,255
Accounts receivable	542,275	236,524
Due from Stockholder	17,192	-
Inventory repurchases	-	-
Deposits and prepaid expense	5,566	3,481
Total Current Assets	728,744	402,846
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $79,699
and $52,103, for 2009 and 2008 respectively	190,842	172,346
OTHER ASSETS
Goodwill	427,929	427,929
Customer list and Non-Compete Agreement, net of amortization of
$350,509 and $255,850, for 2009 and 2008 respectively	290,625	385,284
Total Other Assets	718,554	813,213
Total Assets	$1,638,140	$1,388,405
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Cash overdraft	$69,539	$42,893
Accounts payable	571,830	277,561
Accrued liabilities	368,506	404,374
Line of credit	254,000	275,000
Capital lease obligations, current portion	12,288	14,619
Due to Stockholder	-	-
Total Current Liabilities	1,276,163	1,014,447
NONCURRENT LIABILITIES
Capital lease obligations, less current portion	73,067	16,900
Total Liabilities	1,349,230	1,031,347
Stockholders' Equity
Common Stock, $0.001 par value, 150,000,000
shares authorized; 12,062,524
shares issued and outstanding, respectively	12,062	12,062
Paid-In-Capital	11,143,712	11,095,181
Retained Deficit	(10,866,864)	(10,750,185)
Total Stockholders' Equity	288,910	357,058
Total Liabilities and Stockholders' Equity	$1,638,140	$1,388,405

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE, INC.
STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES	$371,166	$387,343	$1,169,182	909,400
OPERATING EXPENSES
Cost of fees earned	126,313	44,629	334,929	193,220
Employee Compensation	73,676	502,191	266,952	1,454,606
General And
Administrative Expenses	233,393	210,739	535,754	652,075
Depreciation and amortization	22,834	53,051	132,617	165,521
Operating Loss	(85,050)	(423,267)	(101,070)	(1,556,022)
Interest Income	434	667	1,653	3,515
Interest Expense	(2,858)	(3,330)	(14,624)	(9,380)
Gain (loss) on disposal of asset	872	958	(2,638)	(13,625)
Net Loss Before Income Taxes	(86,602)	(424,972)	(116,679)	(1,575,512)
Income Tax Expense	–	-	-	-
NET LOSS	$(86,602)	$(424,972)	$(116,679)	$(1,575,512)
BASIC AND FULLY DILUTED
LOSS PER SHARE
Loss Per Share	$(0.01)	$(0.04)	$(0.01)	$(0.13)
Weighted Average Number
Of Common Share Outstanding	12,017,524	11,997,524	12,017,524	11,997,524

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE, INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Cash Flow From Operating Activities
Net Loss	$(116,679)	$(1,575,512)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation	132,617	165,521
Loss on disposal of asset	2,638	13,625
Write-down of software	-	(25,000)
Stock options and warrants issued for services	48,531	964,314
Changes in Operating Assets and Liabilities
Inventory	-	(10,160)
Accounts Receivable	(305,751)	53,686
Employee Receivables	-	294
Deposits and Prepaid Expense	(2,085)	28,862
Accounts Payable	320,915	17,200
Accrued Liabilities	17,968	219,950
Due to/from Stockholder	(17,192)	(28,787)
Net Cash Flow Provided by (Used) in Operating Activities	80,962	(176,007)
Cash Flow Provided (Used) by Investing Activities
Restricted CD interest earned (withdrawn)	6,098	-
Proceeds from sale of equipment	33,077	27,261
Purchase of equipment	(92,169)	(21,360)
Net Cash Flow Provided (Used) by Investing Activities	(52,994)	5,901
Cash Flow Provided by (Used) from Financing Activities
Borrowings and repayments on line of credit	(21,000)	70,100
Sale of Common Stock	-	130,000
Cash Flow Provided by (Used) from Financing Activities	(21,000)	200,100
Change in Cash	6,968	29,994
Cash at Beginning of Period	5,586	203,077
Cash at End of Period	$12,554	$233,071
Supplemental Cash Flow Disclosures
Cash paid during year for:
Interest	$14,624	$9,380
Non-Cash Investing and Financing Activities
Additional paid-in capital	$48,531	$964,314
Legal fees payable	(930)	-
Accounts payable	-	802,929
Officer salaries payable	(11,214)	(926,409)
Directors fees payable	(36,387)	(37,905)
	$-	$-

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Acacia Automotive, Inc. (“Acacia” or the “Company”) is engaged in acquiring and operating automotive auctions, including automobile, truck, equipment, boat, motor home, RV, motorsports, and other related vehicles.

BASIS OF PRESENTATION – The Company has elected to prepare its financial statements in accordance with generally accepted accounting principles (United States) with December 31, as its year-end.  The financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

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

Historically, the Company had issued warrants in exchange for the conversion of certain preferred stock, for certain non-compete agreements, and with the purchase of Common shares of stock in conjunction with certain of its debt and equity financings.  The Company has also issued options to purchase Common stock to directors, employees, and certain others providing services to the Company. The Company records each of the securities issued on a fair value basis up to the amount of the proceeds received.  The Company estimates the fair value of the options and warrants using the Black-Scholes option-pricing model.  The Black-Scholes model is dependent on a number of variables and estimates including: interest rates, dividend yield, volatility and the expected term of the warrants.  The estimates are based on market interest rates at the date of issuance, our past history for declaring dividends as well as the expectation of future dividends, the Company’s estimated stock price volatility, and the contractual term of the options and warrants.  The value ascribed to the options issued under the Company’s Stock Option Program and warrants issued connection with debt offerings is considered a cost of capital and amortized to interest expense over the term of the debt.

CONSOLIDATION – The Company owns 100% of the voting stock of Acacia Augusta Vehicle Auction, Inc.  The consolidated financial statements include the accounts of the Company and Acacia Augusta Vehicle Auction, Inc. dba / Augusta Auto Auction, Inc.   The Company also owns 100% of the voting stock of Acacia Chattanooga Vehicle Auction, Inc.  Following December 26, 2009, the Company’s consolidated financial statements will include the accounts of the Company, Acacia Augusta Vehicle Auction, Inc., and Acacia Chattanooga Vehicle Auction, Inc.   All significant intercompany accounts and transactions are eliminated in consolidation.  (See Note 3 – Subsequent Events)

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

NOTE 3 – SUBSEQUENT EVENTS - BUSINESS COMBINATION

On July 10, 2007, Acacia Automotive, Inc. (the “Company”) purchased certain assets and liabilities of Augusta Auto Auction, Inc. through its wholly-owned subsidiary Acacia Augusta Vehicle Auction, Inc., which operates an auto auction in the Augusta, Georgia area from a leased facility located in North Augusta, South Carolina.  The purchase was accounted for under the purchase method of accounting.  The results of operations for the Acacia Augusta Vehicle Auction, Inc. business are included in these financial statements from the date of the purchase. That auction also does business under the tradename Augusta Auto Auction, Inc.

On August 31, 2009, the Company executed documents to purchase certain assets of Chattanooga Auto Auction Limited Liability Company through its wholly-owned subsidiary Acacia Chattanooga Vehicle Auction, Inc., which will operate the auction from a leased facility in Chattanooga, Tennessee.  The transfer of assets will occur on December 26, 2009, as the Company simultaneously commences operations at that location and will be accounted for under the purchase method of accounting.  The results of operations for the Acacia Chattanooga Auto Auction, Inc. business will be included in financial statements after that date.  That auction will also do business under the tradename Chattanooga Auto Auction, Inc.

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

Operating Results of the Auction

With the acquisition of the Augusta Auto Auction on July 10, 2007, we commenced operations, ceased being a shell company, and conducted our first weekly auction on July 11, 2007. Our only operations in 2007 and 2008 were those operations, and those operations remain our only operations as of the close of the third quarter of 2009.  On August 31, 2009, the Company executed agreements to acquire the assets of Chattanooga Auto Auction, limited Liability Company.  From September 1 until December 26, 2009, the Company will manage the operations of the auction under a separate Management Agreement, and the assets and ownership of the auction will transfer on December 26, 2009.  Details of the transaction are contained in an 8-K filed on September 16, 2009.  With the acquisition of Chattanooga Auto Auction, the Company will have two operating units in 2010, and continues to seek other acquisition candidates. (See Note 3 to Financial Statements)

Three months ended September 30, 2009

The Auction earned an operating profit of $77,698 for the three months ended September 30, 2009. Of that profit, $19,784 represented non-cash expenses for amortization and depreciation, and interest expense of $2,078, resulting in a positive cash flow for the period. The third quarter of 2009 saw a substantial increase in the number of vehicles entered at our Augusta Auto Auction operation versus the prior year, but more notable was a similar increase in the number of units sold.  While the auction sold more vehicles during the period, total revenues were off 4.17%.  Comments in the 10-Q for Q2 2009 indicated that more than $78,000 in charges were taken in Q2 2008 as a result of uncollected receivables associated with problems with the Vemark software that was discontinued and replaced with the ASI software the following quarter. While those charges were recovered in Q3 of 2008 and may appear to indicate higher revenues in that quarter, they were not actually part of the operating revenues for that period.  Thus, by comparison, there appears to be a decline in quarter-over-quarter revenues in the two periods when in fact there was a gain in operating revenues.  Accounting for the recovered receivables adding to the Q3 2008 revenue, the Company actually had an adjusted net operating increase in revenues in Q3 2009 of approximately $80,000 versus the previous year. The Company also attributes some variations to a lower average selling price of units with attendant lower sale fees during the period, partially because it instituted a weekly public auction of lesser-priced vehicles, as well as the use of some fee-based promotional considerations to increase activity during the current economic downturn.
1

The chart below indicates a comparison of units entered and sold, conversion rates, and total revenues generated in Q3 2009 versus the same period in 2008 without adjusting for the recoveries made in Q3 of 2008 as noted above.  Also shown is comparison of actual buyer and seller fee revenues for the period.
2009
Units Entered vs. Q3 2008	+61.5%
Units Sold vs. Q3 2008	+32.0%
Conversion Rate Q3 2008	57.60%
Conversion Rate Q3 2009	47.10%
Change in Total Revenues vs. Q3 2008 (Including Q3 2008 Recovery of Previous Charges)	-4.17%
Change in Actual Buyers and Sellers Fee Revenues vs. Q3 2008	+32.0%

The third quarter reflected a lower conversion rate than in the same period of 2008, but the Company anticipated this as the typical result of a higher number of units entered for sale and a weaker general economy, as well as factoring in a lower conversion rate for vehicles offered at its weekly public auctions implemented earlier this year. Considering the generally-weakening economic conditions, reduced productivity at automotive manufacturers, tightening credit and higher consumer interest rates, and other negative pressures affecting trade in general, the Company considers any increase in units entered and sold for the period to be noteworthy, and such a substantial increase to be exceptional.

Nine months ended September 30, 2009

The Auction earned an operating profit of $297,000 for the nine months ended September 30, 2009. Of that profit, $126,000 represented non-cash expenses for amortization and depreciation, and interest expense of $12000, resulting in a substantial positive cash flow for the period. Revenues for the first nine months of 2009 were $1,168,582, compared to $907,497 in the same period of 2008, indicating an increase of 28.7% year-over-year. By reference, the auction generated $645,712 in revenues in the first nine months of 2007, six of those months being prior to its acquisition by the Company in July of that year.

With respect to our Augusta operations in 2009, our total employee compensation is averaging approximately $111,700 per quarter and other general and administrative expenses are averaging approximately $128,000 per quarter. Cost of sales, absent charges for and wages included above, are approximately $50,000 per quarter and depreciation and amortization is about $42,100 per quarter leaving an average operating profit, assuming average revenues, of about $99,000 per quarter. Our interest expense at our Augusta operation is about $4,000 per quarter.  The auction experienced additional expenses in towing to our premises and then and arranging on our lot over 100 inoperative units consigned as trade-ins from the Cash for Clunkers program at the end of the quarter, but will not receive the benefit of revenues from sales of those units to offset those expenses until they are offered and sold in the fourth quarter of the year.

2009
Units Entered vs. Nine Months 2008	+49.9%
Units Sold vs. Nine Months 2008	+28.7%
Conversion Rate Nine Months 2008	57.55%
Conversion Rate Nine Months 2009	49.41%
Change in Total Revenues Nine Months 2009 vs. 2008 - Including Q3 2008 Recovery of Q2 Charges	+28.8%
Change in Actual Buyers and Sellers Fee Revenues vs. Nine Months 2008	+20.3%

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

Discussion Regarding the Parent Company’s Operating Results

Three months ended September 30, 2009

The auction’s Q3 profit was the significant contributing component in reducing the consolidated Q3 net loss to the parent company of $86,602, compared to a net loss of $424,972 in Q3 of 2008. The Q3 consolidated financial results also include $32,354 in non-cash charges for the issuance of Common stock as grants or options for employee or outside director compensation, for warrants, and $3,050 in additional depreciation and amortization by the parent company for a consolidated total of $22,834 in that category.

2

Nine months ended September 30, 2009

 Our revenues for the first nine months of 2009 were $1,169,182, or approximately 28.8% greater than the same period in 2008. This increase in revenue is attributable to an increase in the number of units sold and the attendant greater fees. The second quarter was bolstered by an infusion of additional sales and fee revenues from a special offering of units for a vehicle manufacturer and from a liquidation sale for the United States Bankruptcy Court in disposing of the automotive assets of a bankrupt local auto dealer.  Other sales and revenues in the period were up substantially as well, in part because the Company’s Augusta Auto Auction unit also implemented a weekly public auction in 2009, further adding to the units entered and sold and the fee revenues from that additional volume.  It had offered several public auto auctions in Q3 and Q4 of 2008 in preparation for the weekly rollout of those services in 2009.

We incur expenses at the corporate level in addition to those incurred at our operations at the Augusta auction.  Total corporate expenses for the period were $413,696, including (approximately) legal and accounting fees of $57,000, office rental costs of approximately $7,900, non-cash amortized warrant and option expenses of $48,500, executive compensation of $186,000, other wages of $5,000. The corporation also incurred amortization and depreciation expenses of $6,300, interest expense of $2,400, and other G&A expense for the period was approximately $100,000. For the nine months ended September 30, 2009 we incurred a consolidated loss of $116,679 versus a loss of $1,575,512 for he same period in 2008.  The Company generated a cash flow from operating activities of approximately $81,000 and a total net cash flow of approximately $7,000 during the period.

Liquidity and Need for Additional Capital
We look for our operations to provide the cash flow and cash return on our investment.  Presently, the cash flow from our Augusta operation is sufficient to support those operations in the current manner, although we anticipate having to move to a different, larger location as described below.  Nonetheless, our current operations do not provide sufficient cash flow to cover fully our corporate activity, essentially our executive officers, administrative overhead, and overhead that includes the cost of lawyers and accountants required to be publicly held.  We have recently entered into a contract to acquire an auction in Chattanooga, Tennessee, being an auction that is larger than the Augusta auction and one hose operations we believe will also generate cash flow.

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

Frequently, when we hold an auction near the end of a quarter, our receivables and payables will be large compared to prior quarters or as a ratio of receivables or payables to revenues for that quarter and the other quarters.  Receivables and payables for a given auction are substantially liquidated within days of the auction process, but appear distorted when occurring close to the end of an accounting period.  We held an auction on the last day of the third quarter of this year, resulting in this same situation as identified above.

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

None

5

SIGNATURES

Pursuant to the requirements of the Securities exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned.

Acacia Automotive, Inc.

Dated: November 16, 2009	By:	/s/ Steven L. Sample
Steven L. Sample
Chief Executive Officer and Principal Financial Officer

6