Form 10-K
period 2009-12-31
ACACIA AUTOMOTIVE INC
filed 2010-05-27
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

   (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from _____________to ______________

Commission file number: 1-14088

Acacia Automotive, Inc.
(Exact name of registrant as specified in its charter)

Texas	75-2095676
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3512 East Silver Springs Boulevard - #243     Ocala, FL  34470
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

State issuer’s revenues for its most recent fiscal year.  $1,411,425

State the aggregate market value of the voting stock held by non-affiliates of the registrant.  The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price, as of a specified date within 60 days prior to the date of filing.   $2,769,449 as of last sale at market close on April 5, 2010.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,082,524 as of December 31, 2009, and May 15, 2010.

Item 1.  Description of Business

Background

The Company was originally formed in 1984 and, when named Gibbs Construction, Inc., grew to a full service, national commercial construction company, completing an initial public offering of its Common Stock to the public in January, 1996.  In April 2000, Gibbs Construction, Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code following the filing for similar protection of the Company’s largest client and which followed the incursion of significant losses on several projects.

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

Post Bankruptcy Restructuring

On August 15, 2006, Steven L. Sample acquired for $50,000, 4,000,000 shares, or 46.7%, of the 8,561,000 issued and outstanding shares of Common Stock of the registrant from TAM and its associates.  Mr. Sample also paid several costs of the company such as the costs associated with completing the bankruptcy proceedings and arranging for the Company’s financial audits and SEC filings to be brought current, and costs associated with recapitalizing the company. These costs totaled $138,862. In connection with the payment of these costs, the registrant agreed to effect a one for eight reverse stock split, to issue to Mr. Sample an additional 8,117,500 shares of Common stock and 500,000 shares of Preferred stock.  For the assistance of Harry K. Myers, Jr., a principal of Baker #1, Ltd., the entity owning TAM, the registrant agreed to issue to him 25,000 shares of preferred stock and 450,000 shares of Common Stock.

To fulfill its obligations under this agreement and further restructure the Company, the registrant’s board of directors recommended that its stockholders amend the corporate charter to effect a one for eight reverse stock split, to increase the number of authorized shares of Common Stock to 150,000,000 and to create and establish a series of preferred stock.  On February 1, 2007, the Company’s shareholders approved these actions and also approved changing the Company’s name from Gibbs Construction, Inc. to Acacia Automotive, Inc.  These amendments to the Company’s charter were effective February 20, 2007

Immediately following the approval of these amendments, the Company adopted a stock option plan, which was ratified by the Company’s stockholders in November 2007, reserving 1,000,000 shares thereunder.  In February 2007 the directors granted pursuant to the plan 500,000 restricted shares to Mr. Moorby, who was at that time the Company’s president, and options to two officers of the Company for another 15,000 shares.  With these grants, the exercise of warrants to purchase 250,000 shares of Common Stock, the exchange of the preferred stock issued to a creditor in the bankruptcy proceeding for 100,000 shares of Common Stock, and the payment of 10,000 shares of Common Stock to a consultant, there were 11,997,524 shares of Common Stock issued and outstanding on March 31, 2008.

Contemplated Business

The Company’s prime objective is to acquire going and functioning automotive auctions, focusing on whole vehicle automobiles and light trucks.  Whole vehicle refers to vehicles that are generally in good repair, are roadworthy and operate under their own power as opposed to salvage units; that is, damaged vehicles that are considered total losses for insurance or business purposes.  In addition, the Company believes that if the acquired auction or auctions do not service the boat, recreational or motor home segments or the medium and heavy-duty truck and equipment segments, it will seek to add one or more of those services to the auction’s activities, assuming the local market will support such additional services.

The Company considers its first two automobile auctions as indicative of the basis of services rendered by the Company.  The Company will have to raise cash to acquire additional automobile auctions, probably through the sale of Common Stock.

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

On December 26, 2009, the registrant completed the acquisition of certain assets of Chattanooga Auto Auction Limited Liability Company for a cash payment.  Acacia Chattanooga Vehicle Auction, Inc., a subsidiary of Acacia Automotive, Inc., operates this auction from a leased facility in Chattanooga, Tennessee.

History of Augusta Auto Auction

Augusta Auto Auction, Inc. (the “Augusta Auction”) is an automotive auction located in North Augusta, South Carolina, part of the Augusta, Georgia, metropolitan area, and is located three miles from the center of that city. The auction was originally formed and operated for many years in its present location as Hilltop Auto Auction.  In 2002 the group from which the registrant purchased the auction formed Augusta Auto Auction, Inc. after acquiring it from the owners of Hilltop Auto Auction.  The auction consists of a leased premises of approximately five acres, as well as additional rented property directly across the street.  The main facility consists of a two-lane auction arena housed within one of two administration buildings that total some 4,900 square feet, three smaller outbuildings consisting of two storage buildings, and a security building also utilized for vehicle check-in and check-out.  The additional rented property provides several additional acres of parking and an indoor storage facility of some 1,800 square feet.

Acacia Automotive formed a new South Carolina corporate subsidiary in July of 2007 that acquired the assets of Augusta Auto Auction.  The new corporation is named Acacia Augusta Vehicle Auction, Inc., and does business as Augusta Auto Auction, Inc.

History of Chattanooga Auto Auction

Chattanooga Auto Auction (the “Chattanooga Auction”) is an automotive auction located in Chattanooga, Tennessee, and is located approximately ten miles from the center of that city. The auction was originally formed January 24, 1996, as Chattanooga Auto Auction Limited Liability Company and thereafter continued to operate in its present location until its assets were acquired by the Company on December 26, 2009.  The property consists of approximately 56 acres, mostly paved, with a two-lane test-driving track and several buildings.  The auction arena consists of eight lanes attached to a 25,730 square foot office complex.  The property includes a three lane, 14,800 square foot reconditioning center, a 4,500 square foot vehicle check-in center, and a 3,130 square foot five-bay structure intended for use as a mechanical repair center.

Acacia Automotive formed a new Tennessee corporate subsidiary in August of 2009 which acquired the assets of Chattanooga Auto Auction Limited Liability Company in December of 2009.  The new corporation is named Acacia Chattanooga Vehicle Auction, Inc. and does business as Chattanooga Auto Auction, Inc.

 Business of the Auctions

The Auctions primarily sell whole car vehicles for automotive dealers and commercial concerns, and to a lesser extent, salvage units. Whole car units are usually units in reasonable repair and operating condition, while salvage units are generally, but not always, inoperative and often have been damaged or devalued as a result of exposure to water, fire, collision, theft or otherwise. The Chattanooga Auction also sells vehicles and equipment under a contract with the U.S. Government's General Services Administration (GSA), primarily offering off-lease vehicles and other units for the GSA and other governmental agencies, and the Augusta Auction sells vehicles and equipment under a contract with the United States Marshals Service. Dealers and other qualified buyers attend the weekly auctions and bid on offered units. The highest bidder owns the vehicle, subject to any limiting reserve prices established by the owner/seller of the unit(s). In most cases, the buyers and sellers of the units pick up and deliver them to the Auction property, but the Auction does provide transport services, generally for a fee.  Both the Company's auctions also hold a Friday night auction that is open to public bidders in addition to dealers, and occasionally holds special sales at other times.

The Auctions generate revenues from fees for services, including buyer fees, seller fees, transportation fees, title fees, draft and floor plan fees, reconditioning fees, and more. Augusta Auto Auction primarily relies upon the efforts of its management for sales and marketing, but anticipates adding additional personnel in the future to increase the scope of those operations. Chattanooga Auto Auction, the larger of the two, has a separate sales and marketing staff, while both auctions also market their activities through their employees and commercial media.

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

 The industry served by the Company is highly competitive across the entire United States and Canada. It is anticipated that any of our acquisition targets would potentially compete with a variety of knowledgeable and experienced companies. The main competitors the Company would expect to face throughout the United States are: (1) Manheim Auto Auctions: Manheim, a subsidiary of Cox Enterprises, operates approximately 135 locations throughout the world, with more than 75 whole car auto auctions and many salvage or specialty auctions in the United States. Manheim owns several of the country’s largest auction facilities, and our management considers them to be very competitive and the leader in technological processes and Internet marketing capabilities. (2) ADESA Auto Auctions: ADESA, traded on the NYSE under the symbol KAR prior to being acquired by an investor group led by Kelso and Company in April of 2007 and thereby being taken private, is the second-largest auto auction company in North America with approximately 62 whole car auctions and many salvage auctions. They operate some 48 whole car auctions in the United States and 14 in Canada. KAR Auction Services, the parent of Adesa Auctions, went public again in December of 2009, marking the third time the auction entity has found itself in the public sector.  The company's stock trades on the New York Stock Exchange under the symbol KAR.  Acacia’s Management believes that ADESA’s technological processes and Internet marketing capabilities, while lagging those of Manheim, are nonetheless formidable. (3) Auction Broadcasting Company (ABC): ABC owns and operates approximately ten auto auctions nationally. While not nearly so large in their technological processes and Internet marketing capabilities as Manheim or ADESA, ABC has worked to develop a diverse model from its competitors. (4) Independent auto auctions: There are hundreds of independent auto auctions operating in the United States.  Acacia actually sees these independent auctions as targets for future acquisitions, and enjoys a friendly relationship in most instances. (5) “Mobile” auctions: There are several companies that operate “mobile” auctions. Their plans primarily entail engaging larger dealerships to periodically host “on-site” auctions that utilize these companies’ auctioneering and administrative services. Management does not believe these smaller independent mobile auctions are a substantial threat to our operations and will not likely become so under their present or anticipated business models.

There are at least eleven auto auctions in operation in Georgia, six or more in South Carolina, and thirteen or more in Tennessee.  The two largest whole-car national automobile auction companies, Mannheim and ADESA, have a total of three such auctions in Georgia, all near Atlanta, and a total of five such auctions in Tennessee, mostly near Nashville and Knoxville.  While ADESA does not have a whole car auction in South Carolina, Mannheim has one in Darlington.  Auction Broadcasting Corporation also has one near Atlanta, Georgia, and one near Nashville, Tennessee, but none in South Carolina. In addition to those auction operations, there are several other independent whole car auto auctions, some specializing in sales of damaged or “salvage” units, and perhaps one or more mobile auctions that will host on-site auctions at dealerships.

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

The prices to be charged by any auction the Company may acquire will generally be reflective of the competitive pricing in its local marketplace.  Some of these local markets may face competitive pressures from national automobile auction chains such as ADESA and Manheim which have greater size as well as financial and market strengths the Company lacks.

Employees

As of December 31, 2009, the company had two officer employees, Steven L. Sample, its Chairman, President and Chief Executive Officer, and David Bynum, its Vice President and Chief Operating Officer, as well as two other part-time persons. Additionally, the Augusta Auction also employs approximately 25 full and part-time persons, and the Chattanooga Auction employs approximately 55 full and part-time persons.  The registrant plans to increase the number of employees, both part time and full time, as it expands its operations.

A given automobile auction will employ both full and part-time personnel and the number of employees may vary from as few as 10 to as many as 500 or many more.  The approximate size of our target auctions may more likely lie within the range of 50 to 200 employees each.

The parent company, upon any successful course of acquiring auctions, would need to expand its staff to implement the controls necessary to manage a larger organization. This would likely result in the need for a Chief Financial Officer or Corporate Controller as well other officers and managers and basic support personnel. The Company will undertake to operate with the smallest corporate management staff possible so as to maintain the lowest overhead possible while still effecting sufficient management processes to properly guide the company.

Governmental Regulation

The Company, as with most companies operating vehicle auctions, is subject to various permits and licenses. These include vehicle dealer licenses, auctioneer licenses, business permits and licenses, sales tax permits, and others. The registrant’s auctions believe they have obtained all permits necessary to function under the current state and federal regulations.

Available Information

Our Web address is www.acacia.bz. Our electronic filings with the Securities and Exchange Commission (“SEC”) (including all Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports) are available free of charge on the Web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. In addition, information regarding our board of directors is available on our Web site. The information posted on our Web site is not incorporated into this Annual Report.

Any materials that we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet Web site that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that site is www.sec.gov.

Item 1A. Risk Factors

Our auditors have issued a going concern opinion with respect to our consolidated financial statements although our financial statements are prepared using generally accepted accounting principles applicable to a going concern.

We have incurred significant losses since July 2007, losses that have continued since that time through fiscal 2009. These continuing losses raise substantial doubt about our ability to continue as a going concern and our auditor's opinion with respect to our financial statements contain a going concern opinion. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

The financial statements in our filings on Form 10-Q for the quarters ending in fiscal 2009 and the third quarter of fiscal 2008 were not reviewed by our independent auditor.

Our financial statements for fiscal 2008 and 2009 were audited, but our quarterly results for the first three fiscal quarters in fiscal 2009 and the third fiscal quarter in 2008 were not reviewed by our independent auditor. Although we believe those quarterly financial statements to be accurate in all material respects, there is an increased potential that quarterly financial information may have some inaccuracies.

Because We Have Limited Operating History, it is Difficult to Evaluate Our Business.

In 2006, the Company acquired a shell corporation that had no assets or liabilities after emerging in 2006 from six years in bankruptcy, and the Company began operating in July 2007 with the acquisition of one automobile auction.  Because of our limited operating history, you have very little operating and financial data about us upon which to base an evaluation. You should consider our prospects in light of the risks, expenses and difficulties we may encounter, including those frequently encountered by new companies. If we are unable to execute our plans and grow our business, either as a result of the risks identified in this section or for any other reason, this failure would have a material adverse effect on our results of operations, business prospects, and financial condition.

We plan to grow through acquisitions, and investors have little current basis to evaluate the possible merits or risks of the target businesses' operations or our ability to identify and integrate acquired operations into our company. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

The purchase of our securities is a purchase of an interest in what should be considered as a high risk venture or in a new or “start-up” venture with all the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

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

●	adverse short-term effects on our reported operating results,

●	diversion of management's attention,

●	dependence on retaining, hiring and training key personnel,

●	risks associated with unanticipated problems or legal liabilities,

●	amortization of acquired intangible assets, some or all of which could reflect poorly on our operating results and financial reports,

●	implementation or remediation of controls, procedures and policies appropriate for a public company at companies that prior to the acquisition lacked these controls, procedures and policies; and,

●	incursion of debt to make acquisitions or for other operating uses.

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

A primary part of the Company’s strategy is to establish revenue through the acquisition of additional companies or operations. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional companies or successfully integrate the operations of additional companies into those of the Company without encountering substantial costs, delays or other problems. In addition, there can be no assurance that companies acquired in the future will achieve or maintain profitability that justify liabilities that could materially adversely affect the Company's results of operations or financial condition. The Company may compete for acquisition and expansion opportunities with companies that have greater resources than the Company. There can be no assurance that suitable acquisition candidates will be available, that purchase terms or financing for acquisitions will be obtainable on terms acceptable to the Company, that acquisitions can be consummated or that acquired businesses can be integrated successfully and profitability into the Company’s operations. Further, the Company's results of operations in fiscal quarters immediately following a material acquisition could be materially adversely affected while the Company integrates the acquired business into its existing operations.

The Company will attempt to acquire business entities that are going and functioning concerns with a trailing history of profitability, but may acquire certain businesses that have either been unprofitable, have had inconsistent profitability prior to their acquisition, or that have had no operating history. An inability of the Company to improve the profitability of these acquired businesses could have a material adverse effect on the Company. Finally, the Company's acquisition strategy places significant demands on the Company's resources and there can be no assurance that the Company's management and operational systems and structure can be expanded to effectively support the Company's acquisition strategy. If the Company is unable to successfully implement its acquisition strategy, this inability could have a material adverse effect on the Company's business, results of operations, or financial condition. The Company may face the opportunity to enhance shareholder value by being acquired by another company. Upon any acquisition of the Company, the Company would be subject to various risks, including the replacement of its management by persons currently unknown. There can also be no assurance that, if acquired, new management will be successfully integrated or can profitably manage the Company. In addition, any acquisition of the Company may involve immediate dilution to existing shareholders of the Company. In its present configuration, the Company cannot be forcibly acquired in a hostile takeover, and therefore the Company can review the ultimate impact on its shareholders prior to engaging in any such activities. No assurances can be given that the Company will be able to or desire to be acquired, or be able to acquire additional companies.

Possible Need for Additional Financing

The Company intends to fund its operations and other capital needs for the next six months from revenues generated from operations and from lines of credit associated with its auction operations, but there can be no assurance that such funds will be sufficient to meet the obligations of our business. The Company may require additional amounts of capital for its future expansion and working capital, possibly from private placements or borrowing, but there can be no assurance that such financing will be available, or that such financing will be available on acceptable terms.

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

Competition

The industry served by the Company is highly competitive across the entire United States and Canada. We currently or potentially compete with a variety of companies. Our first two acquisitions, servicing the Augusta, Georgia, and Chattanooga, Tennessee areas, were acquired July 10, 2007, and December 26, 2009, respectively. We anticipate that the Company’s other early acquisitions will be in the eastern or central United States, but there is no assurance the Company will be able to adhere to that plan.  See “Item 1- Business – Competition.”

Control

The Company is currently controlled by two of its officers and directors who currently own 54.25% of the Company’s issued and outstanding common stock, David Bynum, the Company’s Vice President and COO, and Steven L. Sample, the Company’s CEO. Mr. Sample and Mr. Bynum will initially retain effective control over the Company’s operations, including the election of a majority of its board of directors, the issuance of additional shares of equity securities, and other matters of corporate governance. Based upon the Company's current business plan, it is anticipated that Mr. Bynum and Mr. Sample will continue to have effective but not ultimate control of the Company well into future, perhaps even after some subsequent private offerings or a public offering.

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

Risks of Low Priced Stocks

Although the Company is currently a public company, its trading is limited to the Pink Sheets.  A trading market for the Company's Common Stock could develop further, but there can be no assurance that it will do so. The Securities and Exchange Commission (the “SEC” or “Commission”) has adopted regulations which define a “penny stock” to be any equity security, such as those being offered by the Company herein, that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock by a retail customer, of a disclosure schedule prepared by the Securities and Exchange commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker/dealer and the registered representative and current quotations for the securities. Accordingly, market makers may be less inclined to participate in marketing the Company’s securities, which may have an adverse impact upon the liquidity of the Company’s securities.

No Assurance of Payment of Dividends

Should the operations of the Company become profitable it is likely that the Company would retain much or all of its earnings in order to finance future growth and expansion. Therefore, the Company does not presently intend to pay dividends, and it is not likely that any dividends will be paid in the foreseeable future.

Potential Future Capital Needs

The Company may not be successful in generating sufficient cash from operations or in raising capital in sufficient amounts on acceptable terms. The failure to generate sufficient cash flows or to raise sufficient funds may require the Company to delay or abandon some or all of its development and expansion plans or otherwise forego market opportunities and may make it difficult for the Company to respond to competitive pressures, any of which could have a material adverse effect on the Company's business, results of operations, and financial condition. While the Company may seek to raise capital through the offering of Common stock in a private placement, there can be no assurance that the proceeds in any such Offering will be sufficient to permit the Company to implement its proposed business plan or that any assumptions relating to the implementation of such plan will prove to be accurate. To the extent that the proceeds of any such Offering are not sufficient to enable the Company to generate meaningful revenues or achieve profitable operations, the inability to obtain additional financing will have a material adverse effect on the Company. There can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all.

Item 1B. Unresolved Staff Comments

None and not applicable.

Item 2.    Description of Properties

Augusta facility.  In July 2008, the Company renewed a twelve-month lease on the location where the Augusta Auto Auction has operated for several years.  The lease term can be further extended and currently has a monthly lease rate of $2,975.  The facility consists of approximately five acres, houses two administrative buildings and a two-lane auction arena, and provides parking for several hundred vehicles.  The compound is fenced and protected by an electrified security fence system as well as security systems in its buildings and auction arena.  In addition to the main auction facility, the registrant also leases property that is used for additional vehicle storage (both indoor and outdoor) and customer parking for approximately 400 additional customer vehicles on sale days.  The indoor storage areas and part of the outdoor storage areas are protected by an electrified security fence system as well as security systems in both areas.  This property is located directly across the street from the main auction facility and is leased on a month-to month basis for approximately $1280 per month.

Chattanooga facility.  On December 26, 2009, the Company entered into a multi-year lease on the location where the Chattanooga Auto Auction has operated since 1996.  The lease rate is currently $21,000 per month through the end of 2010, after which the lease escalates to $25,000 per month until December 31, 2010, followed by additional increases of $5,000 per month each two years thereafter until its expiration at the end of 2019.  The Company has an option to purchase the real estate and improvements on favorable terms for a period of at least three years from inception of the lease.  The facility consists of approximately 56 acres, the majority of which is paved, and includes a two-lane test track and approximately 70,000 square feet of usable space under roof. The indoor and outdoor areas are protected by an electrified security fence system on the outer perimeter of the property as well as security systems in most indoor areas.  The property is located in Chattanooga, Tennessee, near I-75, I-24, and I-59, and is approximately five minutes from Chattanooga Metropolitan Airport.

The Company also maintains administrative space in Ocala, Florida, at a cost of approximately $429 per month, which it may cancel at any time.

Item 3.    Legal Proceedings

None.

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

There has been sporadic trading in our stock for the last three fiscal years.  We are presently traded in the Pink Sheets under the symbol ACCA.  The following table sets forth information as reported by the National Association of Securities Dealers Composite Feed or Other Qualified Interdealer Quotation Medium for the high and low bid and ask prices for each of the twelve quarters ending December 31, 2009, including the interim period in the first quarter of 2007 prior to the registrant’s one for eight reverse stock split. The following prices reflect inter-dealer prices without retail markup, markdown or commissions and may not reflect actual transactions.

	Closing Bid		Closing Ask
	High	Low	High	Low
Quarters ending in 2007
Feb 20 (Closing numbers after one for eight reverse split)	$0.30	$-	$1.01	$-
March 31	1.50	0.30	2.00	0.75
June 30	1.80	0.54	2.00	0.58
September 30	2.00	0.60	2.05	0.85
December 31	$0.80	$0.08	$1.20	$0.75
Quarters ending in 2008
March 31	$0.25	$0.10	$1.05	$1.01
June 30	0.20	0.18	1.01	0.70
September 30	0.25	0.20	0.95	0.55
December 31	$0.20	$0.10	$0.66	$0.50
Quarters ending in 2009
March 31	$0.15	$0.15	$.50	$.50
June 30	0.15	0.05	.85	.16
September 30	0.10	0.01	2.00	.10
December 31	$0.15	$0.0003	$.51	$.10

As of March 31, 2010, the Company had 125 stockholders of record. We believe that we may also have 250 or more additional beneficial shareholders.

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

At its meeting of directors on February 1, 2007, the Company’s board of directors approved its 2007 Stock Option Plan which was approved by our stockholders on November 2, 2007, reserving 1,000,000 shares to be issued thereunder.  In subsequent resolutions, the directors granted restricted stock, warrants, and options for compensation summarized as follows:

SUMMARY OF EQUITY COMPENSATION PLANS

Plan Description	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Not Approved by Shareholders*	475,000	$1.00	-
Equity Compensation Plans Approved by Security Holders**	590,000	0.39	1,355,700
Totals	1,065,000	$0.66	1,065,000

* Reflects shares exchanged for preferred stock of the Company of which 475,000 vested immediately and another 950,000 were tied to specific performance goals, goals that were not considered to have been met and are considered to have now lapsed.

** Reflects grants under the 2007 Acacia Automotive Stock Incentive Plan. Effective January 1, 2008, the number of shares available under Plan increased by 479,900 shares.  Effective January 1, 2009, the number of shares available under the Plan increased by 482,500 shares, and effective January 1, 2010, the number of shares available under the Plan increased by 483,300 shares.  The number of shares in the Plan increases annually by an amount equal to 4% of the number of shares outstanding at the end of the fiscal year.

In December 2009, the Company issued 20,000 shares of restricted Common stock to the principals of the former owners of the Chattanooga Auction for services rendered to the Company.  The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof as a transaction not involving a public offering.

Item 6.    Selected Financial Data

Not Applicable

Item 7.    Management's Discussion and Analysis or Plan of Operations

Forward-Looking Information

The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Form 10-K contain forward-looking information. The forward-looking information involves risks and uncertainties that are based on current expectations, estimates, and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking information. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of internal operations, impact of competition and other risks detailed below as well as those discussed elsewhere in this Form 10-K and from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, general economic and market conditions and growth rates could affect such statements.

Executive Overview

With the acquisition of the Augusta Auto Auction on July 10, 2007, the Company commenced operations, ceased being a shell company, and conducted its first weekly auction on July 11th under Acacia’s management.  The Company’s only operations in 2007 were those operations.

At the Augusta Auction, in the last half of 2007, the Company made substantial improvements to the physical space, upgraded computer hardware and computer communication infrastructure, and purchased new auction software. For several months the Company was engaged in evaluating personnel and developing the Augusta Auction’s market and operating efficiencies. The new software did not work as anticipated, harming our operation’s efficiency, alienating some customers and creating financial control issues. These problems continued into 2008 when, in July, we abandoned the newer software and upgraded the previous software system. Despite these operating difficulties, we continuously and significantly improved our operations and marketing.

With the acquisition of the Chattanooga Auto Auction on December 26, 2009, the Company commenced operation of its second auto auction, with its first weekly auction on December 29th as an Acacia Automotive company.  The Company’s only operations in 2009 were those two operations, although the brevity of the Chattanooga operation yielded very little effect to the Company's consolidated operating results for the year.

Our original Management Agreement for the Chattanooga Auction effective September 1, 2009, contemplated sharing the profits during the period we managed the auction prior to its acquisition by us on December 26, 2009 , but there were no profits during this period.  Our operating results, however, include the last five days of 2009, the time after we acquired the auction.

The Company's auctions sell vehicles and equipment for automotive dealers and commercial accounts.  In Chattanooga, we perform similar services for the General Services Administration ("GSA") of the United States Government and in Augusta for the United States Marshals Service.

Generally, as an industry standard, the volume of vehicles sold at the vehicle auctions is highest in the first and second calendar quarters of each year and slightly lower in the third quarter. Fourth quarter sales are generally lower than all other quarters as used vehicle auction volumes tend to decline during prolonged periods of winter weather conditions combined with holiday disruptions. This seasonality could be affected, however, by the timing of auctions by special customers such as the United States Marshal Service, the GSA or others. While these standards are subject to short and medium-term variations, the Company's revenues therefore would generally be expected to be highest in the first or second calendar quarter, while the fourth calendar quarter have the lowest revenues with profitability affected by additional costs associated with the holidays and winter weather.

Discussion Regarding the Auto Auction Industry

Sales of used vehicles totaled 8.9 million units worth $80.5 billion at National Auto Auction Association (NAAA) member auctions in North America in 2009, according to the trade organization’s 13th annual survey. The survey found that while the number of vehicles entering auctions decreased by 14.5% to 14.6 million, the decline in the actual sales of used vehicles was significantly lower due to the largest conversion rate in the history of the survey. These sales of 8.9 million units worth $80.5 billion was down only 5.9% and 3.1%, respectively. Survey data also revealed that the average NAAA auction member operates a 7-lane facility on 78 acres, employs 146 people with a payroll of $3.1 million, and contributes $32,400 annually to charity.  None of these figures include the numerous auctions that are not members of the NAAA organization. Both the Company's auctions are NAAA members.

Car Park (Vehicles in Operation or VIO)

The Company continues to believe that auto auctions are largely recession-resistant because, in part, the industry is more dependent on the size of the U.S. “Car Park” (the number of vehicles in operation or "VIO") than it is upon manufacturing output, retail sales of motor vehicles, or other factors.  While this has historically proven true, the recent periods of recession and economic downturn caused measurable weakness in the overall auto auction industry, even though the Company's auction operations in Augusta reflected sharply higher sales and revenues.  The Company attributes this increase at its Augusta Auction to its skilled management and implementation of proven practices after assuming control of its auctions.  Of the 249 million units in the car park in 2007, 46 million were sold in used vehicle transactions, and auto auctions sold over 10 million of those units. In 2008, the most recent year for which full statistics were available, there were 250 million units in operation, although the car park grew by only 1 million units in 2008 as compared to 5 million units in 2007.  2009 is expected to see a similar result to 2008 in the size of the car park due to some increases in sales offset by scrappage induced by the "Cash for Clunkers" program.  Any change in the overall size of the car park in 2009 is anticipated to be insignificant.

Consolidated Operating Results in 2009 and 2008

In 2009 our loss declined to $274,834 from $910,497 a year earlier. While our revenues increased by about 41%, our costs declined in almost each category of expense, employee expense declining from $848,556 to $671,215, general and administrative expense declining from $701,118 to $651,574, and depreciation and amortization declining from $219,829 to $154,298.

The Augusta Auction's improving revenues, virtually all of our 2009 revenues, resulted largely from increased sales volumes at its traditional weekly dealer auction sale dates and from additional sales generated at a second weekly sale held at night.  The public can participate in the night auctions that not only bring increased unit sales volumes, but also generate increased fees as the public is charged more than dealers to participate in the auction. We have also adjusted upward fees charged to dealers participating in the auction to conform the fees more to industry practices.

The following table sets forth certain information about the Augusta Auto Auction regarding units offered, that is, the number of units brought to the auto auction, entered into the system and offered for sale, the units actually sold, and the conversion rate, that is, the number of units actually sold as a percentage of the number of units brought through the auction for sale, as well as changes in total revenues comparing 2009 and 2008:

Twelve Months
2009 Units Offered vs. 2008	+32%
2009 Units Sold vs. 2008	+25%
2009 Conversion Rate	51%
2008 Conversion Rate	54%
2009 Total Revenues vs. 2008*	+41%

* Includes all revenue streams for both years rather than buy and sell fee revenues only. Does not account for reclassification of certain income items from 2008, so that the prior year's presentation is comparative with the current year's presentation.

Consolidated employee expense declined in 2009 principally because of the absorption of about $25,000 of Mr. Bynum’s salary by the Chattanooga Auction during the interim period in which we managed that auction prior to its acquisition, and the departure of another senior executive. General and administrative expense declined about $50,000 reflecting decreased promotional fees and reduced expenditures for professionals. The $65,500 decline in depreciation and amortization costs reflects the conclusion of accruals in the second quarter of 2008 for a non-compete agreement executed in connection with the acquisition of the Augusta Auction. We will continue to accrue an annualized $37,500 per year in amortization expense through mid-year 2017 related to a customer list, also part of the purchase of that auction.

        We lost approximately $20,000 on the Chattanooga Auction in 2009, becoming the owner of that auction on December 26.  In the remaining days of that fiscal year, five days or about 3 1/2 business days, we held one auction resulting in revenues of about $20,000 for the period with about $40,000 of expense.  While the Company feels it can be successful in Chattanooga, it also recognizes that its recent acquisition of the Chattanooga Auto Auction follows a history of large losses for several years at that location.  Although the Company did not receive audited financial information on that entity, the available financial information reflects net losses in 2009 and 2008 of $1,846,140 and $2,864,351 respectively.  The Company must reverse that trend of substantial losses to become profitable on a consolidated basis. Failure to do so could have a material adverse effect on our results of operations, business prospects, and financial condition.

Liquidity and Capital Resources

A given auction will generate large receivables and payables, only part of which are revenues and expenses, representing receivables from purchasers of vehicles and payables to those selling vehicles. Settling these transactions, not only the cash transfers between buyers and sellers but administrative tasks such as title clearance on vehicles, typically takes only a few days after an auction. Frequently, when we hold an auction near the end of a quarter, those unsettled receivables and payables will appear large relatvie to revenues, particularly since these receivables and payables reflect not only our fees but the sales price of the vehicles, and may distort the ratio of receivables or payables to revenues, causing them to appear exceptionally large.

We must have readily available funds to facilitate these transactions. Accordingly, we have a $300,000 line of credit with Wachovia Bank, N.A., secured by a $150,000 certificate of deposit and the other deposits at the bank, for use by our Augusta Auction. This line of credit is payable on demand. The seller of the Chattanooga Auction has arranged for a $2,000,000 line of credit at First Volunteer Bank for the same purposes in Chattanooga, that line of credit secured by the assets of the Chattanooga Auction, all of which are guaranteed by the parent Company and personally guaranteed by the Company's CEO, Mr. Sample. This credit line matures December 28, 2012.

Overall, our operations are close to self-funding as indicated below, and the Company anticipates its operations becoming increasingly self sufficient in 2010 and 2011. The Company has accrued salaries of $277,250 owed to Mr. Moorby and Mr. Sample.

We continue to plan for the expansion of the Company through acquisitions and believe that we will have to raise additional capital to fund those acquisitions. Further, we plan to eventually establish a wholesale vehicle floorplan financing facility for purchasers of automobiles at our auctions, which will also require additional financing.

Discussion Regarding the Company’s Consolidated Operating Results

Discussion Regarding EBITDA

EBITDA, as presented herein, is a supplemental measure of our performance that is not required by, or presented in accordance with, generally accepted accounting principles in the United States, or GAAP. It is not a measurement of our financial performance under GAAP and should not be considered as a substitute for net income (loss) or any other performance measures derived in accordance with GAAP or as substitutes for cash flow from operating activities as measures of our liquidity.

EBITDA is defined as net income (loss), plus interest expense net of interest income, depreciation and amortization.  Use of EBITDA as an evaluation of performance is commonly used in the vehicle auction industry.

Management uses the EBITDA measure to evaluate our performance, to compare our performance to major auction companies' results, and to evaluate our results relative to certain incentive compensation targets. Management believes its inclusion is appropriate to provide additional information to investors for purposes of comparisons. EBITDA has limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of the results as reported under GAAP. While the Company believes that EBITDA may be a useful tool in comparing the financial performance of the Company to other auto auction entities, it may not be comparable to similarly titled measures reported by other companies.

The following tables represent the consolidated EBITDA results for the Company during 2009 and 2008:

	Year Ended
	December 31, 2009	December 31, 2008
Net income (loss)	$(274,834)	$(910,497)
Add back:
Income taxes	-	-
Interest expense, net of interest income	20,261	14,783
Depreciation and amortization	154,298	219,829

EBITDA	$(100,275)	$(675,885)

In addition to the non-cash depreciation and amortization, we accrued for the issuance of stock options $64,707 in 2009 and $46,524 in 2008. Subtracting those amounts from the above table reduces the totals to $(35,524) and $(629,361) for 2009 and 2008 respectively.  Our improving ability to meet our cash needs from operations and our lines of credit derives from our Augusta operation which, with our credit lines, funded itself in 2009.

Liquidity and Need for Additional Capital

The Company is currently engaged in its plan of seeking to grow through acquisitions as well as through organic means.  To succeed in doing so, the Company will require additional capital, which the Company anticipates raising through sale of Common stock.

The Company’s liquidity in 2009 was supplemented by a $2,000,000 line of credit through an independent source at its Chattanooga Auction operation, and by a $300,000 line of credit with Wachovia Bank, N.A. at its Augusta location.  Although the Company presently has a certificate of deposit with that same Augusta bank of just over $150,000, those lines of credit are used for general corporate purposes and to cover some instances in which payments to dealers selling vehicles through the auctions are advanced prior to collecting payments from buyers of those vehicles.  The Company did not attempt to secure capital through a private placement of equities in 2009.

In 2008 the Company's liquidity was assisted through the closing of a private placement of $130,000 of Common stock in the second quarter as well as its line of credit in Augusta.  The Company anticipates increasing the size of the available lines of credit as its sales volume grows.  The lenders at Augusta and Chattanooga charge an interest rate equal to: (a) prime plus 1.5% on the outstanding daily balance, if any; and, (b) the greater of (i) the sum of the one month London interbank offered rate (Libor) as published in the Wall Street Journal (or such other publication or reference reasonably selected by the Lender if no longer published in the Wall Street Journal) plus 500 basis points, or (ii) 6.0% percent per annum, respectively.  The line of credit in Augusta is secured by all of the Company’s deposits at the bank, and its line of credit in Chattanooga is guaranteed by the Company and its CEO.

The Company will ultimately be forced to seek a larger operating facility for its auction operations in the greater Augusta area, since the auction cannot accommodate the anticipated growth at its present location. In addition, the Company desires to ultimately purchase its rented facility in Chattanooga pursuant to the terms of its lease agreement and option to purchase.

The Company anticipates seeking additional capital through equity investments, but does not yet have a planned date or target amount for any such offering. With the acquisition of its auction in Chattanooga, Tennessee, a transaction that closed December 26, 2009, the Company is planning for those operations to provide sufficient operating capital to fund the corporate overhead not presently funded by its Augusta Auction operations, but there is no assurance it will be successful in doing so.

The following table sets forth certain obligations for which the Company has contracted:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-Term Debt Obligations	$92,024	$-	$92,024	$-	$-
Capital Lease Obligations	92,823	41,584	49,083	2,156	-
Operating Lease Obligations	3,912,000	252,000	600,000	720,000	2,340,000
Totals	$4,096,847	$385,608	$649,083	$722,156	$2,340,000

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

Recent Accounting Standards

RECENT ACCOUNTING STANDARDS - In December 2009, the FASB issued new guidance (Accounting Standards Update 2009-16) on the accounting for transfers of financial assets. The new guidance which is now a part of ASC 860, Transfers and Servicing, eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. The new guidance is effective on a prospective basis for annual periods beginning after November 15, 2009.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.  This release established the FASB Accounting Standards Codification (“ASC” or “Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed our references to GAAP accounting standards but did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued revised guidance for the accounting for business combinations. The revised guidance, which is now a part of ASC 805, Business Combinations, establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date and requires the expensing of acquisition-related costs as incurred. In addition, in relation to previous acquisitions, the provisions of ASC 805 require any release of existing income tax valuation allowances or recognition of previously unrecognized tax benefits initially established through purchase accounting to be included in earnings rather than as an adjustment to goodwill. This revised guidance was effective for annual reporting periods beginning after December 15, 2008. The adoption of the guidance on January 1, 2009 did not have a material impact on the consolidated financial statements. However, depending on the extent and size of future acquisitions, if any, the revised guidance may have material effects.

The FASB updated its guidance under ASC 805, “Business Combinations,” in April 2009, which addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for business combinations occurring on or after the beginning of the first annual period on or after December 15, 2008.

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. The new guidance, which is now a part of ASC 815, Derivatives and Hedging, requires enhanced disclosures for derivative instruments, including those used in hedging activities. These enhanced disclosures include information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The provisions of the new guidance were effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of the new guidance on January 1, 2009 did not have a material impact on the consolidated financial statements.

In June 2008, the FASB updated its guidance under ASC 260, “Earnings Per Share.” This guidance clarified that all unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities and provides guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. This guidance was effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance on January 1, 2009. The adoption did not have a material impact on the Company’s earnings per share calculations.

In April 2009, the FASB updated its guidance under ASC 820, “Fair Value Measurements and Disclosures,” related to estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have any impact on the Company’s results of operations.

Also in April 2009, the FASB updated its guidance under ASC 825, “Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. The guidance was effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.

In May 2009, the FASB issued new guidance on subsequent events. The new guidance, which is now a part of ASC 855, Subsequent Events, requires the disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. The provisions of the new guidance were effective for interim and annual periods ending after June 15, 2009. The adoption of the new guidance on June 30, 2009 did not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued guidance under ASC 105, “Generally Accepted Accounting Principles.” This guidance established a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. The Codification is the sole source for authoritative U.S. GAAP and supersedes all accounting standards in U.S. GAAP, except for those issued by the SEC. The guidance was effective for financial statements issued for reporting periods ending after September 15, 2009. The adoption had no impact on the Company’s financial position, cash flows or results of operations.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value,” related to fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value using one or more valuation techniques. This guidance is effective for the first reporting period beginning after issuance.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8.    Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K.  See “Item 15.  Exhibits, Financial Statements and Reports on Form 8-K.”

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A(T).  Controls and Procedures

Inherent Limitations on the Effectiveness of Controls Over Financial Reporting

As is typical with most smaller enterprises, our control processes are oriented toward operations, and production of financial statements reflects an outgrowth of operations and results of those operations. Internally, financial statements are a management tool to evaluate the operations and not an end of those operations. We closely monitor the daily results of our cash position and make certain that our cash position is adequate for the foreseeable future. Our financial statements are generated as part of the reporting on our operations, one metric of our operations, and as part of our obligations as a public entity.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are, with the exceptions noted below, effective as of December 31, 2009.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, particularly our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)

Our independent auditor has indicated that we have three material weaknesses:  (i) Reconciliations and account analysis were not performed in a timely manner as the Company did not have fully trained financial accounting personnel, which resulted in adjusting journal entries; (ii) The sales and accounts receivable software is not integrated with the financial accounting software and accounting personnel did not perform routine reconciliations of data entered on the sales reporting system to appropriate control accounts in the general ledger system with reconciliations made in the aggregate without individual account scrutiny regardless of materiality; and (iii) Before the audit sign off date the Company suffered a system failure. Even though there was no apparent loss of data, there was a failure of operations personnel to perform systematic and recurring data backups on a routine basis.

During fiscal 2009 at the Company's Augusta and parent Company operations, the Company performed reconciliations and account analysis in a timely manner using a fully trained financial accountant.  However, with the acquisition of its Chattanooga subsidiary on December 26, 2009, the Company attempted to reconcile Chattanooga's software and data with the parent Company's software and data, but was unsuccessful in achieving a timely melding of the systems.  In addition, the Company had difficulty in locating financial personnel who were proficient with Chattanooga's software, all of which resulted in failure to reconcile its accounts to the Annual Report in a timely manner.  Ultimately the Company installed its software at the Chattanooga location and established a parallel accounting system with its other units, allowing for proper reconciliations and consolidation of the operating units.  During this period, many reconciliations and account analysis were not performed in a timely manner.  The Company is working to train the appropriate personnel at all locations to improve the speed and accuracy of reconciliations, and is also considering the addition of a qualified controller to its corporate team.  The Company considers that these actions will mitigate this issue in the future.

As with most independent vehicle auction companies of its size, the Company’s sales and accounts receivable software, as a part of its auction operating software, is not integrated with its financial accounting software.   The integration requires additional meticulous steps to be undertaken on a regular basis as well as general business review of business practices reflected by the information. We continue to press for efficient integration of information and seek qualified personnel to effect these processes.

The Company recently suffered a server failure at its Augusta location, and discovered that its practices in backing up and protecting certain digital financial data were insufficient.  While the Company backs up its digital data from the auction operating systems on a daily basis, it had not been making daily backups of its financial data.  The data in question covered a period from mid-February to mid-April of 2010, was protected by hard copy financial records, was restored within a short time after the anomaly, and resulted in no loss of financial data, either digital or otherwise.  Although there was no loss or damage, the Company recognized its deficiency in that area and immediately initiated new and improved provisions for protecting and preserving its digital data and information at all locations.

Item 9B.  Other Information

Not applicable

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

The directors and executive officers of the Company, and their respective ages, as of May 15, 2010, and positions held with the Company, are as follows:

Name	Age	Position
Steven L. Sample	62	Director, Chairman of the Board, and Chief Executive Officer
David Bynum	62	Director, Vice President and Chief Operating Officer
Patricia Ann Arnold	53	Secretary
Tony Moorby	61	Director, Chairman of Advisory Board
Danny Gibbs	53	Director
James C. Hunter, MD	52	Director
V. Weldon Hewitt	72	Director
Frank Lawrence	69	Director

Mr. Sample became a director and officer of the Company in August 2006 when he was named as a Director and Chief Executive Officer.  From January 2004 through December 2005, he served as Executive Director of Sales for ADESA Corporation, a firm that operates automobile auctions throughout the United States and Canada.  From January 2002 through December 2003, he was the General Sales Manager of ADESA’s Ocala, Florida Auto Auction.  From September 1990 through December 2001, he was employed by Mid-America Auto Auction, an ADT Automotive Auction (originally named Anglo-American Auto Auctions) acquired by Manheim Auctions in 2000, with Mr. Sample serving as General Sales Manager.

On May 16, 2007, the registrant named David Bynum to its board of directors, and on December 31, 2008, named him its Vice President and Chief Operating Officer with an effective date of January 1, 2009.  Since 2006 and prior to joining Acacia, Mr. Bynum has been a manager of Bynum Properties, which is involved in residential and commercial leasing and custom home construction. From October 2000 through April 2006, Mr. Bynum was employed by ADESA Corporation, a publicly held national automobile auction company. Initially Mr. Bynum was a Regional Vice President and in January 2004 was named National Director of Heavy Truck and Equipment Sales. For the twelve years prior to 2000, Mr. Bynum served as General Manager of Southern States Vehicle Auction in Atlanta, Georgia under the ownership of ADT Automotive (previously Anglo-American Auto Auctions) before it was sold to Manheim Auctions.

 Mr. Moorby joined the Company in October 2006 when he was named as a director and as President and Chief Operating Officer until retiring from that office at the end of December 31, 2008.  After that time, Mr. Moorby continued to serve as a director of the Company and also agreed to serve as Chairman of the Company’s new Advisory Board.  He has remained active in assisting the Company with acquisition strategies and many other matters, including certain portions of the Company's online selling initiatives.  Beginning in February 2006 he was a Principal of Tony Moorby & Associates, an automotive consultant firm and in June 2006 became a member of the Board of Trustees of the National Independent Automobile Dealers Association (NIADA).  From February 2002 through February 2006, he was Managing Partner of Flying Lion Dealer Services, a dealer services business, and from October 2000 through October 2002 he was Executive Vice President of ADESA Corporation where he was responsible for corporate development.  From January 1997 through October 2000 he was President and Chief Executive Officer of ADT Automotive (previously known as Anglo-American Auto Auctions), an automobile auction company with 28 outlets that was sold to Manheim Auctions in October 2000.  Prior to 1997 and commencing in 1982, Mr. Moorby was employed by ADT Automotive Auctions for the majority of the time as a senior executive.

Patricia Ann Arnold was named Secretary of the Company on February 1, 2007.  Since January of 2008, Ms. Arnold has served as Executive Assistant to the President of Actus Lend Lease, a division of Bovis Lend Lease. From 2002 through 2007, Ms. Arnold served as a Labor Employment Paralegal with the law firm of Baker, Donelson, Bearman & Caldwell and as a Litigation Paralegal with the law firm of Stewart Estes and Donel from 1997 to 2002, both in Nashville, Tennessee. Prior to that Ms. Arnold was employed in similar positions with law firms in Nashville, Tennessee, and Louisville, Kentucky, since 1984

Danny R. Gibbs was appointed to the Company's Board of Directors on February 1, 2007.  Prior to that and commencing in 1984, Mr. Gibbs, a co-founder of Gibbs Construction, Inc. served as its President, General Manager, director, and Chief Financial Officer until November 2000 when the Company’s assets and liabilities were transferred to a receiver in bankruptcy.   From January 2000 through December 2003, Mr. Gibbs was a Senior Project Manager for Thacker Operating Company responsible for estimating costs of construction projects, managing and overseeing them.  Beginning in January 2004 he became a Senior Project Manager for Dimensional Construction, Inc. with similar responsibilities.

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

Mr. Hewitt was appointed to the board of directors on February 1, 2007.  Since 1985 he has been the owner and Chief Executive Officer of Hewitt Marketing, Inc., which provides original equipment manufacture radios and other media devices and electronics, mobile cellular telephones, power-actuated equipment and accessories to many major vehicle manufacturers.  Prior to 1985, Mr. Hewitt founded and served as Chief Executive Officer of an original equipment manufacturer that attained as high as $20,000,000 in annual revenues providing audio systems for new luxury cars.

The Company’s Board of Directors named Frank Lawrence to serve as one its directors on November 3, 2007.  Mr. Lawrence was the previous majority owner of the automobile auction located in the Augusta, Georgia area that the Company acquired in July of 2007.  Mr. Lawrence is the owner and operator of Bobby Jones Ford-Lincoln-Mercury in Augusta, Georgia, a dealership he has owned since 1991, prior to which he successfully managed a number of wholesale and retail dealership operations.

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

The board also appointed V. Weldon Hewitt, Dr. James C. Hunter, and David Bynum to serve as the Corporation’s Compensation Committee. The duty of the Compensation Committee is to provide a general review of the Company's compensation and benefit plans to ensure that they meet corporate objectives and to oversee the Company's Stock Option Plan and other benefit plans.  In addition, the Compensation Committee will review the compensation of officers of the Company and the recommendations of the Chief Executive Officer on (i) compensation of all employees of the Company and (ii) adopting and changing major Company compensation policies and practices.  Except with respect to the administration of the Stock Option Plan, the Compensation Committee will report its recommendations to the entire Board of Directors for approval. The Compensation Plan does not have a charter, and the committee has not reviewed the compensation of executives as it presently reflects basic compensation in a start up environment.

The board of directors at that meeting also appointed Steven L. Sample and Danny Gibbs to serve as the Primary Committee for the Corporation’s 2007 Stock Incentive Plan. The duties of this Primary Committee is to review, approve, and authorize the issuance of warrants, stock, and options under the provisions of the Corporation’s 2007 Stock Incentive Plan, whether automatic or otherwise. Mr. Gibbs is the Plan Administrator and Chairman of the Options Committee.

Each director will hold office until the next Annual Meeting of Shareholders and until such time as his successor is elected and qualified, subject to prior removal by the shareholders of the Company in accordance with the Bylaws of the Company.  The officers of the Company serve at the discretion of the Board of Directors of the Company.

Code of Ethics

Given that the Company only instituted operations in the last three years, the Company has not adopted a Code of Ethics for the principal executive officer, principal financial officer, or principal accounting officer or controller.

Section 16(a) Beneficial Ownership Reporting Compliance.

On November 9, 2009, Mr. Moorby was awarded 15,000 Common Stock Options for service as a non-employee director in 2009.  That transaction was reported on Form 4 on January 19, 2010.  Mr. Moorby remains a Director of the Company.

On November 9, 2009, Messrs Gibbs, Hewitt and Hunter were awarded Common Stock Options of 35,000, 20,000, and 25,000 respectively for their 2009 service as non-employee directors and for service on various Committees of the Board of Directors.  Those awards were reported on Forms 4 on January 19, 2010.  All three remain as directors of the Company.

After December 31, 2008, Mr. Bynum became an officer of the Company and no longer qualified for non-employee director awards, but was awarded 100,000 Common Stock options upon his appointment as the Company’s Vice President and Chief Operating Officer on that date for his service beginning January 1, 2009. On November 9, 2009, Mr. Lawrence received 15,000 Common Stock Options for his 2009 service on the board as a non-employee director and Mr. Bynum received 50,000 Common Stock Options for his service to the Company as its Vice President and COO.  Both those transactions were reported on Forms 4 on January 19, 2010.

Item 11.  Executive Compensation

The following table sets forth certain information concerning the compensation earned during the years ended December 31, 2009 and 2008 by the Company's Chief Executive Officer and Chief Operating Officer, for whom disclosure is required:

SUMMARY COMPENSATION TABLE

		Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Total
Steven Sample, CEO(1)	2009	$150,000	$-	$150,000
Steven Sample, CEO	2008	150,000	-	150,000
David Bynum, COO(2)	2009	$85,000	$-	$85,000

(1) Became CEO of the Company in 2006

(2) Became Chief Operating Officer of the Company effective January 1, 2009

The Company provides automobiles to Messrs Sample and Bynum, the value of which is less than $10,000 per year for either.

Option Tables

The following table sets forth certain information concerning grants of options to purchase shares of Common Stock of the Company made during the last completed fiscal year to the executive officers named in the Summary Compensation Table.

EXECUTIVE STOCK OPTION GRANTS
(YEAR ENDED DECEMBER 31, 2009)

	Number of	Number of
	Securities	Securities	Weighted
	Underlying	Underlying	Average	Expiration
	Unexercised Options	Unexercised Options	Per Share	Dates
Name	Exercisable	Unexercisable	Exercise Price
Steven L. Sample*	475,000	-	$1.00	5/29/2017
David Bynum	5,333	4,667	0.875	5/16/2017
	6,500	6,500	0.80	11/02/2017
	3,250	11,750	0.50	12/31/2018
	21,667	78,333	0.50	12/31/2018
	1,667	48,333	0.10	11/06/2019
Patricia Arnold	10,000	-	$0.05	2/01/2017

*  Warrants

The following table sets forth certain information regarding the above referenced compensation table for directors for the fiscal year ended December 31, 2009:

Dollar Amount
Recognized for
Financial Reporting
Purposes
Name	in 2009
Steven L. Sample	$-
David Bynum	18,308
Tony Moorby	4,267
Danny Gibbs	6,422
James C. Hunter, MD	9,958
V. Weldon Hewitt	9,943
Frank Lawrence	4,958
Total	$53,856

Upon a change of control, all outstanding options granted to executive officers and directors vest.

Director Compensation

Directors of the Company presently serve without compensation except under the plan adopted on February 1, 2007 for which each non-employee director of the Company is granted an option to acquire an initial 10,000 shares of Common Stock and 15,000 additional options upon election to a full term and annually thereafter. In 2009, each non-employee director was granted options to acquire 15,000 shares of Common Stock at an exercise price of $0.10 per share.  In addition, certain non-employee directors received additional options for service on Committees of the Board of Directors and for service in chairing or acting as the expert for those Committees.

Benefit Plans

As part of the reorganization proceeding of Gibbs Construction, Inc. in bankruptcy, all stock option plans and warrants existing prior to change of name and change of control to Acacia’s management in 2006 were cancelled.  At the board of directors meeting held on February 1, 2007, the Company adopted a new stock incentive plan.  Awards of options made after that date were in congruence with the Acacia Automotive, Inc. 2007 Stock Incentive Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 31, 2009, the ownership of Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock, (ii) each director of the Company, and (iii) all directors and officers as a group.  Except as otherwise indicated, each stockholder identified in the table possesses sole dispositive voting and investment power with respect to its or his shares.

Shares Owned
Name and Address of	Number of
Beneficial Owner	Shares	Percent
Steven L. Sample (1)	6,539,600	54.1%
Danny Gibbs (2)	62,500	0.5%
Tony Moorby(3)	511,000	4.2%
Patricia Ann Arnold (4)	-	-
James C. Hunter (5)	-	-
V. Weldon Hewitt (6)	-	-
David Bynum(7)	15,000	0.1%
Gwendolyn Sample(8)	1,707,000	14.1%
Frank Lawrence(9)	450,000	3.7%
All directors and officers as a group (eight persons)	7,578,100	62.7%

(1) Excludes 1,425,000 warrants held by Mr. Sample issued in exchange for converting all his shares of the Company’s Preferred stock to Common stock in 2007, and not for compensation. The Company, through their expiration at May 29, 2017, tied 950,000 of those warrants to specific future performance levels, all of which are now considered to have lapsed.  See Item 12 - “Change of Control.”

(2) Excludes options to purchase 70,000 shares of common stock at a weighted average exercise price of $0.32 per share.

(3) Excludes options to purchase 65,000 shares of Common Stock at a weighted average exercise price of $0.41 per share.

(4) Excludes options to purchase 10,000 shares of Common Stock at a weighted average exercise price of $0.01 per share.

(5) Excludes options to purchase 65,000 shares of Common Stock at a weighted average exercise price of $0.34 per share.

(6) Excludes options to purchase 60,000 shares of Common Stock at a weighted average exercise price of $0.36 per share.

(7) Excludes options to purchase 190,000 shares of Common Stock at a weighted average exercise price of $0.44 per share.

(8) Excludes options to purchase 25,000 shares of Common Stock at a weighted average exercise price of $0.08 per share.

(9) Excludes 42,500 warrants issued to Frank Lawrence as part of the consideration for purchasing his interest in the assets of the Augusta Auto Auction, 75,000 warrants issued to him in conjunction with a non-compete agreement, and 12,500 warrants issued to him in conjunction with a private placement offering that closed in June of 2007.  The average execution price of said 130,000 warrants is $1.77 and they expire in July 2012. This also excludes options Mr. Lawrence holds to purchase 40,000 shares of Common Stock at a weighted average exercise price of $0.42 per share.

Unless otherwise indicated, the address for each of the above named individuals is 3512 East Silver Springs Boulevard - #243, Ocala, FL  34470.

Change of Control

On August 15, 2006, Steven L. Sample agreed to acquire control of an inactive shell corporation that had been in bankruptcy since 2000.  To do so, he acquired for $50,000, 4,000,000 shares, or 46.7%, of the 8,561,000 issued and outstanding shares of Common Stock of the registrant, then Gibbs Construction, Inc., from Thacker Asset Management, LLC (TAM) and its associates.  In addition Mr. Sample paid expenses totaling $138,862, such expenses including the costs associated with completing the bankruptcy proceedings and costs such as arranging for the Company’s SEC filings to be brought current, after which the registrant agreed to effect a one for eight reverse stock split, to issue to Mr. Sample an additional 8,117,500 shares of Common Stock and 500,000 shares of Preferred stock.  For the assistance of Harry K. Myers, a principal of Baker #1, Ltd., the entity owning TAM, the registrant agreed to issue to him 25,000 shares of Preferred stock and 450,000 shares of Common Stock.

To fulfill its obligations under this agreement, the registrant’s board of directors recommended that its stockholders amend its corporate charter to effect a one for eight reverse stock split, to increase the number of authorized shares of Common Stock to 150,000,000 and to create and establish a series of Preferred stock.  The distinguishing feature of the Preferred stock was that each share had 50 votes, but if Mr. Sample or the other recipient transferred the shares to any other entity other than for estate planning purposes, the shares automatically converted on a share for share basis to Common Stock and, in any event, would automatically convert to Common Stock upon the death of either recipient.

Item 13.  Certain Relationships and Related Transactions

With respect to certain transactions regarding the restructuring of the Company’s corporate charter and transactions with Mr. Sample, see Item 12. – Change of Control.

In 2006 the board of directors named Gwendolyn Sample as the Company’s assistant secretary and on February 1, 2007, granted her an option to acquire 5,000 shares of Common stock for $0.01 per share.  On November 6, 2009, the Company granted her options to purchase 20,000 shares for $0.10 per share.  Ms. Sample is the spouse of Steven L. Sample.  In addition, the board of directors paid L. Palmer Sample, an IT and MIS expert, 10,000 shares of restricted Common Stock for work performed in installing and maintaining the company’s computer network system as well as creating, hosting, and maintaining the Company’s e-mail system and Internet web site.  On November 2, 2007, he was awarded 10,000 options to purchase Common Stock for $0.80 per share, and on November 6, 2009, was granted options to purchase 5,000 shares of Common Stock for $0.10 per share.  Palmer is the son of Steven L. Sample.  Mr. Sample’s spouse and his son disclaim any beneficial ownership by Mr. Sample of any shares or options they own, and they disclaim any beneficial ownership of any shares or warrants he owns.

At December 31, 2009, the Company owed Mr. Sample accrued compensation from 2008.  The balance of this accrued compensation as of December 31, 2008, was $150,000, which was the highest amount accrued during the year, and $81,250 remained unpaid as of December 31, 2009.

The seller of the Chattanooga Auction has arranged for a $2,000,000 line of credit for the Company's use. That line of credit is available to the Company for general corporate purposes and to cover some instances in which payments to dealers selling vehicles through the auction are advanced prior to collecting payments from buyers of those vehicles, and is secured by the assets of the Chattanooga Auction and guaranteed by the parent Company. That line of credit is also personally guaranteed by the Company's CEO, Mr. Sample.

The Company provides automobiles for the use of Mr. Bynum, Mr. Sample, and selected management and sales employees at the auction level.

Director Independence

We believe that, in accordance with the Company Guide of the American Stock Exchange, that Messrs Gibbs, Hunter, Hewitt and Lawrence are independent directors, these four individuals being a majority of our Board of Directors. We do not have a separate Nominating Committee, the Board of Directors acting as the Nominating Committee with Messrs Sample, Bynum and Moorby not being independent according to referenced standard, Messrs Sample, Bynum, and Moorby being a minority of the Board of Directors.  Our Audit Committee is composed of Messrs Gibbs, Bynum, and Hewitt, Mr. Bynum not being independent according to the American Stock Exchange Guide, a guide that permits smaller reporting companies, as we are, to have an Audit Committee containing one director that is not independent.

Item 14.  Principle Accountant Fees and Services

The following is a summary of the aggregate fees billed to us for fiscal 2009 by Killman, Murrell & Company, P.C.:

Audit Fees

Fees for audit services totaled approximately $52,880 in 2009, including fees for professional services for the audit of our annual financial statements and for the reviews of the financial statements included in each of our quarterly reports on Form 10-Q or Form 8-K.

Item 15.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) Financial Statements

The following financial statements are included herewith:

(b) Reports on Form 8-K

(c) Exhibits

31.1	Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
32.1	Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

Killman, Murrell & Company P.C.
Certified Public Accountants

3300 N. A Street, Bldg. 4, Suite 200	1931 E. 37th Street, Suite 7	2626 Royal Circle
Midland, Texas 79705	Odessa, Texas 79762	Kingwood, Texas 77339
(432) 686-9381	(432) 363-0067	(281) 359-7224
Fax (432) 684-6722	Fax (432) 363-0376	Fax (281) 359-7112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Acacia Automotive, Inc.
Ocala, Florida

We have audited the accompanying consolidated balance sheets of Acacia Automotive, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acacia Automotive, Inc. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 13 to the consolidated financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 13.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Killman, Murrell & Company, P.C.

Odessa, Texas
May 27, 2010

ACACIA AUTOMOTIVE, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
CURRENT ASSETS
Cash	$21,035	$5,586
Certificate of deposit (restricted)	150,041	157,255
Accounts receivable	315,822	236,524
Deposits and prepaid expenses	41,146	3,481
Total Current Assets	528,044	402,846
EQUIPMENT AND VEHICLES, net of accumulated depreciation
of $92,005 and $52,103 in 2009 and 2008, respectively	305,487	172,346

OTHER ASSETS
Goodwill	427,929	427,929
Customer list and non-compete agreement, net of accumulated amortization
of $359,884 and $255,850 in 2009 and 2008, respectively	281,250	385,284
Total Other Assets	709,179	813,213
TOTAL ASSETS	$1,542,710	$1,388,405

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$92,186	$42,893
Accounts payable	371,611	277,561
Accrued liabilities	378,476	404,374
Line of Credit	265,000	275,000
Capital lease obligations, current portion	31,362	14,619
Total Current Liabilities	1,138,635	1,014,447
NONCURRENT LIABILTIES
Revolving Loan	92,024	-
Capital lease obligations, less current portion	47,320	16,900
TOTAL LIABILITIES	1,277,979	1,031,347

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value,
1,475,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized;
12,082,524 and 12,062,524 shares issues and outstanding, respectively	12,082	12,062
Additional paid-in capital	11,277,668	11,095,181
Retained deficit	(11,025,019)	(10,750,185)
TOTAL STOCKHOLDERS' EQUITY	264,731	357,058
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,542,710	$1,388,405

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
REVENUES
Buyers fees	$606,534	$447,751
Sellers fees	533,039	535,858
Other revenue	271,852	15,363
Total Revenues	1,411,425	998,972
OPERATING EXPENSES
Cost of fees earned	196,534	85,950
Employee compensation	671,215	848,556
General and administrative	651,574	701,118
Depreciation and amortization	154,298	219,829
Total Operating Expenses	1,673,621	1,855,453
Operating loss before other income (expense) and income taxes	(262,196)	(856,481)

OTHER INCOME (EXPENSE)
Interest income	1,817	5,595
Other income	10,261	-
Interest expense	(22,078)	(20,378)
Loss on sale of assets	(2,638)	(39,233)
Total Other Income (Expense)	(12,638)	(54,016)
INCOME TAX	-	-
NET LOSS	$(274,834)	$(910,497)
BASIC AND DILUTED LOSS PER SHARE
Loss per share	$(0.02)	$(0.08)
Weighted average shares outstanding	12,063,017	12,017,524

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock		Additional Paid-in	Retained
	Shares	Par Value	Capital	Deficit	Total
Balance December 31, 2007	11,997,524	$11,997	$10,918,722	$(9,839,688)	$1,091,031

Sale of common stock	65,000	65	129,935	-	130,000
Stock options issued for services	-	-	46,524	-	46,524

Net Loss	-	-	-	(910,497)	(910,497)

Balance December 31, 2008	12,062,524	12,062	11,095,181	(10,750,185)	357,058

Stock issued for services	20,000	20	2,780		2,800
Acquisition of Chattanooga			115,000		115,000
Stock options issued for services			64,707		64,707

Net Loss				(274,834)	(274,834)

Balance December 31, 2009	12,082,524	$12,082	$11,277,668	$(11,025,019)	$264,731

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Cash flows from operating activities
Net loss	$(274,834)	$(910,497)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	154,298	219,829
Common stock issued for services	2,800	-
Stock options issued for services	64,707	46,524
Loss on disposal of assets	2,638	39,233
Changes in operating assets and liabilities
Certificate of deposit (restricted)	7,214	(3,894)
Accounts receivable	(79,298)	(26,100)
Deposits and prepaid expenses	(37,665)	30,081
Accounts payable	94,050	52,633
Accrued liabilities	(25,898)	317,136
Net cash used in operating activities	(91,988)	(235,055)
Cash flows from investing activities
Proceeds from sale of assets	24,182	1,401
Purchase of equipment and vehicles	(24,366)	(59,099)
Net cash used in investing activities	(184)	(57,698)
Cash flows from financing activities
Cash overdrafts	49,293	42,893
Borrowings line of credit and revolver	82,024	135,100
Capital lease payments	(23,696)	(12,266)
Sale of common stock	-	130,000
Shareholder payables	-	(47,104)
Net cash provided by financing activities	107,621	248,623
Net increase (decrease) in cash and cash equivalents	15,449	(44,130)
Cash, beginning of year	5,586	49,716
Cash, end of year	$21,035	$5,586

Supplemental Disclosure of Cash Flow Information
Cash paid during period for:
Interest	$22,078	$20,378
Income tax	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 - THE COMPANY

Acacia Automotive, Inc. (“Acacia” or the “Company”) is engaged in acquiring and operating auctions that sell automobiles, trucks, equipment, boats, motor homes, RVs, and other related vehicles.  Currently, Acacia owns one auction in North Augusta, South Carolina, and one auction in Chattanooga, Tennessee.

Acacia was formerly named Gibbs Construction, Inc. (“Gibbs”).  “Gibbs” was a full service, national commercial construction company located in Garland, Texas.  During 1999, Gibbs experienced significant losses associated with certain construction projects, including the filing for bankruptcy by its largest client. Gibbs' construction projects were bonded by its primary bonding surety, and these difficulties resulted in the loss of the bonds necessary for their continuance as a going and functioning concern. These events led to Gibbs inability to satisfy its debts in the ordinary course of business and on April 20, 2000, Gibbs filed a Petition pursuant to Chapter 11 of the United States Bankruptcy Code.

All Gibbs' operating activities ceased in 2002.  On June 26, 2006, the bankruptcy trustee requested and received an Order for Final Decree.  On July 25, 2006, the Board of Directors of the Company met and approved the following actions:

●	Changed the Company’s name to Acacia Automotive, Inc.

●	Authorized 2,000,000 shares of $0.001 par value Preferred stock and authorized the Board of Directors to:

a.)	set the number of shares constituting each series of Preferred stock

b.)	establish voting rights, powers, preferences and conversion rights

●	Increased the authorized number of Common shares to 150,000,000 and decreased the par value to $0.001.

●	Authorized a one-for-eight reverse stock split of the Company’s Common stock.

●	Designated 525,000 shares of Preferred stock as Series A Preferred Stock, with the following rights:

a.)	Dividends can be paid when declared by the Board of Directors but must be also simultaneously declared on the Common stock.

b.)	Series A Preferred Stock may not be redeemed.

c.)	Each share of Series A Preferred Stock is convertible into one share of Common stock at the option of the holders.

d.)	The holders of Series A Preferred Shares are certified to 50 votes on all matters to be voted on by the shareholders of the Company for each share of Series A Preferred Stock held.

●	Authorized the issuance of common stock and Series A Preferred Stock for services rendered and payments of organization expenses on behalf of the Company:

a.)	8,567,500 shares of Common stock

b.)	525,000 shares of Series A Preferred Stock

c.)	Aggregated issuance fair value was $150,262

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 - THE COMPANY - (Continued)

Certain of the actions approved by the Board of Directors on July 25, 2006, required the approval of the shareholders of the Company, which was gained in a Special Meeting of Shareholders on February 1, 2007, and are reflected in the accompanying financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The Company has elected to prepare its financial statements in accordance with generally accepted accounting principles in the United States (GAAP) with December 31, as its year-end.  The consolidated financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

CONSOLIDATION - The Company owns 100% of the voting stock of Acacia Augusta Vehicle Auction, Inc. and Acacia Chattanooga Vehicle Auction, Inc. The consolidated financial statements include the accounts of the Company and both its vehicle auctions.  All significant intercompany accounts and transactions are eliminated in consolidation.

USE OF ESTIMATES - Preparing the Company’s financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions about current, and for some estimates, future economic and market conditions that affect the reported amounts of assets and liabilities about current, and for some estimates, future economic and market conditions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS - The Company considers all short-term investments purchased with a maturity of three months or less to be cash equivalents.

CERTIFICATE OF DEPOSIT (RESTRICTED) – The Company holds a certificate of deposit maturing July 26, 2010, that is pledged as a partial compensating balance for the line of credit of Augusta Auto Auction.  The certificate renewed October 26, 2009, for nine months.

ACCOUNTS RECEIVABLE - Trade receivables include the unremitted purchase price of vehicles purchased by third parties at the auctions, fees to be collected from those buyers and amounts for services provided by the Company related to certain consigned vehicles in our possession. These amounts due with respect to the consigned vehicles are generally deducted in settlement from the sales proceeds upon the eventual auction or other disposition of the related vehicles. Due to the nature of the Company's business, substantially all trade and finance receivables are due from vehicle dealers, salvage buyers and sellers, institutional, commercial and fleet sellers, governmental agencies, and insurance companies. The Company has possession of vehicles or vehicle titles collateralizing a significant portion of the trade and finance receivables.  The Company’s receivables are recorded when billed, advanced, or accrued and represent claims against third parties that will be settled in cash.  The carrying value of the Company’s receivables, net of allowance for doubtful accounts, represents their estimated net realizable value.  The Company estimates its allowance for doubtful accounts based on historical collection trends, the age of the outstanding receivables and existing economic conditions. The allowances for doubtful accounts and credit losses are based on management’s evaluation of the receivables portfolio under current conditions, the volume of the portfolio, overall portfolio credit quality, review of specific collection issues and such other factors which in management’s judgment deserve recognition in estimating losses. At December 31, 2009 and 2008, there was no allowance for doubtful accounts required based on management's estimates. For the years ended December 31, 2009 and 2008, the Company recognized uncollectable accounts receivable losses of $25,685 and $27,370, respectively.

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

EQUIPMENT AND VEHICLES – Equipment and vehicles are stated at cost less accumulated depreciation.  Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives, which are generally three to fifteen years.  Depreciation expense for the years ended December 31, 2009 and 2008 totaled $50,264 and $49,262, respectively.

CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company maintains cash balances at financial institutions, which at times exceed federally insured amounts. The Company has not experienced any material losses in such accounts.

The carrying amounts of cash and cash equivalents, accounts receivable, deposits, prepaid expenses, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. Accounts payable include amounts due sellers from the proceeds of the sale of their consigned vehicles less any fees, to other vendors, and any outstanding checks to sellers and vendors.

FAIR VALUE ESTIMATES – In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”.  The objective of SFAS 157 (ASC 820) is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 (ASC 820) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 (ASC 820) applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

The Company measures it options and warrants at fair value in accordance with SFAS 157 (ASC 820). SFAS 157 (ASC 820) specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. These two types of inputs have created the following fair value hierarchy:

●	Level 1 – Quoted prices for identical instruments in active markets;
●
Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

●	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

FAIR VALUE ESTIMATES - (Continued)

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the options at December 31, 2009 and 2008, was as follows:

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Year Ended December 31, 2009
Stock Issued for Services	$-	$2,800	$-	$2,800
Purchase of Chattanooga Auto Auction	$-	$-	$120,000	$120,000
2009 Stock Options	$-	$64,707	$-	$64,707
Year Ended December 31, 2008
2008 Stock Options	$-	$46,524	$-	$46,524

Options were valued using the Black-Scholes model.

RECLASSIFICATIONS – Certain reclassifications have been made to previously reported amounts, so that the prior year’s presentation is comparative with the current year’s presentation.

COMPENSATED ABSENCES - The Company has not accrued a liability in accordance with FAS 43 (ASC 710), as the amount of the liability cannot be reasonably estimated at December 31, 2009.

EARNINGS (LOSS) PER SHARE - Basic earnings  (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding during the year. Diluted earnings (loss) per share represents net income divided by the sum of the weighted average common shares outstanding plus potential dilutive instruments such as stock options.  Diluted loss per share is equal to the basic loss per share for the years ended December 31, 2009 and 2008 because common stock equivalents consisting of stock warrants of 1,206,250 (for 2009 and 2008) and stock options of 590,000 (395,000 for 2008) that were outstanding at December 31, 2009 and 2008 were anti-dilutive.

REVENUE RECOGNITION – Revenues and the related costs are recognized when the services are performed. Auction fees from sellers and buyers are recognized upon the sale of the vehicle through the auction process. Most of the vehicles that are sold at auction are consigned to the Company by the seller and held at the Company's facilities. The Company does not take title to these consigned vehicles and recognizes revenue when a service is performed as requested by the owner of the vehicle. The Company does not record the gross selling price of the consigned vehicles sold at auction as revenue. Instead, the Company records only its auction fees as revenue because it does not take title to the consigned vehicles, has no influence on the vehicle auction selling price agreed to by the seller and buyer at the auction and the fees that the Company receives for its services are generally based on fixed amounts according to locally-published rate schedules. Revenues from reconditioning, logistics, vehicle inspection and certification, titling, and salvage recovery services are generally recognized when the services are performed.

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

INCOME TAXES - The Company files federal, state and foreign income tax returns in accordance with the applicable rules of each jurisdiction. We account for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes. The provision for income taxes includes federal, state and local income taxes currently payable, as well as deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable amounts in years in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.  In accordance with ASC 740, we recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company currently has substantial net operating loss carryforwards.  The Company has recorded a valuation allowance equal to the net deferred tax assets due to the uncertainty of the ultimate realization of the deferred tax assets.

ADVERTISING COSTS - Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2009 and 2008 amounted to $60,397 and $23,446, respectively.

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

The Company stores a significant number of automobiles, trucks, boats and recreational vehicles owned by various customers and consigned to the Company to be auctioned.  The Company is contingently liable for each consigned units until the eventual sale or other disposition; however, the Company is generally not liable for damage related to severe weather conditions, natural disasters or other factors outside of the Company’s control.  Loss is possible; however, at this time management cannot estimate a range of loss that could occur.  Individual stop loss and aggregate insurance coverage is maintained on the consigned units.  These vehicles are consigned to the Company and are not included in the consolidated balance sheets.

In the normal course of business, the Company also enters into various other guarantees and indemnities in its relationships with suppliers, service providers, customers and others.  These guarantees and indemnifications do not materially impact the Company’s financial condition or results of operations, but indemnifications associated with the Company’s actions generally have no dollar limitations and currently cannot be quantified.

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

STOCK BASED COMPENSATION - The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS No. 123(R)") to account for stock-based compensation under ASC 718 and ASC 605, Compensation-Stock Compensation. The Codification requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date. An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense in 2009 and 2008.  ASC 718 requires cash flows resulting from tax deductions from the exercise of stock options in excess of recognized compensation cost (excess tax benefits) to be classified as financing cash flows. This requirement had no impact on our consolidated statement of cash flows in 2009 and 2008, as no options were exercised. During the years ended December 31, 2009 and 2008, respectively, the Company issued no stock awards to employees.

On December 31, 2008, the Company issued stock options to purchase 240,000 shares of the Company’s common stock for $.50, with a life of ten (10) years in connection with the Board of Directors authorization. The aggregate value of these stock options was $112,763. These options generally vest over a five-year period.

On November 6, 2009, the Company issued stock options to purchase 195,000 shares of the Company’s common stock for $.10, with a life of ten (10) years in connection with the Board of Directors authorization. The aggregate value of these stock options was $17,550. These options can be exercised upon the discretion of the option holder. Black-Sholes model assumptions were:

	2009	2008
Estimated fair value	$0.09	$0.47
Expected life (years)	5.0	5.0
Risk free interest rate	2.19%	1.52%
Volatility	148%	133%
Dividend yield	-	-

Risk-free interest rate – This is the yield on U.S. Treasury Securities posted at the date of grant (or date of modification) having a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected life—years – This is the period of time over which the options granted are expected to remain outstanding. Options granted by the Company had a maximum term of ten years. An increase in the expected life will increase compensation expense.

Expected volatility – Actual changes in the market value of stock are used to calculate the volatility assumption.  An increase in the expected volatility will increase compensation expense.

Dividend yield – This is the annual rate of dividends per share over the exercise price of the option. An increase in the dividend yield will decrease compensation expense.  The Company does not currently pay dividends and has no immediate plans to do so in the near future.

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

STOCK BASED COMPENSATION - (Continued)

The fair values of options issued are being amortized over the respective vesting periods (primarily five years).  The amortized cost recognized for the years ended December 31, 2009 and 2008 were $64,707 and $46,524, respectively.  Future amortization of the fair value of options is as follows:

Year	Amount
2010	$66,241
2011	66,241
2012	50,691
2013	21,782
2014	2,664
$207,619

Stock Options

	2009		2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	395,000	$0.51	155,000	$0.58
Granted	195,000	0.10	240,000	0.50
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
Outstanding at end of year	590,000	0.39	395,000	0.51
Exercisable	55,000	$0.59	45,000	$0.70

Warrants

The exercisable outstanding stock purchase warrants for the years ended December 31, 2009 and 2008 were 1,206,250 with a weighted average exercise price of $0.96.

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL - Goodwill represents the excess of cost over fair value of identifiable net assets of businesses acquired. Goodwill is tested for impairment annually in the second quarter, or more frequently as impairment indicators arise. The goodwill impairment test is a two-step test. Under the first step, the fair value of each reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.  These events may include changes in the manner in which we intend to use an asset or a decision to sell an asset.  The Company’s management believes that no impairment is deemed necessary at December 31, 2009.

RECENT ACCOUNTING STANDARDS - In December 2009, the FASB issued new guidance (Accounting Standards Update 2009-16) on the accounting for transfers of financial assets. The new guidance which is now a part of ASC 860, Transfers and Servicing, eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. The new guidance is effective on a prospective basis for annual periods beginning after November 15, 2009.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.  This release established the FASB Accounting Standards Codification (“ASC” or “Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed our references to GAAP accounting standards but did not have a material impact on the consolidated financial statements.

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

RECENT ACCOUNTING STANDARDS - (Continued)

In December 2007, the FASB issued revised guidance for the accounting for business combinations. The revised guidance, which is now a part of ASC 805, Business Combinations, establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date and requires the expensing of acquisition-related costs as incurred. In addition, in relation to previous acquisitions, the provisions of ASC 805 require any release of existing income tax valuation allowances or recognition of previously unrecognized tax benefits initially established through purchase accounting to be included in earnings rather than as an adjustment to goodwill. This revised guidance was effective for annual reporting periods beginning after December 15, 2008. The adoption of the guidance on January 1, 2009 did not have a material impact on the consolidated financial statements. However, depending on the extent and size of future acquisitions, if any, the revised guidance may have material effects.

The FASB updated its guidance under ASC 805, “Business Combinations,” in April 2009, which addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for business combinations occurring on or after the beginning of the first annual period on or after December 15, 2008.

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. The new guidance, which is now a part of ASC 815, Derivatives and Hedging, requires enhanced disclosures for derivative instruments, including those used in hedging activities. These enhanced disclosures include information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The provisions of the new guidance were effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of the new guidance on January 1, 2009 did not have a material impact on the consolidated financial statements.

In June 2008, the FASB updated its guidance under ASC 260, “Earnings Per Share.” This guidance clarified that all unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities and provides guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. This guidance was effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance on January 1, 2009. The adoption did not have a material impact on the Company’s earnings per share calculations.

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

RECENT ACCOUNTING STANDARDS - (Continued)

In April 2009, the FASB updated its guidance under ASC 820, “Fair Value Measurements and Disclosures,” related to estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have any impact on the Company’s results of operations.

Also in April 2009, the FASB updated its guidance under ASC 825, “Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. The guidance was effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.

In May 2009, the FASB issued new guidance on subsequent events. The new guidance, which is now a part of ASC 855, Subsequent Events, requires the disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. The provisions of the new guidance were effective for interim and annual periods ending after June 15, 2009. The adoption of the new guidance on June 30, 2009 did not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued guidance under ASC 105, “Generally Accepted Accounting Principles.” This guidance established a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. The Codification is the sole source for authoritative U.S. GAAP and supersedes all accounting standards in U.S. GAAP, except for those issued by the SEC. The guidance was effective for financial statements issued for reporting periods ending after September 15, 2009. The adoption had no impact on the Company’s financial position, cash flows or results of operations.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value,” related to fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value using one or more valuation techniques. This guidance is effective for the first reporting period beginning after issuance.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer (“CEO”) and majority stockholder provided monies to pay substantially all operating expenses when business activities resumed in July 2006, and substantial other amounts thereafter.  In 2008, the Company repaid the final $47,104 borrowed from the CEO in 2006 and 2007.

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 3 - RELATED PARTY TRANSACTIONS - (Continued)

The Company grants 10,000 Common Share Purchase Options to each of its outside directors upon their appointment in accordance to the Stock Incentive Plan for 2007. Additionally, 15,000 Common Share Purchase Options are granted to each eligible director for each year of elected annual service to the Company.

In 2009, options to purchase 105,000 shares of common stock were issued to eligible non-employee directors.  Additionally, 80,000 options were issued to employees and another 10,000 were issued for services to non-employees, with an aggregate value of $17,550.  In 2008, options to purchase 90,000 shares of common stock were issued to eligible directors and 135,000 options were issued to employees for services, and in addition 15,000 to a non-employee for services, with an aggregate value of $112,763.

NOTE 4 - EQUIPMENT AND VEHICLES

Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method at rates intended to depreciate the costs of assets over their estimated useful lives. Upon retirement or sale of property and equipment, the cost of the disposed assets and related accumulated depreciation is removed from the accounts and any resulting gain or loss is credited or charged to selling, general and administrative expenses. Expenditures for normal repairs and maintenance are charged to expense as incurred.

Additions and expenditures for improving or rebuilding existing assets that extend the useful life are capitalized. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the shorter of their economic lives or the lease term including any renewals that are reasonably assured.

Property and equipment consisted of the following at December 31, 2009 and 2008:

	2009	2008
Leasehold improvements	$43,351	$43,351
Vehicles	127,658	45,360
Computer equipment	64,143	43,785
Furniture & fixtures	28,542	3,154
Other equipment & software	133,798	88,799
	397,492	224,449
Less accumulated depreciation	(92,005)	(52,103)
	$305,487	$172,346

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 4 - EQUIPMENT AND VEHICLES - (Continued)

Equipment and vehicles acquired by capitalized leases and included in the above summary are set forth as follows at December 31, 2009 and 2008:

	2009	2008
Cost	$112,576	$43,785
Accumulated Depreciation	(30,979)	(16,195)
	$81,597	$27,590

NOTE 5 - INCOME TAXES

As of December 31, 2009 and 2008 the Company had net operating loss carryforwards of approximately $11,837,000 and $11,650,000 respectively, which will expire beginning in 2017.  A valuation allowance has been provided for the deferred tax asset as it is uncertain whether the Company will have future taxable income. A reconciliation of the benefit for income taxes with amounts determined by applying the statutory federal income rate of (34%) to the loss before income taxes is as follows:

	2009	2008
Net Operating Loss	$(274,834)	$(910,497)
Benefit for income taxes computed using the statutory rate of 34%	93,444	309,569
Non-deductible expense	(25,424)	(19,908)
Change in valuation allowance	(68,020)	(289,661)
Provision for income taxes	$-	$-

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 5 - INCOME TAXES - (Continued)

Significant components of the Company's deferred tax liabilities and assets at December 31, 2009 and 2008 are as follows:

	2009	2008
Tax operating loss carryforwards	$4,027,777	$3,961,070
Intangible assets	86,030	65,190
Total deferred tax assets	4,113,807	4,026,260
Deferred tax liabilities
Goodwill	(24,250)	(14,550)
Depreciation	(24,537)	(14,710)
Net deferred tax assets	4,065,020	3,997,000
Valuation allowance	(4,065,020)	(3,997,000)
	$-	$-

NOTE 6 - STOCKHOLDERS’ EQUITY

In 2007 the Company issued 1,500,000 warrants to an officer and a related party, of which 500,000 were exercisable immediately with an exercise price of $1.00, and the remaining 1,000,000 warrants were exercisable upon the attainment of specific performance levels by the Company.  As of January 1, 2010, the specific performance levels were not considered to have been achieved, therefore none of the 1,000,000 performance warrants vested and are considered to have expired.

Common Stock

On December 23, 2009, 20,000 shares of Common stock were issued to two affiliates of Chattanooga Auto Auction Limited Liability Company, the entity from which the Company acquired the assets of the Chattanooga Auction.  The stock was valued at $2,800 based upon the historic weighted average price per share for the most recent equivalent trading volume.

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 7 – CUSTOMER LIST AND NON-COMPETE AGREEMENT

In connection with the July 10, 2007 acquisition of the Augusta Auto Auction, the Company recognized as intangible asset $266,134 non-compete agreement and $375,000 customer list.  The non-compete agreement was amortized over a twenty-four month period and the customer list is being amortized over ten years.  The aggregate amortization for the years ended December 31, 2009 and 2008 was $104,034 and $170,567, respectively.  At December 31, 2009 the balance sheet assets reflects the following:

	Non-Compete	Customer List	Total
Asset Cost	$266,134	$375,000	$641,134

Accumulated Amortization	$(266,134)	$(93,750)	$(359,884)
	$-	$281,250	$281,250

Future estimated amortization expense at the Augusta operation is:

2010	37,500
2011	37,500
2012	37,500
2013	37,500
2014	37,500
Thereafter	93,750
$281,250

NOTE 8 - ASSET ACQUISITION

On December 26, 2009, Acacia Automotive, Inc. (“Buyer”) purchased certain assets and liabilities of Chattanooga Auto Auction Limited Liability Company (“Seller”) for a cash payment of $5,000 in order to further expand the Company's operations in the automotive auction industry.  Acacia Chattanooga Vehicle Auction, Inc., a subsidiary of Acacia Automotive, Inc., operates this auto auction from a leased facility located in Chattanooga, Tennessee.  The results of operations for the Chattanooga Vehicle Auction, Inc. business are included in these consolidated financial statements from the date of the purchase.

The following table summarizes the amounts assigned to assets acquired and the liabilities assumed at the date of acquisition of the Chattanooga Auction:

Fair value of equipment	$120,000

Cash paid	(5,000)
Paid-in capital	$115,000

The Company did not acquire any goodwill or other intangible assets in the purchase.

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 9 – NOTES PAYABLE AND LINES OF CREDIT

The Company entered into a loan agreement with Wachovia Bank, NA to provide a credit facility for up to $300,000.  As of December 31, 2009 and 2008, the balance owed the bank was $265,000 and $275,000, respectively. The loan interest rate is bank prime plus 1.5% per annum. The LOC is partially collateralized by a certificate of deposit that matured October 26, 2009, automatically renewing for nine months.  The restated certificate of deposit amounted to $150,041 and $157,255 on December 31, 2009 and 2008, respectively. The loan matures on November 30, 2010.

On December 26, 2009, the Company's Chattanooga Auto Auction entered into a revolving loan agreement with an independent party to provide a credit facility for up to $2,000,000.  The loan interest rate is the greater of 6% per annum or Wall Street Journal Libor plus 500 basis points. As of December 31, 2009, $92,024 was owed on that loan.  The loan is guaranteed by the Company and is personally guaranteed by its CEO, and is collateralized by the stock of Acacia Chattanooga Vehicle Auction, Inc. The maturity date of this loan is December 28, 2012.

NOTE 10 - NON-CASH INVESTING AND FINANCING ACTIVITIES

As of December 31, 2009 and 2008, the Company had the following non-cash investing and financing activities:

	2009	2008
Common stock	$20	$-
Additional paid-in capital	2,780	-
Accounts payable	(2,800)	25,000
Equipment	(57,150)	-
Vehicles	(57,850)	-
Additional paid-in-capital	115,000	-
Leased equipment	(70,859)	(31,519)
Capital lease obligations	70,859	31,519
Software	-	(25,000)
	$-	$-

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 11 – OPERATING LEASES

The Company leases its auction facility on a month-to-month basis for its Augusta Auto Auction.  That rent is $2,975 per month. Augusta Auto Auction also rents an indoor storage facility and additional parking across the street from the auction at the rate of $1,283 per month. Rent expense at the Augusta Auction operation amounted to $53,383 and $33,345 for the years ended December 31, 2009 and 2008, respectively.

The Company leases its Chattanooga Auto Auction facility on a long-term lease paid monthly. The Company guarantees payment of rent for its Chattanooga Auction subsidiary. The Company has an option to purchase the property and improvements thereon through December 31, 2012, for an amount equal to the greater of: (i) five million dollars ($5,000,000), or (ii) the appraised value of the leased premises as an auto auction facility as established by a current commercial appraisal reasonably suitable to both parties at the time the Company exercises such purchase option. The future lease payments are summarized as follows:

2010	$252,000
2011	300,000
2012	300,000
2013	360,000
2014	360,000
Thereafter	2,340,000
Total	$3,912,000

NOTE 12 – CAPITAL LEASES

The following are capital leases outstanding as of December 31, 2009:

VAR Resources, Inc. – monthly payments of $269, including interest of 13.63% secured by computer equipment, matures August 31, 2013	$12,127

IBM Credit, Inc. – Monthly payments of $ 84, including interest at 15.24% secured by computer equipment, matures January 31, 2012	2,106

Marple Fleet Leasing – Monthly payments of $1,420, including interest of 10.21%, secured by four vehicles each with a residual value of $ 2925, matures October 1, 2012	59,980

IBM Credit, LLC – Monthly payments of $164, including interest at 8.01% secured by computer equipment, matures December 31, 2010	1,967

CIT Technology Financing Services, Inc – Monthly payments of $436, including interest at 19.09% secured by computer equipment, matures November 30, 2010	5,097

CIT Technology Financing Services, Inc – Monthly payments of $716, including interest at 19.99% secured by computer equipment, matures November 14, 2010	8,593

VAR Resources, Inc – Monthly payments of $591, including interest at 22.72% secured by computer equipment, matures October 31, 2010	2,953

Total payments under capital lease	92,823
Less amounts applicable to interest	(14,141)
78,682
Less current portion	(31,362)
$47,320

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 12 – CAPITAL LEASES - (Continued)

Future minimum lease payments under capital leases are:

2010	$41,584
2011	21,285
2012	27,798
2013	2,156
$92,823

NOTE 13 – GOING CONCERN

As of December 31, 2009, the Company has limited disposable cash and its revenues are not sufficient to and cannot be projected to cover operating expenses and expansion by the Company.  These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans include attempting to find additional operational auto auctions to buy and raising funds from the public through a stock offering. Management intends to make every effort to identify and develop sources of funds.  There is no assurance that Management’s plans will be successful.

NOTE 14 - SUBSEQUENT EVENTS

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events after the balance sheet date but before financial statements are issued or are available to be issued. The adoption in the fourth quarter of 2009 did not have any material impact on the Company's financial statements.  Accordingly, the Company evaluated subsequent events through May 27, 2010, the date the financial statements were issued, and determined that there are no other items to disclose.

NOTE 15 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2009 and 2008:

	2009	2008
Accrued payroll and benefits	$333,476	$394,846
Accrued expenses	45,000	9,528
	$378,476	$404,374

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acacia Automotive, Inc.

Date: May 27, 2010	By:	/s/ Steven L. Sample
Steven L. Sample
Chief Executive Officer and Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven L. Sample	Director	May 27, 2010
Steven L. Sample

/s/ David Bynum	Director	May 27, 2010
David Bynum

/s/ Tony Moorby	Director	May 27, 2010
Tony Moorby

/s/ Danny R. Gibbs	Director	May 27, 2010
Danny R. Gibbs

/s/ Dr. James C. Hunter	Director	May 27, 2010
Dr. James C. Hunter

/s/ V. Weldon Hewitt	Director	May 27, 2010
V. Weldon Hewitt

/s/ Frank Lawrence	Director	May 27, 2010