Form 10-Q
period 2010-03-31
ACACIA AUTOMOTIVE INC
filed 2010-07-23
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2010:  12,082,524.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA AUTOMOTIVE, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS CURRENT ASSETS	March 31, 2010	December 31, 2009
Cash	$8,971	$21,035
Certificate of Deposit (Restricted)	150,096	150,041
Accounts receivable	803,637	315,822
Shareholder receivable	36,500	-
Employee receivable	168	-
Deposits and prepaid expenses	59,810	41,146
Total Current Assets	1,059,182	528,044

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $111,701 and $92,005 in 2010 and 2009, respectively	328,000	305,487
OTHER ASSETS
Goodwill	427,929	427,929

Customer list and Non-Compete Agreement, net of amortization of $369,259 and $359,884 respectively	271,875	281,250
Total Other Assets	699,804	709,179
TOTAL ASSETS	$2,086,986	$1,542,710
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$331,029	$92,186
Accounts payable	629,476	371,611
Accrued liabilities	453,815	378,476
Line of credit	197,000	265,000
Capital lease obligations, current portion	25,368	31,362
Total Current Liabilities	1,636,688	1,138,635
NONCURRENT LIABILTIES
Revolving loan	225,370	92,024
Capital lease obligations, less current portion	59,382	47,320
TOTAL LIABILITIES	1,921,440	1,277,979
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized;
12,082,524 shares issued and outstanding.	12,082	12,082
Additional paid-in capital	11,294,228	11,277,668
Retained deficit	(11,140,764)	(11,025,019)
TOTAL STOCKHOLDERS' EQUITY	165,546	264,731

TOTAL STOCKHOLDERS' EQUITY AND LIABILITES	$2,086,986	$1,542,710

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009
REVENUES
Total Revenues	$978,144	$321,650
OPERATING EXPENSES
Cost of services (exclusive of depreciation and amortization)	136,228	81,351
General and administrative	920,900	217,265
Depreciation and amortization	29,455	54,176
Total operating expenses	1,086,583	352,792
Operating income (loss) before other income (expense) and income taxes	(108,439)	(31,142)
OTHER INCOME (EXPENSE)
Interest Income	206	444
Interest Expense	(4,895)	(5,985)
Loss on sale of assets	(2,617)	(761)
Total Other Income (Expense)	(7,306)	(6,302)
Income Tax	-	-
Net loss	$(115,745)	$(37,444)
BASIC AND DILUTED LOSS PER SHARE
Weighted average shares outstanding	12,063,017	12,017,524
Earnings (Loss) per share	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009
Cash flows from operating activities
Net loss	$(115,745)	$(37,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,455	54,176
Stock options and warrants issued for services	16,560	16,177
Loss on disposal of assets	2,617	761
Changes in operating assets and liabilities
Certificate of deposit (restricted)	(55)
Accounts receivable	(487,983)	149,420
Shareholder receivable	(36,500)	-
Deposits and prepaid expenses	(18,664)	1,681
Accounts payable	257,865	(94,764)
Accrued liabilities	75,339	33,732
Net cash flow provided (used in) operating activities	(277,111)	123,739
Cash flows provided (used) from investing activities	-
Interest withdrawal from CD	-	6,959
Proceeds from sale of assets	20,000	-
Purchase of property and equipment	(65,210)	(5,013)
Net cash provided (used) from investing activities	(45,210)	1,946
Cash flows provided (used) from financing activities		-
Cash overdrafts	238,843	-
Shareholder payables	-	1,511
Borrowings and repayments from/on line of credit and revolver	65,346	(89,000)
Capital lease borrowings/payments	6,068	(1,584)
Net cash provided (used) by financing activities	310,257	(89,073)
Net increase (decrease) in cash and cash equivalents	(12,064)	36,612
Cash at beginning of period	21,035	5,586
Cash at end of period	$8,971	$42,198

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

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

CONSOLIDATION – The Company owns 100% of the voting stock of Acacia Augusta Vehicle Auction, Inc.  The consolidated financial statements include the accounts of the Company and Acacia Augusta Vehicle Auction, Inc. dba / Augusta Auto Auction, Inc.   The Company also owns 100% of the voting stock of Acacia Chattanooga Vehicle Auction, Inc.  Following December 26, 2009, the Company’s consolidated financial statements include the accounts of the Company, Acacia Augusta Vehicle Auction, Inc., and Acacia Chattanooga Vehicle Auction, Inc.   All significant intercompany accounts and transactions are eliminated in consolidation.  (See Note 3 – Subsequent Events)

NOTE 2 – GOING CONCERN

As of December 31, 2009, the Company had limited disposable cash and its revenues were not sufficient to and cannot be projected to cover operating expenses and expansion by the Company.  These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans include attempting to find additional operational auto auctions to buy and raising funds from the public through a stock offering. Management intends to make every effort to identify and develop sources of funds.  There is no assurance that Management’s plans will be successful.

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

General

The Company believes that vehicle auctions have historically shown that units they sell do not generally decline substantially during recession. We believe this is attributable to, among other facts, that in a recession the overall demand for used vehicles does not decline as significantly, or at least declines less than new car production would indicate, because some consumers that would otherwise purchase new vehicles purchase used vehicles, acquiring vehicles traditional purchasers of used vehicles may otherwise forgo or delay.  For those reasons and more, we believe that the auto auction industry is more dependent upon the number of actual used vehicles in operation (VIO) in the U.S., rather than upon retail vehicle sales and manufacturing output. However, the recent recession proved to be quite severe, and resulted in a greater loss of units for sale or sold at most auto auctions than in recent recessionary periods, even though our auction operations have actually seen an increase in volumes in most instances.

During the first quarter, wholesale automotive markets improved throughout the entire U.S. as compared to previous year’s levels. While lower volumes of vehicles continue to be available to the wholesale markets as compared to pre-recessionary periods, the constrictions are not sufficient to preclude profitability, especially at auctions.  During previous periods of economic downturns and recession, the automotive auction industry has traditionally fared well compared to many other industries. This period has proved to be similar.

New vehicle sales in the first quarter of 2010 showed an increase of approximately 15% over the same period in 2009, shedding a positive light on industry improvement.  On October 21st Reuters reported U.S. auto sales are projected to rise nearly one-fifth to 11.8 million units in 2010, according to influential industry tracking firm CSM Worldwide, citing signs that the worst of the economic downturn had passed.  Sales of 11.8 million units would represent the first year-on-year increase in U.S. light vehicle sales since 2005.

Automotive News reported on April 9th that ADESA Auction Inc. figures show that the average used vehicle price in March was $10,549, a 7 percent increase over the year-earlier average price and a 4 percent boost over February.  The report also indicated Manheim's Used Vehicle Value Index rose to a record 119.9 last month, a 13 percent increase over March 2009. The index stood at 118.1 in February and 106.1 in March of last year.

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

Discussion Regarding the Company’s First and Second Acquired Operating Entities

With the acquisition of the Augusta Auto Auction on July 10, 2007, the Company commenced operations, ceased being a shell company, and conducted its first weekly auction on July 11th under Acacia’s management.  The Company’s only operations were those operations until the acquisition of its second automotive auction in late 2009.  With the acquisition of Chattanooga Auto Auction on December 26, 2009, the Company had two operating entities.  The Chattanooga action conducted its first weekly auction under our ownership on December 29th.

Operating Results of the Auctions

Three months ended March 31, 2010

Augusta Auto Auction

The Augusta auction incurred an operating profit of $169,072 on revenues of $412,562 for the three months ended March 31, 2010, before Intercompany Charges, compared to a profit of $62,952 on revenues of $321,000 in the same period of 2009.  Of that profit, $20,359 represented non-cash expenses for amortization and depreciation and $3,777 represented interest charges, compared to $53,073 in non-cash expenses for amortization and depreciation and $5,495 in interest charges during the first quarter of 2009, leaving the auction in a positive cash-flow posture for both periods.

The first quarter of 2010 saw a 39.8% increase in the number of vehicles sold and an increase of 28.9% in units offered at our Augusta Auto Auction operation versus the same period in the previous year.  We have consistently shown improvements before, during, and after the recessionary periods.

Augusta Auto Auction	2010
Units Offered vs. Q1 2009	+28.9%
Units Sold vs. Q1 2009	+39.8%
Conversion Rate Q1 2009	54.4%
Conversion Rate Q1 2010	59.0%
Change in Buy/Sell Fee Revenues vs. Q1 2009	+32.9%

Despite a very weak general economy and poor performance by auto manufacturers and retailers, our Augusta operations have shown 2009 and 2010 year-over-year Q1 increases in units sold of 18.2% and 39.8%, respectively, and increases in total revenues of 50.1% and 31.2%, respectively.

Chattanooga Auto Auction

The Chattanooga auction incurred a loss of $173,402 on revenues of $553,858 for the three months ended March 31, 2010.  The auction does not have comparative financial results to 2009 performance under prior ownership. None of the loss represented non-cash expenses for amortization, $6,232 represented depreciation, and $109 represented interest charges, leaving the auction in a negative cash-flow posture for the period.

The first quarter of 2010 saw a 15.7% increase in the number of vehicles sold and an increase of 17.5% in units offered at the Chattanooga Auto Auction operation versus the same period in the previous year.  We have consistently shown improvement during recessionary periods and a generally difficult economy.

Chattanooga Auto Auction*	2010
Units Offered vs. Q1 2009	+17.5%
Units Sold vs. Q1 2009	+15.7%
Conversion Rate Q1 2009	52.4%
Conversion Rate Q1 2010	51.6%

The Company has been engaged in extensive maintenance and repair of the facility and its infrastructure in restoring it to optimum condition and operating efficiency.  The Chattanooga facility is significantly larger than Augusta's, has a monthly rent of approximately $75,000 per quarter compared to approximately $13,000 in Augusta, and will require a similar effort as that devoted to Augusta to utilize the facility effectively and develop its potential. In the first quarter of 2010, we also incurred approximately $27,000 in expense for repairs and maintenance to the facility and equipment, the bulk of which expenses that will largely be considered as non-recurring after Q3 of this year. Additionally, the Company has been engaged in implementing new procedures and standards at that auction, including the expenditure of approximately $62,000 for marketing, advertising, and promotional activities to establish itself under new ownership, as well as the addition or replacement of certain personnel, all of which has required substantial additional time, attention, and expense.  While not yet profitable, the Chattanooga auction has displayed measurable growth under Acacia’s management versus previous periods since the Company assumed management control September 1, 2009, under a short term Management Agreement with the previous owners as the parties awaited the closing and transfer of assets at December 26, 2009.  The Company sees continued improvement toward profitability, anticipated to be as soon as 2011 or possibly later this year.

Discussion Regarding the Parent Company’s Operating Results

Three months ended March 31, 2010

We incurred a combined operating loss from or two operating entities of about $4,300, that loss excluding corporate overhead expenses including amounts charged the units as Management Fees, with the profit from our Augusta operations being offset by the loss from our Chattanooga operations.  Overall we lost $115,745 in the first quarter of 2010, compared to a loss of $37,444 in the first quarter of 2009, the Company incurring in 2010 non-cash charges of about $46,000 for depreciation expense and for ratable charges for previously issued options and warrants.

Frequently, when the Company holds an auction near the end of a quarter, our receivables and payables will be large compared to prior quarters or as a ratio of receivables or payables to revenues for that quarter and the other quarters.  Receivables and payables for a given auction are substantially liquidated within days of the auction process, but appear distorted when occurring close to the end of an accounting period. While this does not signal any lack of efficiency or operating shortcoming, it can nonetheless distort financial reporting for a short term in these regards,  (See Liquidity and Need for Additional Capital.)

We incur expenses at the corporate level in addition to those incurred at our operations at our auto auction operations in Augusta and Chattanooga. In the three month period ended March 31, 2010, compensation for our executives as shown under Employee Compensation was about $20,000 per month and our option and warrant expense, which is amortized, averaged about $5,500 per month.  For the same three-month period we incurred a loss of $115,745. Corporate G&A expenses accounted for approximately $113,545 in the first three months of 2010, and included a credit for legal and accounting fees of approximately $8,354 that resulted from reallocating certain expenses to the auction units, office rental costs of approximately $1,863, non-cash amortized warrant and option expenses of approximately $16,560, and other traditional expenses for travel, convention expenses, equipment lease/rental, postage and shipping, printing and office supplies, insurance, telephone, light heat power, etc.

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

The following tables represent the consolidated EBITDA results for the Company during the first quarter of 2010 and 2009:

	Quarter Ended
	March 31, 2010	March 31, 2009
Net income (loss)	$(115,745)	$(37,144)
Add back:
Income taxes	-	-
Interest expense, net of interest income	4,895	5,985
Depreciation and amortization	29,455	54,176

EBITDA	$(81,395)	$23,017

In addition to the non-cash depreciation and amortization expenses, we accrued for the issuance of stock options and warrants $16,560 in Q1 of 2010 and $16,177 in Q1 2009. Subtracting those amounts from the above table increases/decreases the totals to $(64,635) and $39,134 for 2010 and 2009 respectively.  Our failure to meet our cash needs from operations during Q1 of 2010 derives from our losses at the newly-acquired Chattanooga operation, although the majority of those losses are offset by profits the Augusta operation which, with our credit lines, more than funded itself in 2009 and continues to do so in 2010.

Liquidity and Need for Additional Capital

We look for our operations to provide the cash flow and cash return on our investment.  Presently, the cash flow from our Augusta operation is sufficient to support those operations in the current manner, although the Company will ultimately be forced to seek a larger operating facility for its auction operations there, since the auction cannot accommodate the desired growth at its present location.

Chattanooga Auto Auction, having only been recently acquired, has not yet been brought to profitability and is not operating on a cash flow positive basis.  As a result of the negative cash flow posture at Chattanooga, our current operations do not provide sufficient cash flow to cover fully our corporate activity on an ongoing basis, essentially our executive officers, administrative overhead, and overhead that includes the cost of lawyers and accountants required to be publicly held.

The Company’s liquidity in 2008 was provided through the closing of a private placement of common stock in the amount of $130,000 and from the Company's Augusta Auto Auction operations, while liquidity during most of 2009 was solely provided by the Augusta operations. Liquidity since December 26, 2009, has also been affected by the Company's operations at its Chattanooga Auto Auction, an operation that is not yet profitable.  Presently, the Company’s liquidity is provided by those two auction operations and supplemented by a $300,000 line of credit in Augusta with Wachovia Bank, N.A. and a $2,000,000 line of credit at Chattanooga from private funding sources.  While the Company presently has a certificate of deposit with the Wachovia Bank of just over $150,000, these lines of credit are used to cover some instances in which payments to dealers selling vehicles through the auctions exceeds collected payments for those vehicles.  The Company anticipates increasing the size of the available lines of credit as its sales volumes grow.  The bank and private funding source charge an interest rate on the line of credit equal to prime plus 1.5% on the outstanding daily balance, if any, and the greater of (i) the sum of the one month London interbank offered rate (Libor) as published in the Wall Street Journal (or such other publication or reference reasonably selected by the Lender if no longer published in the Wall Street Journal) plus 500 basis points, or (ii) 6.0% percent per annum, respectively.  The Augusta line of credit is secured by all of the Company’s deposits at the bank, and the Chattanooga line of credit is secured by the assets of the auction and guaranteed by the Company and its CEO. The company was cash flow positive as a consolidated entity in 2009, but was not yet cash flow positive in Q1 of 2010 as a result of the newly-acquired Chattanooga operations.

Frequently, when we hold an auction near the end of a quarter, our receivables and payables will be large compared to prior quarters or as a ratio of receivables or payables to revenues for that quarter and the other quarters.  Receivables and payables for a given auction are substantially liquidated within days of the auction process, but may appear distorted when occurring close to the end of an accounting period.

Financing of Planned Expansions and Other Expenditures

The Company plans to grow through acquisitions and anticipates that it will need to raise additional capital to do so, probably through a private placement offering of its Common stock.

Financial Reporting and New Technologies

As part of its commitment to improve our operating and reporting efficiencies, the Company engaged a certified public accountant and is currently seeking a Controller and/or Chief Financial Officer.

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

Changes in Internal Control over Financial Reporting

In the course of conducting our audit for the fiscal year 2009, our auditor, Killman, Murrell & Company, P.C. indicated that we have three material weaknesses: (i) Reconciliations and account analysis were not performed in a timely manner as the Company did not have fully trained financial accounting personnel, which resulted in adjusting journal entries; (ii) The sales and accounts receivable software is not integrated with the financial accounting software and accounting personnel did not perform routine reconciliations of data entered on the sales reporting system to appropriate control accounts in the general ledger system with reconciliations made in the aggregate without individual account scrutiny regardless of materiality; and (iii) Before the audit sign off date the Company suffered a system failure. Even though there was no apparent loss of data, there was a failure of operations personnel to perform systematic and recurring data backups on a routine basis.

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

PART II OTHER INFORMATION

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned.

Acacia Automotive, Inc.

Date: July 23, 2010	By:	/s/ Steven L. Sample
Steven L. Sample
Chief Executive Officer and
Principal Financial Officer