Form 10-Q/A
period 2009-09-30
Acacia Diversified Holdings, Inc.
filed 2012-10-19
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

(877) 513-6294
(Registrant's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ (Not required)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2009:  12,062,524

Explanatory Note

Overview of Amendment on this Form 10-Q/A

This first amendment on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q (the “Original Quarterly Report”) for the quarter ended September 30, 2009, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 16, 2009. We are filing this Amendment in response to a comment letter received from the SEC (the “Comment Letter”) in connection with its review of the Original Quarterly Report.

This Amended report is therefore being filed to supplement and amend information provided in the Quarterly Report on Form 10-Q for the three months and nine months ended September 30, 2009 and 2008 filed on November 16, 2009 by Acacia Diversified Holdings, Inc. f/k/a Acacia Automotive, Inc. in order to fully disclose information then-disclosed in its financial results and in its Management’s Discussion and Analysis of Financial Condition and Results of Operations. On July 26, 2012, the shareholders of the Company voted to change the name of the Company to Acacia Diversified Holdings, Inc.

We have determined that our previously reported financial results for the three months and nine months ended September 30, 2009 and 2008 were not reviewed by the Company’s auditors. However, by reason of unintentional oversight, the Company erroneously failed to label those results as having been “Not Reviewed”. Notwithstanding the foregoing, the annual financial results of the Company were audited in 2009 and 2008.

Moreover, we have further determined that management's discussion provided in various parts of the quarterly report was not adequate to provide an accurate basis for review.

Accordingly, we have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of these errors, and have relabeled certain financial information as “Not Reviewed” where applicable.

Management does not consider any of the previously reported financial information to have contained material deficiencies.  As such, this Amendment does not reflect any material changes to the financial statements of the Company, but is changed to properly reflect periods in which the quarterly financial statements were not reviewed by the Company’s outside auditors.

The following sections of this Form 10-Q/A have been revised to reflect the restatement:

Part I

Item 1 – Financial Statements
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4(T) – Controls and Procedures; and

Part II

Item 5 – Other Information

Other than those amendments made in response to the Comment Letter, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Quarterly Report. This Amendment does not reflect events occurring after the filing of the Original Quarterly Report or modify or update those disclosures, including the exhibits to the Original Quarterly Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.

In light of the amendments provided herein, readers are warned to not rely on the information disclosed for those three months and nine months ended September 30, 2009 and 2008 as reported on Form 10-Q by the Company on November 16, 2009.  Except to the extent relating to the restatement of our financial statements and other financial information described above, the financial statements and other disclosure in this Form 10-Q/A do not reflect any events that have occurred after this Form 10-Q was initially filed on November 16, 2009. That is, the Company does not make any attempt herein to disclose or otherwise account for events subsequent to the periods contemplated herein, other than those events specifically referenced herein.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA AUTOMOTIVE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Not Reviewed)	(Audited)
ASSETS
Current Assets
Cash	$12,554	$5,586
Certificate of Deposit (Restricted)	151,157	157,255
Accounts receivable	542,275	236,524
Due from Stockholder	17,192	-
Inventory repurchases	-	-
Deposits and prepaid expense	5,566	3,481
Total Current Assets	728,744	402,846
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $79,699 and $52,103, for 2009 and 2008 respectively	190,842	172,346
OTHER ASSETS
Goodwill	427,929	427,929
Customer list and Non-Compete Agreement, net of amortization of $350,509 and $255,850, for 2009 and 2008 respectively	290,625	385,284
Total Other Assets	718,554	813,213
Total Assets	$1,638,140	$1,388,405
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Cash overdraft	$69,539	$42,893
Accounts payable	571,830	277,561
Accrued liabilities	368,506	404,374
Line of credit	254,000	275,000
Capital lease obligations, current portion	12,288	14,619
Due to Stockholder	-	-
Total Current Liabilities	1,276,163	1,014,447
NONCURRENT LIABILITIES
Capital lease obligations, less current portion	73,067	16,900
Total Liabilities	1,349,230	1,031,347
Stockholders' Equity
Common Stock, $0.001 par value, 150,000,000 shares authorized; 12,062,524 shares issued and outstanding, respectively	12,062	12,062
Paid-In-Capital	11,143,712	11,095,181
Retained Deficit	(10,866,864)	(10,750,185)
Total Stockholders' Equity	288,910	357,058
Total Liabilities and Stockholders' Equity	$1,638,140	$1,388,405

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009 (Not Reviewed)	2008 (Not Reviewed)	2009 (Not Reviewed)	2008 (Not Reviewed)
REVENUES	$371,166	$387,343	$1,169,182	$909,400
OPERATING EXPENSES
Cost of fees earned	126,313	44,629	334,929	193,220
Employee Compensation	73,676	502,191	266,952	1,454,606
(Gain) loss on disposal of asset	(872)	(958)	2,638	13,625
General And
Administrative Expenses	233,393	210,739	535,754	652,075
Depreciation and amortization	22,834	53,051	132,617	165,521
Operating Loss	(84,178)	(422,309)	(103,708)	(1,569,647)
Interest Income	434	667	1,653	3,515
Interest Expense	(2,858)	(3,330)	(14,624)	(9,380)
Net Loss Before Income Taxes	(86,602)	(424,972)	(116,679)	(1,575,512)
Income Tax Expense	–	-	-	-
NET LOSS	$(86,602)	$(424,972)	$(116,679)	$(1,575,512)
BASIC AND FULLY DILUTED
LOSS PER SHARE
Loss Per Share	$(0.01)	$(0.04)	$(0.01)	$(0.13)
Weighted Average Number Of Common Share Outstanding	12,017,524	11,997,524	12,017,524	11,997,524

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30

	2009 (Not Reviewed)	2008 (Not Reviewed)
Cash Flow From Operating Activities
Net Loss	$(116,679)	$(1,575,512)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	132,617	165,521
Loss on disposal of asset	2,638	13,625
Write-down of software	-	(25,000)
Stock options and warrants issued for services	48,531	964,314
Changes in Operating Assets and Liabilities
Inventory	-	(10,160)
Accounts Receivable	(305,751)	53,686
Employee Receivables	-	294
Deposits and Prepaid Expense	(2,085)	28,862
Accounts Payable	320,915	17,200
Accrued Liabilities	17,968	219,950
Due to/from Stockholder	(17,192)	(28,787)
Net Cash Flow Provided by (Used) in Operating Activities	80,962	(176,007)
Cash Flow Provided (Used) by Investing Activities
Restricted CD interest earned (withdrawn)	6,098	-
Proceeds from sale of equipment	33,077	27,261
Purchase of equipment	(92,169)	(21,360)
Net Cash Flow Provided (Used) by Investing Activities	(52,994)	5,901
Cash Flow Provided by (Used) from Financing Activities
Borrowings and repayments on line of credit	(21,000)	70,100
Sale of Common Stock	-	130,000
Cash Flow Provided by (Used) from Financing Activities	(21,000)	200,100
Change in Cash	6,968	29,994
Cash at Beginning of Period	5,586	203,077
Cash at End of Period	$12,554	$233,071
Supplemental Cash Flow Disclosures
Cash paid during year for:
Interest	$14,624	$9,380
Non-Cash Investing and Financing Activities
Additional paid-in capital	$48,531	$964,314
Legal fees payable	(930)	-
Accounts payable	-	802,929
Officer salaries payable	(11,214)	(926,409)
Directors fees payable	(36,387)	(37,905)

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

BASIS OF PRESENTATION

The Company has elected to prepare its financial statements in accordance with generally accepted accounting principles (United States) with December 31st as its year-end.  The financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

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

CONSOLIDATION

The Company owns 100% of the voting stock of Acacia Augusta Vehicle Auction, Inc.  The consolidated financial statements include the accounts of the Company and Acacia Augusta Vehicle Auction, Inc. dba / Augusta Auto Auction, Inc.   The Company also owns 100% of the capital stock of Acacia Chattanooga Vehicle Auction, Inc.  The Company’s consolidated financial statements include the accounts of the Company and its Acacia Augusta Vehicle Auction, Inc. subsidiary.  All significant intercompany accounts and transactions are eliminated in consolidation.  (See Note 2 – Subsequent Events)

NOTE 2 – SUBSEQUENT EVENTS - BUSINESS COMBINATION

On July 10, 2007, Acacia Automotive, Inc. (the “Company”) purchased certain assets and assumed certain liabilities of Augusta Auto Auction, Inc. through its wholly-owned subsidiary Acacia Augusta Vehicle Auction, Inc., which operates an auto auction in the Augusta, Georgia area from a leased facility located in North Augusta, South Carolina.  The purchase was accounted for under the purchase method of accounting.  The results of operations for the Acacia Augusta Vehicle Auction, Inc. business are included in these financial statements from the date of the purchase. That auction also does business under the trade name Augusta Auto Auction, Inc.

On August 31, 2009, the Company entered into a Management Agreement with the owners of Chattanooga Auto Auction Limited Liability Company. The Management Agreement provided that the Company would temporarily act as manager of that auction (commonly known as the “Chattanooga Auto Auction”) for the Seller from September 1, 2009, through December 25, 2009, as the Company awaited the transfer of ownership of the assets it was to acquire in an Asset Purchase Agreement with Seller (see below).  Under the terms of the Management Agreement, the Company was to receive 50% of the net profits of the auction for the period.  However, the Company soon entered into a verbal agreement with the Seller that it would forego the right to any portion of the profits during that period if the Seller would agree to fund certain maintenance, repair, and improvements to the physical plant and premises prior to the Company’s assumption of a lease thereon.  Additionally, there was no accounting of the operations of the Seller for that period provided to the Company until approximately April 1, 2010.  The final result was that there were no profits generated or shared.

On August 31, 2009, simultaneous with execution of the Management Agreement, the Company executed documents to purchase certain assets and the related business of Chattanooga Auto Auction Limited Liability Company through the Company’s newly-formed wholly-owned subsidiary, Acacia Chattanooga Vehicle Auction, Inc., which then operated the auction from a leased facility in Chattanooga, Tennessee.  The assignment of assets occurred on December 26, 2009, as the Company commenced operations at that location under the name of Acacia Chattanooga Vehicle Auction, Inc. d/b/a Chattanooga Auto Auction, and was accounted for under the purchase method of accounting.  The results of operations for the Acacia Chattanooga Auto Auction, Inc. business will be included in the Company’s financial statements beginning with the Annual Report 10-K for the period ended December 31, 2009.

In its Current Report on Form 8-K filed on September 16, 2009, the Company disclosed copies of all the execution documents and related forms of other documents available as of the execution of the Asset Purchase Agreement and the Management Agreement on August 31, 2009, including, without limitation, the anticipated financing agreements and ground lease. Each such document was to be executed at a final closing effective December 26, 2009.

In its Current Report on Form 8-K filed December 30, 2009 the Company indicated that: (a) the acquisition of the Chattanooga Auction had closed; (b) that the line of credit provided to the Company’s Chattanooga subsidiary (as borrower) by Alexis Ann Jacobs (as lender) was increased from $1.5 to $2.0 million with the terms of that credit line amended to allow the Company to use the finds for “general corporate purposes in the normal course of business”; and, (c) that the original transaction documents were in fact filed with the Form 8-K dated September 16, 2009.  The Company, through an unintentional oversight, failed to include changed or updated documents with that Form 8-K.  The Company filed concomitant herewith an Amended Current Report on Form 8-K/A dated October 19, 2012 to fully disclose the amended documents.

The Company has determined that its previously reported financial results for the three months and nine months ended September 30, 2009 and three months ended September 30, 2008 were not reviewed by the Company’s auditors, but by reason of unintentional oversight the Company erroneously failed to label those results as “Not Reviewed”.  The annual financial results of the Company were audited in 2009 and 2008.  We further determined that the discussion provided in various parts of the report were not adequate to properly set forth the Company’s views.

Accordingly, we have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of these errors, and have made disclosures of certain prior quarterly financial information as “Not Reviewed” where applicable.

Management does not consider any of the prior reported quarterly financial information to contain material deficiencies  and the Company’s annual financial information was audited in 2009 and 2008.  As such, this Amendment does not address any material changes to the financial statements of the Company, but is changed to properly reference those periods in which the quarterly financial statements were not reviewed by the Company’s outside auditors.

NOTE 3 – GOING CONCERN

 As of September 30, 2009, the Company had limited liquid assets and its revenues were not sufficient to meet the Company's obligations as they come due and are insufficient to satisfy expenses relating to the expansion of the Company.  These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans include attempting to find additional operational auto auctions to buy and raising funds from the public through a stock offering. Management intends to make every effort to identify and develop sources of funds.  There is can be no assurance that Management’s plans will be successful and should they not be, the Company may be compelled to cease operations.

Item 1B. Unresolved Staff Comments

The Company is in receipt of a comment letter from the Securities and Exchange Commission dated November 22, 2010 (the “Comment Letter”). The Comment Letter propounds thirty (30) comments relating to the Company's: (a) Annual Report on Form 10-K filed for the period ending December 31, 2009; (b) Quarterly Report on Form 10-Q for the period ending September 30, 2009; (c) Quarterly Report on Form 10-Q for the period ending March 31, 2010; and (d) Current Report on Form 8-K dated October 25, 2010. The first amendment on Form 10-K/A, the first amendment on Form 10-Q/A for the period ended September 30, 2009, the first amendment on Form 10-Q/A for the period ended March 31, 2010, and the first amendment on Form 8-K/A for events first occurring on September 16, 2009 are filed concomitant herewith in response to the Comment Letter in connection with the presentment of our financial statements, management's discussion and analysis thereof, controls and procedures and information presented on Forms 8-K.

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

Background

Acacia Automotive, Inc. (“we”, “us”, or the “Company”) was incorporated in Texas on October 1, 1984 as “Gibbs Construction, Inc.”. In the following years, the Company grew to a full service, national commercial construction company and completed an initial public offering of its Common Stock pursuant to a registration thereof on Form S-1 in January, 1996.  In April 2000, Gibbs Construction, Inc. sought protection under Chapter 11 of the United States Bankruptcy Code following a similar filing by the Company’s largest client, which  led to significant losses on several of the Company's projects.

The plan of reorganization filed by the Company placed the then-existing assets of the Company in a liquidating trust to its primary creditor, Thacker Asset Management, LLC (“TAM”).  TAM thereafter agreed to sell to the Company certain existing contracts, furniture, fixtures and equipment in exchange for additional shares of Common Stock.  Following those transactions, the majority of the issued and outstanding stock was held by TAM. TAM was unsuccessful in its efforts to bring the Company back to profitability and out of bankruptcy. Accordingly, all operating activities ceased in 2002.

Post Bankruptcy Restructuring

On August 15, 2006, for the sum of $50,000.00, Steven L. Sample acquired 4,000,000 shares, or 46.7%, of the 8,561,000 issued and outstanding shares of Common Stock of the Company from TAM and its associates.  Mr. Sample also satisfied several outstanding liabilities of the company such as those associated with completing the bankruptcy proceedings, professional costs related to the Company's ongoing SEC reporting requirements and expenses associated with recapitalizing the company. These expenses totaled $138,862. As consideration for the payment of these expenses, by Mr. Sample, the Company greed to effect a one for eight reverse stock split, to issue to Mr. Sample an additional 8,117,500 shares of Common stock and 500,000 shares of Preferred stock.  For the assistance of Harry K. Myers, Jr., a principal of Baker #1, Ltd., the entity owning TAM, the registrant agreed to issue to him 25,000 shares of preferred stock and 450,000 shares of Common Stock.

In order to further restructure and rehabilitate the Company and to satisfy its obligations to Mr. Sample, its board of directors recommended that its stockholders amend the Articles of Incorporation to effect a one for eight reverse stock split thereby increasing the number of authorized shares of Common Stock to 150,000,000. The board of directors also recommended the authorization of a series of preferred stock.  On February 1, 2007, the Company’s shareholders approved these actions and also approved changing the Company’s name from Gibbs Construction, Inc. to Acacia Automotive, Inc.  These amendments to the Company’s Articles of Incorporation were effective February 20, 2007.

Immediately following the approval of these amendments, the Company adopted a stock option plan, which was ratified by the Company’s stockholders in November 2007; reserving 1,000,000 shares thereunder.  In February 2007, pursuant to such plan, the directors granted 500,000 shares of its Common Stock to Mr. Tony Moorby, who was at that time the Company’s president, as well as 15,000 total shares to two then-officers. With these grants, the exercise of warrants to purchase 250,000 shares of Common Stock, the exchange of the preferred stock issued to a creditor in the bankruptcy proceeding for 100,000 shares of Common Stock, and the payment of 10,000 shares of Common Stock to a consultant, there were 11,997,524 shares of Common Stock issued and outstanding on March 31, 2008.

Subsequent to the Company changing its name to Acacia Automotive, Inc. and revising its capital structure, it raised over $1,000,000 in a private placement offering in June of 2007.  On July 10, 2007, the Company acquired its first automotive auction business in the Augusta, Georgia, metropolitan area.

Contemplated Business

The Company’s primary objective is to identify and acquire going concerns in the automotive auction industry, with a focus on whole vehicle automobiles and light trucks.  Whole vehicle refers to vehicles that are frequently in good repair, are roadworthy, and operate under their own power as opposed to salvage units, being damaged vehicles that are often considered total losses for insurance or business purposes.  In addition, the Company believes that if the acquired auction or auctions do not service the boat, recreational or motor home segments or the medium and heavy-duty truck and equipment segments, it will seek to add one or more of those services to the auction’s activities, assuming the local market will support such additional services.

The Company considers its first two automobile auctions as indicative of the basis of services rendered by the Company.  The Company will have to raise cash to acquire additional automobile auctions, probably through the sale of Common Stock.

On July 10, 2007, the Company completed the acquisition of all of the assets of Augusta Auto Auction, Inc., which had conducted its business under the name Augusta Auto Auction and previously as Hilltop Auto Auction.  The Company issued 500,000 shares of its Common Stock and a warrant to purchase 50,000 additional shares to its three owners in exchange for the assets and business of the auction. The warrant has a term of five years and an exercise price of $1.00 per share.  In addition, the Company issued to two of those individuals separate warrants to purchase 75,000 shares of Common Stock each as consideration for entering into a non-compete agreement with the Company. Of the 75,000 warrants issued to each of those individuals for non-compete agreements, they were given the right to purchase 25,000 shares of Common stock each at $1.00, $2.00 and $4.00 respectively for an average aggregate price of $2.33 per share within five years of issuance.

On December 26, 2009, the Company completed the acquisition of certain assets of Chattanooga Auto Auction Limited Liability Company for cash consideration in the amount of $5000.00.  Acacia Chattanooga Vehicle Auction, Inc., a subsidiary of Acacia Automotive, Inc., operates this auction from a leased facility in Chattanooga, Tennessee.

History of Augusta Auto Auction

Augusta Auto Auction, Inc. (the “Augusta Auction”) is an automotive auction located in North Augusta, South Carolina, part of the Augusta, Georgia, metropolitan area, and is located three miles from the center of that city. The auction was originally formed and operated for many years in its present location as Hilltop Auto Auction.  In 2002 the group of three individuals from which the registrant purchased the auction formed Augusta Auto Auction, Inc. after acquiring it from the owners of Hilltop Auto Auction.  The auction consists of a leased premises of approximately five acres, as well as additional rented property directly across the street.  The main facility consists of a two-lane auction arena housed within one of two administration buildings that total some 4,900 square feet, three smaller outbuildings consisting of two storage buildings, and a security building also utilized for vehicle check-in and check-out.  The additional rented property provides several additional acres of parking and an indoor storage facility of some 1,800 square feet.

In July, 2007, the Company caused to be formed Acacia Augusta Vehicle Auction, Inc., a South Carolina corporation and wholly-owned subsidiary of the Company. (“AAVA”).  AAVA was formed for the sole purposes of acquiring the assets of the Augusta Auto Auction, which it did in July of 2007 and operating the auction.

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

In August of 2009, the Company caused to be formed Acacia Chattanooga Vehicle Auction, Inc. a Tennessee corporation and wholly-owned subsidiary of the Company (“ACVA”).  ACVA was formed for the sole purpose of acquiring the assets of the Chattanooga Auto Auction Limited Liability Company, which it anticipates with the closing of that acquisition in December of 2009 and operating the auction.

Business of the Auctions

Both the Company’s auctions primarily sell “whole car” vehicles for automotive dealers and commercial concerns, and to a lesser extent, salvage units. Whole car units are usually units in reasonable repair and operating condition, while salvage units are generally, but not always, inoperative and often have been damaged or devalued as a result of exposure to water, fire, collision, theft or otherwise. The Chattanooga Auction also sells vehicles and equipment under a contract with the U.S. Government's General Services Administration ("GSA"), primarily offering off-lease vehicles and other units for the GSA and other governmental agencies, and the Augusta Auction sells vehicles and equipment under a contract with the United States Marshals Service. Dealers and other qualified buyers attend the weekly auctions and bid on offered units. The highest bidder owns the vehicle, subject to any limiting reserve prices established by the owner/seller of the unit(s). In most cases, the buyers and sellers of the units pick up and deliver them to the Auction property, but the Auction does provide transport services, generally for a fee.  Both the Company's auctions also hold a Friday night auction that is open to public bidders in addition to dealers, and occasionally holds special sales at other times.

The Auctions generate revenues from fees for services, including buyer fees, seller fees, transportation fees, title fees, draft and floor plan financing fees, reconditioning fees, and more. Augusta Auto Auction primarily relies upon the efforts of its management for sales and marketing, but anticipates adding additional personnel in the future to increase the scope of those operations. While both auctions market their activities through their employees and commercial media, Chattanooga Auto Auction, the larger of the two, has a separate sales and marketing staff.

Discussion Regarding Costs of Fees Earned (Same as Costs of Goods Sold)

As is generally consistent with reporting in the auto auction industry, the Company has designed its financial reports to reflect total revenues less costs of goods sold (indicated in our financial reports as “Costs of Fees Earned”) in arriving at a gross profit before deducting operating expenses.  Costs of goods sold include costs similar to “production costs”, including certain subscribed services; auctioneers and ringmen; contract labor for lot operations, sale day drivers, arbitration mechanic, and related; outside services, contract towing, pick up and delivery, rental of vehicles or equipment to facilitate operations, direct tools/supplies/equipment; fuel expense for auction operations; maintenance – lot operations; parts for lot operations (as with maintenance); vehicle lot damage associated with lot operations; vehicle transport damage; keys as outside services; title expense; shipping costs, bailout/reimbursement (contra) expenses – particularly relating to repossession operations; marshaling expense; gain/loss on sale of inherited vehicles; ASI costs of good sold – being an account ASI utilized in the software operating system for certain applications (not material); buyer's fee policy allowance; sellers fee policy allowance; vehicles return allowances; miscellaneous operations expenses.   The Company’s independent accounts have elected to class the salaries, including related taxes, of auction production personnel to the “salary” classification in its consolidated reports.

Discussion Regarding Management Fees

In the same fashion as some other auction holding companies, the Company generates revenues to pay its corporate overhead by assessing fees to its operating units.  These fees, designated as Intercompany Charges or Management Fees, appear as Other Expense below the Net Ordinary Income line on the operating units’ income statements and as income on the parent company’s operating statements.  In 2009, the Company’s Augusta Auto Auction unit, its only operating unit for all but 6 days of that year, generated a profit of $271,892 before assessment of Management Fees at $25,000 per month, and sustaining a net loss of $28,108 for the year after the assessment of Management Fees.  In 2010, the Company plans to continue assessing the same $25,000 monthly Management Fee to its Augusta auction, and anticipates an additional assessment to that auction at year end.  Effective January 1, 2010, the Company also anticipates allocating a monthly Management Fee to its Chattanooga auction unit assessed as its share of the Company’s corporate overhead with an anticipation of additional assessments to that auction based on performance.  Management Fees, as with all significant intercompany accounts and transactions, are eliminated in consolidation.

Discussion Regarding the Company’s First and Second Acquired Operating Entities

With the acquisition of the Augusta Auto Auction on July 10, 2007, the Company commenced operations and conducted its first weekly auction on July 11, 2007, under Acacia’s management.  The Company’s only operations were those operations until the acquisition of its second automotive auction, which will be consummated December 26, 2009.  With the acquisition of Chattanooga Auto Auction on that date, the Company will have two operating entities.

Operating Results of the Auction

Three months ended September 30, 2009

Augusta Auto Auction

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

Chattanooga Auto Auction

The Company’s Chattanooga subsidiary did not have operations in or prior to the three months ended September 30, 2009 or 2008, and as such cannot make statements as to operations, comparative or otherwise.

Subsequent to Q3 of 2009, the Company will acquire the assets of Chattanooga Auto Auction Limited Liability Company and thereafter operate an auction at the same location as Acacia Chattanooga Vehicle Auction, Inc., a wholly owned subsidiary of Acacia Automotive, Inc.  While management believes that the Chattanooga Auction can obtain profitability, management notes that the business  has generated significant losses in recent years under prior ownership. While the Company is not receiving audited financial information on Chattanooga Auto Auction Limited Liability Company as part of its acquisition, and management believes that such information does not exist, the available financial information reflects net losses in 2008 of $2,864,351.  The Company must reverse that trend of substantial losses to become profitable on a consolidated basis. Failure to do so could have a material adverse effect on our results of operations, business prospects, and financial condition.  Financial information provided to the Company by the Sellers of the Chattanooga auction suggest that the business had achieved profitability for the first six months of calendar year 2009, prior to its acquisition by the Company. However, management further notes that such information was not reviewed and cannot be relied upon with certainty.

Nine months ended September 30, 2009

Augusta Auto Auction

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

Chattanooga Auto Auction

The Company’s Chattanooga subsidiary did not have operations in or prior to the three months ended September 30, 2009 or 2008, and as such cannot make statements as to operations, comparative or otherwise.

Subsequent to Q3 of 2009, the Company will acquire the assets of Chattanooga Auto Auction Limited Liability Company and thereafter operate an auction at the same location as Acacia Chattanooga Vehicle Auction, Inc., a wholly owned subsidiary of Acacia Automotive, Inc.  While management believes that the Chattanooga Auction can obtain profitability, management notes that the business  has generated significant losses in recent years under prior ownership. While the Company is not receiving audited financial information on Chattanooga Auto Auction Limited Liability Company as part of its acquisition, and management believes that such information does not exist, the available financial information reflects net losses in 2008 of $2,864,351.  The Company must reverse that trend of substantial losses to become profitable on a consolidated basis. Failure to do so could have a material adverse effect on our results of operations, business prospects, and financial condition.  Financial information provided to the Company by the Sellers of the Chattanooga auction suggest that the business had achieved profitability for the first six months of calendar year 2009, prior to its acquisition by the Company. However, management further notes that such information was not reviewed and cannot be relied upon with certainty.

Discussion Regarding the Parent Company’s Operating Results

Three months ended September 30, 2009

The Augusta auction’s Q3 profit was the significant contributing component in reducing the consolidated Q3 net loss to the parent company of $86,602, compared to a net loss of $424,972 in Q3 of 2008. The Q3 consolidated financial results also include $32,354 in non-cash charges for the issuance of Common stock as grants or options for employee or outside director compensation, for warrants, and $3,050 in additional depreciation and amortization by the parent company for a consolidated total of $22,834 in that category.

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

In 2008, Messrs. Moorby and Sample, the Company’s President/COO and Chairman/CEO, respectively, elected to defer their salaries for that year to a later date in order to relieve the cash demands on the Company.  Mr. Moorby resigned from his employment with the Company at the end of that year in order to have more time to spend with his family and to attend to his investment properties, and accrued no further salary obligations from the Company.  While the Company repaid a portion of the amounts due to Moorby and Sample during fiscal 2009, Mr. Sample elected to also defer part of his 2009 salary for the same reasons, resulting in $239,750 in deferred salaries due to them as of September 30, 2009.  Neither Moorby nor Sample worked under any employment agreement through these periods, and any payments deemed to be owed to them as deferred salaries for services were planned to be made in cash.  As of September 30, 2009, the Company had no plans to reimburse either of them in the form of Common or Preferred stock for any compensations deemed to be owed.

On an operating basis, the Company was cash flow positive as a consolidated entity in 2009, largely as a result of the operating and financial successes at its Augusta auction unit. The Company’s cash in fiscal year 2009 has been provided mostly by management fee revenues assessed to the Company's Augusta Auto Auction operations as Intercompany Charges and to a lesser extent by personal financial support from the Company’s CEO.  The Company has not attempted to secure capital through a private placement of its securities in 2009.

We look for our operations to provide the cash flow and cash return on our investment.  Presently, the cash flow from our Augusta operation is sufficient to support those operations in the current manner, and has been sufficient to also support the Parent Company’s operations on a consolidated basis as of the close of the third quarter 2009.  Going forward, the Company may have to reduce overheads, increase cash flow from operations, and/or acquire additional operations sufficient to cover the costs of overheads in order to maintain a positive cash flow.

The Company’s liquidity in 2009 will be supplemented by a $300,000 line of credit negotiated with Wachovia Bank, N.A. secured against the assets of its North Augusta location.  The bank charged an interest rate on the line of credit equal to prime plus 1.5% on the outstanding daily balance, if any, and the greater of (i) the sum of the one month London interbank offered rate (Libor) as published in the Wall Street Journal (or such other publication or reference reasonably selected by the Lender if no longer published in the Wall Street Journal) plus 500 basis points, or (ii) 6.0% percent per annum, respectively.  The Augusta line of credit was secured by all of the Company’s deposits at the bank and a certificate of deposit with Wachovia Bank of just over $150,000 which the Company has held since mid-2007.

The Company’s Augusta auction operations continue to expand, and ultimately could outgrow the present physical facility. As a result, the Company may ultimately be forced to seek a larger operating facility for its auction operations there, since the auction cannot accommodate the desired growth at its present location.  In that event, the Company will be faced with a need to raise additional capital to fund the changes.  There is no assurance the Company will be able to secure the funding to do so, and as a result its future growth may ultimately be limited.

Additionally, a $2,000,000 line of credit, negotiated with an independent source and secured against the assets of its Chattanooga Auction operation, is expected to be made available to the Company on or before December 26, 2009.  The lender at Chattanooga will charge an interest rate equal to: (a) prime plus 1.5% on the outstanding daily balance, if any; and, (b) the greater of (i) the sum of the one month London interbank offered rate (Libor) as published in the Wall Street Journal (or such other publication or reference reasonably selected by the Lender if no longer published in the Wall Street Journal) plus 500 basis points, or (ii) 6.0% percent per annum, respectively.  That line of credit will be secured by the assets of the company and is to be guaranteed by the Company and personally guaranteed by the Company’s CEO.

With the anticipated closing of the acquisition of its auction in Chattanooga, Tennessee on December 26, 2009, the Company is planning for those operations to provide sufficient operating capital to fund the corporate overhead not presently funded by its Augusta Auction operations, but there is no assurance it will be successful in doing so.

The Company will have an option to purchase the real property upon which it currently operates its Chattanooga facility, and desires to ultimately effect that purchase. This plan would require additional capital, which the Company may not be able to obtain.

Both those lines of credit in Augusta and Chattanooga will be used for general corporate purposes in the normal course of business and to cover some instances in which payments to dealers selling vehicles through the auctions are advanced prior to collecting payments from buyers of those vehicles.  The Company anticipates increasing the size of the available lines of credit as its sales volume grows.

The Company is currently engaged in its plan of seeking to grow through acquisitions as well as through organic means.  To succeed in doing so, the Company will require additional capital, which the Company anticipates raising through sale of Common stock.  The Company has not attempted to secure capital through a private placement of its securities in 2009, and does not expect to secure capital in that manner in the short term.

The Company anticipates seeking additional capital through equity investments, but does not yet have a planned date or target amount for any such offering. Moreover, no guarantees can be made that, should the Company endeavor to sell its equity securities, that it will be able to find willing buyers for such securities.

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

Cash Balances vs. Overdrafts

Our auction operating software accounts for checks made as payments to sellers when written, even though they may not actually be issued to the seller, since the sellers are only paid when they actually present to the auction a title representing ownership in any unit sold.  Additionally, the auction’s rules require that it cannot deposit the buyer’s funds until we provide him with the title representing ownership of the vehicle purchased.  The auction’s operating software systems, however, creates a check or “virtual” check immediately following sale of the unit, whether or not the title has been presented.  Hence, the operating and thus, financial, systems reflect that we have issued a large number of checks to sellers when, in fact, they have on been “virtually” issued but not “physically” issued, resulting in the appearance that funds have been paid to sellers when in fact they have not yet been released.  In those instances where the title has not yet been presented, and where the system indicates that a virtual payment has been made to the seller, the auction is also not allowed to deposit the purchase payment funds from the buyers of those units, thus making it appear as if our CAR (checking) account is overdrafted – when in truth and in fact it is not.  Thus, we actually have a cash balance in the CAR account, generally quite significantly so, while the system shows as a virtual concept that the account is overdrafted.  The software system used by the auction is provided by Auction Software, Inc. (ASI), is in use by nearly 90 independent auctions, is the most common independent auction operating system in use in the United States, and is in the opinion of the auction the best software available for its use at this time.  One must therefore review the balance sheet to see the number of ASI payables and ASI receivables and look at the cash in the account to determine the actual status.  That appears to be common practice in this type of industry. Any actual overdraft account as depicted in the Company’s financial reporting is reviewed by the Company’s auditors to reflect outstanding checks to the Car Account and insure accurate reporting.

The Company will require substantial infusions of working capital or a substantial increase in the cash generated from operations to insure long-term liquidity.  Infusions of working capital would likely come in the form of equity or debt capital, the former being considered most beneficial to the Company, but not being considered a viable option in the economic conditions the country has experienced in 2009 and beyond.  There is no assurance the Company will be successful in obtaining infusions of capital to fuel its growth.  As such, the Company determined to concentrate on maximizing its opportunities at the auction level, and has been quite successful in that effort.  The Company’s corporate overhead is not large by industry standards, and could foreseeably be covered by revenues from operations of its units given continuing growth beyond 2009.

The Company is currently engaged in its plan of seeking to grow through acquisitions as well as through organic means.  To succeed in doing so, the Company will require additional capital, anticipated to be through sale of Common Stock.  There is no assurance the Company will be successful in its attempts to locate and secure additional funding or additional acquisitions.

Discussion Regarding Allowance for Bad Debts

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

The Company’s significant charge-offs are those temporarily required to be made by its independent accountants due to aging, all of which have been subsequently recovered, resulting in no loss to the Company or its subsidiaries. There were two charge-offs in 2009 totaling $16,090.  Those amounts were charged off at the direction of our independent accounting firm due to their aging, but both were subsequently collected, again resulting in no loss to the Company.

Contemplated Business

The Company’s primary objective is to identify and acquire going concerns in the automotive auction industry, with a focus on whole vehicle automobiles and light trucks.  Whole vehicle refers to vehicles that are generally in good repair, are roadworthy, and operate under their own power as opposed to salvage units, being damaged vehicles that are often considered total losses for insurance or business purposes.  In addition, the Company believes that if the acquired auction or auctions do not service the boat, recreational or motor home segments or the medium and heavy-duty truck and equipment segments, it will seek to add one or more of those services to the auction’s activities, assuming the local market will support such additional services.

With the anticipated closing of the Chattanooga auction acquisition in December of 2009 to augment its Augusta auction operation, the Company considers those first two automobile auctions as indicative of the basis of services rendered by the Company.  The Company will have to raise cash to acquire additional automobile auctions, possibly through the sale of Common Stock. There is no assurance the Company will be successful in doing so.

Implementation of Business Plan

The Company currently does not have sufficient working capital to pursue our business plan in its entirety as described herein. Our ability to implement our business plan will depend on our ability to obtain sufficient working capital and to execute the business plan. No assurance can be given that we will be able to obtain additional capital, or, if available, that such capital will be available at terms acceptable to us, or that we will be able to generate profit from operations, or if profits are generated, that they will be sufficient to carry out our business plan, or that the plan will not be modified.

Conflicts of Interest.

The Company is or may be subject to various conflicts of interest. The Company does not have a fully-independent management staff, and will be relying on its management for the day-to-day management and operations of the Company and the Company’s assets.  As such, certain employees may have conflicts of interest in allocating time, services and functions to the Company in deference to their other activities.

The Company’s full-time salaried Vice President and COO is engaged in ownership of a used car operation in Georgia and purchasing and financing vehicle for that operation, and also engages in various real estate transactions, all of which may compete for his time and attention in the Company’s core auction business and related operations.

The Company’s Secretary, a non-salaried position with the Company, is employed full-time in Nashville, Tennessee in a diverse business.  The Company does not make heavy demands on its Secretary, who is not expected to give substantial time to the affairs of the Company.

Except for its Vice President/COO, the Company has no other full-time corporate managerial staff except for its President and CEO, who devotes the majority of his business time and efforts to the management and direction of the Company.  As such, there is not now, nor has there previously been considered to be, any material conflict of interest on his part.

The President and Vice-President of the company serve as directors of the Company as well as officers and directors of the Company’s subsidiary corporations.  Service in those capacities with the subsidiaries is not considered in itself to constitute a conflict of interest on the part of those employees or directors.

Investment in the Company will not carry with it the right to invest in any other property or venture of the President or other officers, employees, and directors of the Company.

Dependence on Steven L. Sample

The Company depends in large part upon the continuing service of its President and CEO, Steven L. Sample.  Mr. Sample was responsible for bringing the corporation out of bankruptcy, after being in the court for some six years, through the payment of expenses and taking actions to guide the Company into the future.  Mr. Sample has invested significant capital into the Company, assisted the Company with capital during periods of shortages, allowed the Company to defer pay and expenses when necessary, and worked substantially more hours than expected of a normal management employee.  If Mr. Sample were to become unable to manage the affairs of the Company for any reason, the Company may suffer materially from the loss of his leadership, guidance, and financial support.

Item 4T. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer who acts as our Chief Financial Officer, to allow timely decisions regarding required disclosure.  During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon that evaluation, for the reasons set forth above, and the fact that certain of the prior comparative financial statements contained herein were not reviewed by the Company’s independent accountants, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were not effective.  As such, we have identified areas that we are addressing and which we believe need to be rectified.

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

PART II OTHER INFORMATION

Item 5. Other Information.

The Company’s Balance Sheets as of September 30, 2009, the Statement of Operations for three months and nine months ended September 30, 2009 and 2008, and the Statement of Cash Flows for the nine months ended September 30, 2009 and 2008 have not been reviewed by the Company’s independent accountants and as such are deemed deficient.  The Company believes that this information, nonetheless, does not contain any material inaccuracies. The Company notes, however, that the information for the periods referred to are included in the audited information set forth in the Company’s Annual Report on Form 10-K for the periods ended December 31, 2009 and 2008. Readers are encouraged to not rely on the information contained in this report in lieu of the Form 10-K, which is inclusive of the period covered herein.  As such, the Company has no current plan to address this deficiency.

Item 6. Exhibits

Exhibit
Number       Exhibit Description

31.1	Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of Sarbanes-Oxley Act Of 2002

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 19, 2012		ACACIA AUTOMOTIVE, INC.

	By:	/s/ Steven L. Sample
Steven L. Sample, CEO, President, and
Chairman of the Board