Form 10-K/A
period 2009-12-31
Acacia Diversified Holdings, Inc.
filed 2012-10-19
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Issuer’s telephone number: (877) 513-6294

 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:
Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.              Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.       Yes ☐ No ☒

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $137,951 as of June 30, 2009 based on a value of $0.05 per share

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,082,524 as of May 15, 2010.

Overview of Amendment to this Form 10-K/A

Explanatory Note

This first amendment on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K (the “Original Annual Report”) for the year ended December 31, 2009, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 27, 2010. We are filing this Amendment in response to a Comment Letter received from the SEC (the “Comment Letter”) in connection with its review of the Original Annual Report.

The Company is in receipt of a Comment Letter from the Securities and Exchange Commission dated November 22, 2010. The Comment Letter propounds thirty (30) comments relating to the Company's: (a) Annual Report on Form 10-K filed for the period ending December 31, 2009; (b) Quarterly Report on Form 10-Q for the period ending September 30, 2009; (c) Quarterly Report on Form 10-Q for the period ending March 31, 2010; and (d) Current Report on Form 8-K dated October 25, 2010. This first amendment on Form 10-K/A is filed in response to the Comment Letter in connection with the presentment of our financial statements and management's discussion and analysis thereof.

This Annual Report on Form 10-K/A is therefore being filed to supplement and amend information provided in the Annual Report on Form 10-K for the period ended December 31, 2009 filed on May 27, 2010 by Acacia Diversified Holdings, Inc. f/k/a Acacia Automotive, Inc. in order to fully disclose information then-disclosed in its financial results and in its Management’s Discussion and Analysis of Financial Condition and Results of Operations. On July 26, 2012, the shareholders of the Company voted to change the name of the Company to Acacia Diversified Holdings, Inc.

We have determined that our previously reported financial results for the three months and nine months ended September 30, 2009 and three months ended September 30, 2008 were not reviewed by the Company’s auditors. However, by reason of unintentional oversight, the Company erroneously failed to label those results as having been “Not Reviewed”.  Notwithstanding the foregoing, the annual financial results of the Company were audited in 2009 and 2008.

Moreover, we have further determined that management's discussion provided in various parts of the quarterly report were not adequate to properly set forth the Company’s views and provide an accurate basis for review.

Accordingly, we have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of these errors, and have relabeled certain financial information as “Not Reviewed” where applicable.

Management does not consider any of the previously reported financial information to have contained material deficiencies, and the Company’s annual financial information was audited in 2009 and 2008. As such, this Amendment does not reflect any material changes to the financial statements of the Company, but is changed to properly reflect periods in which the quarterly financial statements were not reviewed by the Company’s outside auditors.

The following sections of this Form 10-K/A have been revised to reflect the restatement:

Part II

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8 - Financial Statements

Item 9A(T) – Controls and Procedures; and

Item 9B – Other Information

Other than those amendments made in response to the Comment Letter to the extent relating to the relabeling of selected financial information as “Not Reviewed” and the restatement of the information referenced above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Annual Report. This Amendment does not reflect events occurring after the filing of the Original Annual Report or modify or update those disclosures, including the exhibits to the Original Annual Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report on Form 10-K as initially filed on May 27, 2010, including any amendments to those filings.

Item 1.  Description of Business

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

Prior to filing its petition for relief, Gibbs Construction, Inc. had 4,060,000 shares of Common Stock issued and outstanding.  The plan of reorganization filed by the Company placed the then-existing assets of the Company in a liquidating trust (the "Trust"), issued 501,000 shares of Common Stock to such trust, and agreed to issue 1,000,000 shares of preferred stock to its primary creditor, Thacker Asset Management, LLC (“TAM”).  TAM thereafter agreed to sell to the Company certain existing contracts, furniture, fixtures and equipment in exchange for an additional 4,000,000 shares of Common Stock.  Following those transactions, there were 8,561,000 shares of the Company’s Common Stock issued and outstanding, the majority of which were held by TAM.

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

Post Bankruptcy Restructuring

On August 15, 2006, for the sum of $50,000.00, Steven L. Sample acquired 4,000,000 shares, or 46.7%, of the 8,561,000 issued and outstanding shares of Common Stock of the Company from TAM and its associates.  Mr. Sample also satisfied several outstanding liabilities of the company such as those associated with completing the bankruptcy proceedings, professional costs related to the Company's ongoing SEC reporting requirements and expenses associated with recapitalizing the company. These expenses totaled $138,862. As consideration for the payment of these expenses by Mr. Sample, the Company agreed to effect a one for eight reverse stock split, to issue to Mr. Sample an additional 8,117,500 shares of Common stock and 500,000 shares of Preferred stock.  For the assistance of Harry K. Myers, Jr., a principal of Baker #1, Ltd., the entity owning TAM, the registrant agreed to issue to him 25,000 shares of preferred stock and 450,000 shares of Common Stock.

In order to further restructure and rehabilitate the Company and to satisfy its obligations to Mr. Sample, its board of directors recommended that its stockholders amend the Articles of Incorporation  to effect a one for eight reverse stock split, and increase the number of authorized shares of Common Stock to 150,000,000. The board of directors also recommended the authorization of a series of preferred stock.  On February 1, 2007, the Company’s shareholders approved these actions and also approved changing the Company’s name from Gibbs Construction, Inc. to Acacia Automotive, Inc.  These amendments to the Company’s Articles of Incorporation were effective February 20, 2007.

Immediately following the approval of these amendments, the Company adopted a stock option plan, which was ratified by the Company’s stockholders in November 2007, reserving 1,000,000 shares thereunder.  In February 2007, pursuant to such plan, the directors granted 500,000 shares of its Common Stock to Mr. Tony Moorby, who was at that time the Company’s president, as well as 15,000 total shares to two other then-officers.  With these grants, the exercise of warrants to purchase 250,000 shares of Common Stock, the exchange of the preferred stock issued to a creditor in the bankruptcy proceeding for 100,000 shares of Common Stock, and the payment of 10,000 shares of Common Stock to a consultant, there were 11,997,524 shares of Common Stock issued and outstanding on March 31, 2008.

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

On December 26, 2009, the Company completed the acquisition of certain assets of Chattanooga Auto Auction Limited Liability Company for cash consideration in the amount of $5,000. Acacia Chattanooga Vehicle Auction, Inc., a subsidiary of Acacia Automotive, Inc., operates this auction from a leased facility in Chattanooga, Tennessee.

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

In July, 2007, the Company caused to be formed Acacia Augusta Vehicle Auction, Inc., a South Carolina corporation and wholly-owned subsidiary of the Company. (“AAVA”). AAVA was formed for the sole purposes of acquiring the assets of the Augusta Auto Auction, which it did in July of 2007, and operating the auction.

History of Chattanooga Auto Auction

Chattanooga Auto Auction (the “Chattanooga Auction”) is an automotive auction located in Chattanooga, Tennessee, approximately ten miles from the center of that city. The auction was originally formed January 24, 1996, as Chattanooga Auto Auction Limited Liability Company and thereafter continued to operate in its present location until its assets were acquired by the Company on December 26, 2009.  The property consists of approximately 56 acres, mostly paved, with a two-lane test-driving track and several buildings.  The auction arena consists of eight lanes attached to a 25,730 square foot office complex.  The property includes a three lane, 14,800 square foot reconditioning center, a 4,500 square foot vehicle check-in center, and a 3,130 square foot five-bay structure intended for use as a mechanical repair center.

In August, 2009, the Company caused to be formed Acacia Chattanooga Vehicle Auction, Inc. a Tennessee corporation and wholly-owned subsidiary of the Company (“ACVA”). ACVA was formed for the sole purpose of acquiring the assets of the Chattanooga Auto Auction Limited Liability Company, which it did in December of 2009, and operating the auction.

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

Employees

As of December 31, 2009, the company had two officer employees, Steven L. Sample, its Chairman, President and Chief Executive Officer, and John David Bynum, its Vice President and Chief Operating Officer, as well as two other part-time non-executive employees.  Additionally, AAVA, a wholly-owned subsidiary of the Company, employs approximately 25 full and part-time persons, while ACVA, also a wholly-owned subsidiary of the Company, employs approximately 55 full and part-time persons.  The auctions expect to increase the number of employees, both part time and full time, as is required for growth.

The Company, should it be successful in executing its business plan, believes that it will be required to expand its staff to implement the controls necessary to manage a larger organization. This would likely result in the need for a Chief Financial Officer or Corporate Controller as well other officers and managers and basic support personnel. The Company will endeavor to operate with the smallest corporate management staff possible so as to maintain the lowest overhead possible while still effecting sufficient management processes to properly guide the company.

Governmental Regulation

The Company, as with most companies operating vehicle auctions, is subject to various permits and licenses. These include vehicle dealer licenses, auctioneer licenses, business permits and licenses, sales tax permits, and others. The Company believes that it has obtained all permits necessary to function under the current state and federal regulations.

Available Information

Our Web address is www.acacia.bz. The Company attempts to make its electronic filings with the Securities and Exchange Commission (“SEC”) (including all Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports) are available free of charge on the Web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. In addition, information regarding our board of directors is available on our Web site. The information posted on our Web site is not incorporated into this Annual Report on Form 10-K/A.

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

Because We Have Limited Operating History, it is Difficult to Evaluate Our Business.

In 2006, the Company acquired a corporation that had no assets or liabilities after emerging in 2006 from six years in bankruptcy, and the Company began operating in July 2007 with the acquisition of one automobile auction.  Because of our limited operating history, you have very little operating and financial data about us upon which to base an evaluation. You should consider our prospects in light of the risks, expenses and difficulties we may encounter, including those frequently encountered by new companies. If we are unable to execute our plans and grow our business, either as a result of the risks identified in this section or for any other reason, this failure would have a material adverse effect on our results of operations, business prospects, and financial condition.

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

Dependence on Key Personnel

Our future performance depends in significant part upon the continued service of our Vice President and Chief Operating Officer, John David Bynum, and our Chief Executive Officer, Steve “Junior” Sample. The loss of their services could have a material adverse effect on our business, prospects, financial condition and results of operations. The Company does not presently maintain key man life insurance on Mr. Bynum or Mr. Sample, but may obtain such insurance at the discretion of its board of directors for such term as it may deem suitable or desirable. Our future success also depends on our ability to attract and retain highly qualified technical, sales and managerial personnel. Although the Company feels that there is a sufficient pool of talent available, the competition for such personnel can be intense, and there can be no assurance that we can attract, assimilate or retain highly qualified technical, sales and managerial personnel for favorable compensations in the future.

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

Competition

The industry served by the Company is highly competitive across the entire United States and Canada. We currently or potentially compete with a variety of companies. Our first two acquisitions, if any, servicing the Augusta, Georgia, and Chattanooga, Tennessee areas, were acquired July 10, 2007, and December 26, 2009, respectively. We anticipate that the Company’s other early acquisitions, if any, will be in the eastern or central United States, but there is no assurance the Company will be able to adhere to that plan or to make any acquisitions at all.  See “Item 1- Business – Competition.”

Control

The Company is currently controlled by two of its officers and directors who currently own 54.25% of the Company’s issued and outstanding common stock, John David Bynum, the Company’s Vice President and COO, and Steven L. Sample, the Company’s CEO. Mr. Sample and Mr. Bynum will initially retain effective control over the Company’s operations, including the election of a majority of its board of directors, the issuance of additional shares of equity securities, and other matters of corporate governance. Based upon the Company's current business plan, it is anticipated that Mr. Bynum and Mr. Sample will continue to have effective but not ultimate control of the Company well into future, perhaps even after some subsequent private offerings or a public offering.

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

Risks Associated with Expansion

The Company commenced auction operations first in one location and market and then a second, and plans to subsequently expand into other locations and markets.  To date, the Company does not have experience in developing services on a regional or national scale. There can be no assurance that the Company will be able to deploy successfully its services in these markets. There are certain risks inherent in doing business in several diverse markets, such as; unexpected changes in regulatory requirements, potentially adverse tax consequences, local restrictions, controls relating to inter-company communications and technology, difficulties in staffing and managing distant operations, fluctuations in manpower availability, effects of local competition, weather and climactic trends, and customer preferences, any of which could have a material adverse effect on the success of the Company's operations and, consequently, on the Company's business, results of operations, and financial condition.

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

The Company’s full-time salaried Vice President and COO is engaged in ownership of a used car operation in Georgia and purchases and finances vehicles for that operation, and also engages in various real estate transactions, all of which may compete for his time and attention in the Company’s core auction business and related operations.

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

The President and Vice-President of the company serve as directors of the Company as well as officers and directors of the Company’s subsidiary corporations.  Service in those capacities with the subsidiaries is not considered in itself to constitute a conflict of interest on the part of employees or directors of the Company.

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

Item 1B. Unresolved Staff Comments

The Company is in receipt of a comment letter from the Securities and Exchange Commission dated November 22, 2010 (the “Comment Letter”). The Comment Letter propounds thirty (30) comments relating to the Company's: (a) Annual Report on Form 10-K filed for the period ending December 31, 2009; (b) Quarterly Report on Form 10-Q for the period ending September 30, 2009; (c) Quarterly Report on Form 10-Q for the period ending March 31, 2010; and (d) Current Report on Form 8-K dated October 25, 2010. The first amendment on Form 10-K/A, the first amendment on Form 10-Q/A for the period ended September 30, 2009, the first amendment on Form 10-Q/A for the period ended March 31, 2010, and the first amendment to Form 8-K/A for events first reported on September 16, 2009 are filed concomitant herewith in response to the Comment Letter in connection with the presentment of our financial statements, management's discussion and analysis thereof, controls and procedures and information presented on Forms 8-K.

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

As of March 31, 2010, the Company had 125 stockholders of record. We believe that we may also have as many as 250 or more additional beneficial shareholders.

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

Item 6.    Selected Financial Data

Not Applicable

Item 7.    Management's Discussion and Analysis or Plan of Operations

The following summarizes the factors affecting the operating results and financial condition of Acacia Automotive, Inc. This discussion should be read together with the financial statements and the notes to financial statements included elsewhere in this report. In addition to historical financial information, the following discussion and analysis contain forward-looking statements.

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Executive Overview

With the acquisition of the Augusta Auto Auction on July 10, 2007, the Company commenced operations and conducted its first weekly auction under the Company's ownership and management on July 11th of that year.

At the Augusta Auction, in the last half of 2007, the Company made improvements to the physical space, upgraded computer hardware and computer communication infrastructure, and purchased new auction software. For several months the Company was engaged in evaluating personnel and developing the Augusta Auction’s market and operating efficiencies. The new software did not work as anticipated, harming our operation’s efficiency, alienating some customers and creating financial control issues. These problems continued into 2008 when, in July, we abandoned the newer software and upgraded the previous software system. Despite these operating difficulties, we continuously improved our operations and marketing.

With the acquisition of the Chattanooga Auto Auction on December 26, 2009, the Company obtained control of its second auto auction, and conducted its first weekly auction on December 29th of that year.  The Company’s lone operations in fiscal year 2009 were those two operations.

On August 31, 2009, the Company entered into a Management Agreement with the owners of Chattanooga Auto Auction Limited Liability Company, which provided for the Company to temporarily act as manager of that auction for the Seller from September 1, 2009, through December 25, 2009, as it awaited the transfer of ownership of the assets it was to acquire in an Asset Purchase Agreement (see below).  Under the terms of the Management Agreement, the Company was to receive 50% of the net profits of the auction for the period.  However, the Company soon entered into a verbal agreement with the Seller that it would forego the right to any portion of the profits during that period if the Seller would agree to fund certain maintenance, repair, and improvements to the physical plant and premises prior to the Company’s assumption of a lease thereon.  Additionally, there was no accounting of the operations of the Seller for that period provided to the Company until approximately April 1, 2010.  The final result was that there were no profits shared.

The Company's auctions sell vehicles and equipment for automotive dealers and commercial accounts.  In Chattanooga, we perform similar services for the United States General Services Administration ("GSA") of the United States Government and in Augusta for the United States Marshals Service.

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

Discussion Regarding the Auto Auction Industry

Sales of used vehicles totaled 8.9 million units worth $80.5 billion at National Auto Auction Association (NAAA) member auctions in North America in 2009, according to the trade organization’s 13th annual survey. The survey found that while the number of vehicles entering auctions decreased by 14.5% to 14.6 million, the decline in the actual sales of used vehicles was significantly lower due to the largest conversion rate in the history of the survey. These sales of 8.9 million units worth $80.5 billion was down only 5.9% and 3.1%, respectively. Survey data also revealed that the average NAAA auction member operates a 7-lane facility on 78 acres, employs 146 people with a payroll of $3.1 million, and contributes $32,400 annually to charity.  None of these figures include the more numerous auctions that are not members of the NAAA organization. Both the Company's auctions are NAAA members.

Discussion Regarding Car Park (Vehicles in Operation or VIO)

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

Consolidated Operating Results in 2009 and 2008

In 2009 our loss declined to $264,834 from a loss of $895,714 a year earlier. While our revenues increased by about 41%, our costs declined in almost each category of expense, employee expense declining from $848,556 to $671,215, general and administrative expense declining from $740,351 to $654,212, and depreciation and amortization declining from $219,829 to $154,298.

Similar to other industry concerns, the Company includes a category for Cost of Fees Earned in its Consolidated Statements of Operations for the fiscal year ended 2009 and 2008.  This category is similar in content to a cost of goods sold category utilized by many other businesses, and includes certain production costs associated with the operation of the Company, and particularly its operating subsidiary.  Those costs include salaries of auction production personnel with related tax and benefit burdens; auctioneers and ringmen; certain subscribed services; contract labor for lot operations, particularly on sale days and days immediately preceding or following auction days; sale day drivers; arbitration mechanic on sale days; contract towing; pick up and delivery; rental of vehicles or equipment to facilitate operations; direct tools, supplies and equipment; fuel expense for auction operation; maintenance and parts expense for lot operations; vehicle damage associated with lot operations; vehicle transport damage; keys as outside services; title expense; shipping costs including FedEx and related; bailout/reimbursement (contra) expenses, particularly relating to storage and transport of repossession vehicles acquired for auction; ASI costs of goods sold, being an account the auction’s software operating system utilizes for applying costs to certain operations (minimal); buyer’s fee policy allowance; seller’s fee policy allowance; vehicle return allowances, and miscellaneous operations expense.

The category Other Income (Expense) listed in the Company’s Consolidated Statements of Operations for the fiscal year ended 2009 and 2008, represented only 0.7% of consolidated operating revenues in 2009 and 1.5% of consolidated operating revenues in 2008.  Other Income in 2009 included $1,817 in interest income from a $150,000 certificate of deposit held by the Company and from funds held in its checking accounts, an income of $2,130 derived from short-term sublet income on two leased vehicles the Company assigned for use at the Chattanooga facility, an income of $93 resulting from voiding an aged outstanding check, and an income of $8,038 due to an adjustment for credit related to discontinued operating software.  In 2008, Other Income included $5,595 interest income from a $150,000 certificate of deposit held by the Company and from funds held in its checking accounts, but no “Other Income” as a subcategory of that classification.  Other Expense in 2009 included $22,078 in interest paid by the Company, primarily on its line of credit usage, and in 2008 included interest expense of $20,378 for similar uses.  The combination of the above incomes and expenses resulted in a net Total Other Expense to the Company of $10,000 and $14,783 in 2009 and 2008, respectively.

Gain or loss on the sale of assets is included as a component of Operating Expenses on the Company’s Statements of Operations in 2009. In 2009, the Company registered a gain of $873 on disposal of technology equipment, a loss of $2,749 on disposal of a vehicle, and a loss of $762 on disposal of telephone equipment for a net combined loss of $2,638. In 2008 the Company registered a loss of $39,583 on abandonment of defective operating software, and registered a gain of $350 on the sale of a vehicle, for a net combined loss of $39,233, which has been shown as a prior year comparison on the Statements of Operations incorporated within this report.

The Augusta Auction's improving revenues, virtually all of the Company’s 2009 revenues, resulted largely from increased sales volumes at its traditional weekly dealer auction sale dates and from additional sales generated at a second weekly sale held at night.  The public can participate in the night auctions that not only bring increased unit sales volumes, but also generate increased fees as the public is charged more than dealers to participate in the auction. We have also adjusted upward fees charged to dealers participating in the auction to conform the fees more to industry practices.

Our total revenues also grew because of an increase in other revenues.  Other revenues include fees related to transporting units to or from the auction, storage of units, vehicle reconditioning, and, to a lesser extent, title work, making of keys, and other services for buyers and sellers.  In 2009 the Company auctioned a large number of travel trailers, which generated substantial revenues in the prior categories.

The following table sets forth certain information about changes at the Augusta Auto Auction regarding units offered, that is, the number of units brought to the auto auction, entered into the system and offered for sale, the units actually sold, and the conversion rate, that is, the number of units actually sold as a percentage of the number of units brought through the auction for sale, as well as changes in total revenues comparing 2009 and 2008:

Twelve Months
2009 Units Offered vs. 2008	+32%
2009 Units Sold vs. 2008	+25%
2009 Conversion Rate	51%
2008 Conversion Rate	54%
2009 Total Revenues vs. 2008*	+41%

* Includes all revenue streams for both years rather than buy and sell fee revenues only. Does not account for reclassification of certain income items from 2008, which were made such that the prior year's presentation is comparative with the current year's presentation.

Consolidated employee expense declined in 2009 principally because of: (i) the absorption of about $25,000 of Mr. Bynum’s salary by the Chattanooga Auction during the interim period in which we managed that auction under a Management Agreement prior to its acquisition; and, (ii) the departure of another senior executive. General and administrative expense declined about $50,000 reflecting decreased promotional fees and reduced expenditures for professionals. The $65,500 decline in depreciation and amortization costs reflects the conclusion of accruals in the second quarter of 2008 for a non-compete agreement executed in connection with the acquisition of the Augusta Auction. We will continue to accrue an annualized $37,500 per year in amortization expense through mid-year 2017 related to a customer list, also part of the purchase of that auction.

        We lost approximately $20,000 on the Chattanooga Auction in 2009, becoming the owner of that auction on December 26.  In the remaining days of that fiscal year, five days or about 3 1/2 business days, we held one auction resulting in revenues of about $20,000 for the period with about $40,000 of expense.  While management believes that the Chattanooga Auction can obtain profitability, such an outlook is tempered by the fact that Auction has generated significant losses in recent years under prior ownership. While the Company did not receive audited financial information on Chattanooga Auto Auction Limited Liability Company as part of its acquisition, the available financial information reflects net losses in 2009 and 2008 of $1,846,140 and $2,864,351 respectively.  The Company must reverse that trend of substantial losses to become profitable on a consolidated basis. Failure to do so could have a material adverse effect on our results of operations, business prospects, and financial condition.  Financial information provided to the Company by the Sellers of the Chattanooga auction suggest that the business had achieved profitability for the first six months of calendar year 2009, prior to its acquisition by the Company.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles ("GAAP") applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in note 2 of the notes to our financial statements. In general, management's estimates are based on historical experience, information from third party professionals, and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Liquidity and Capital Resources

Our accountants have issued, in their audit report, a going concern opinion reflecting a conclusion that our operations may not be able to continue because of a lack of financial resources.

A given auction will generate large receivables and payables, only part of which are revenues and expenses, representing receivables from purchasers of vehicles and payables to those selling vehicles. Settling these transactions, not only the cash transfers between buyers and sellers but administrative tasks such as title clearance on vehicles, typically takes only a few days after an auction. Frequently, when we hold an auction near the end of a quarter, those unsettled receivables and payables will appear large relative to revenues, particularly since these receivables and payables reflect not only our fees but the sales price of the vehicles, and may distort the ratio of receivables or payables to revenues, causing them to appear exceptionally large.

We must have readily available funds to facilitate these transactions. Accordingly, we have a $300,000 line of credit with Wachovia Bank, N.A. for use by our Augusta Auction, secured by the Company’s deposits at the bank.  Additionally, since 2007 the Company maintained a certificate of deposit with the Wachovia Bank of just over $150,000, partially guaranteeing its $300,000 line of credit for use at the Augusta auction.  This line of credit is payable on demand. The seller of the Chattanooga Auction also arranged for a $2,000,000 line of credit at First Volunteer Bank for general corporate purposes in the normal course of business by the Company’s subsidiary there., That line of credit was secured by the assets of the Chattanooga auction, all of which are guaranteed by the parent Company and personally guaranteed by the Company's CEO, Mr. Sample. The lender, as an individual, placed $2,000,000 cash on deposit with the bank that was linked to the Company’s Chattanooga auction CAR account, such that any cash requirement created on a day-to-day basis would be automatically covered through drafts on the lender’s account at that same bank.  Financing at the Augusta unit has been satisfactory, and liquidity there has been sufficient to maintain the auction’s operations.  The Company only operated the Chattanooga operation for the last five days of 2009, utilizing its credit resources at that location very little in 2009.  This credit line matures December 28, 2012.

We look to our operations to provide the cash flow and cash return on our investment.  The operating cash flow from our Augusta operation has proven sufficient to support those operations in the current manner, and has been sufficient to also support the Parent Company’s operations on a consolidated basis as of the close of the fiscal year 2009.  Going forward, however, the Company may have to reduce overheads, increase cash flow from operations, and/or acquire additional operations sufficient to cover the costs of overheads in order to maintain a positive cash flow. This will depend in large part on the success or lack of success of operations at the new Chattanooga auction.

The Company’s Augusta auction operations continue to flourish and grow, but ultimately could outgrow the present facility. As a result, the Company may ultimately be forced to seek a larger operating facility for its auction operations there, since the auction may not accommodate the desired growth at its present location.  In that event, the Company will be faced with a need to raise additional capital to fund the changes.  There is no assurance the Company will be able to secure the funding to do so, and as a result its future growth opportunities may ultimately be limited.

The Company's cash in fiscal year 2009 was provided by management fee revenues assessed to the Company's Augusta Auto Auction operations and by personal financial support from the Company’s CEO.  The Company had a positive net cash flow as a consolidated entity in 2009, exclusive of cash contributions made by its CEO.  Specifically, the Company posted a positive net cash flow of $15,449 in 2009.

Cash Balance vs. Overdraft

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

The Company will require substantial infusions of working capital or a substantial increase in the cash generated from operations to insure long-term liquidity, and may seek infusions of working capital in the form of equity or debt capital, the former being considered most beneficial to the Company, but not being considered a viable option in the economic conditions the country has experienced in 2009 and 2008.  There is no assurance the Company will be successful in obtaining infusions of capital to fuel its growth.  As such, the Company determined to concentrate on maximizing its opportunities at the auction level, and has heretofore been quite successful in that effort.  The Company’s corporate overhead is not large by industry standards, and could foreseeably be covered by revenues from operations of its units given continuing growth beyond 2009.

Accounts Receivable

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

Revenue Recognition

Revenues and the related costs are recognized when the services are performed. Auction fees from sellers and buyers are recognized upon the sale of the vehicle through the auction process. Most of the vehicles that are sold at auction are consigned to the Company by the seller and held at the Company's facilities. The Company does not take title to these consigned vehicles and recognizes revenue when a service is performed as requested by the owner of the vehicle. The Company does not record the gross selling price of the consigned vehicles sold at auction as revenue. Instead, the Company records only its auction fees and other charges as revenue because it does not take title to the consigned vehicles, has no influence on the vehicle auction selling price agreed to by the seller and buyer at the auction and the fees that the Company receives for its services are generally based on fixed amounts according to locally-published rate schedules. Revenues from reconditioning, logistics, vehicle inspection and certification, titling, and salvage recovery services are generally recognized when the services are performed.

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

Stock-Based Compensation

The Company accounts for stock options in accordance with FASB ASC 505, “Equity,” and FASB ASC 718, “Compensation—stock Compensation. “Accordingly, stock compensation expense has been recognized in the statement of operations based on the grant date fair value of the options for the year ended December 31, 2009.

Under ASC 718 and 505, the fair value of options is estimated at the date of grant using a Black-Scholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. Volatility is determined using historical stock prices over a period consistent with the expected term of the option.

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

On December 31, 2008, the Company issued stock options to purchase 240,000 shares of the Company’s common stock for $.50 per share, with a life of ten (10) years in connection with the Board of Directors authorization. The aggregate value of these stock options was $112,763. These options generally vest over a five-year period.

On November 6, 2009, the Company issued stock options to purchase 195,000 shares of the Company’s common stock for $.10 per share, with a life of ten (10) years in connection with the Board of Directors authorization. The aggregate value of these stock options was $17,550. These options can be exercised upon the discretion of the option holder. Black-Sholes model assumptions were:

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

Warrants

The exercisable outstanding stock purchase warrants for the years ended December 31, 2009 and 2008 were 1,206,250 with a weighted average exercise price of $0.96 per share.

Impairment of Long-Lived Assets and Goodwill

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

Overall, our operations were close to self-funding in 2009 as indicated below. The Company has accrued salaries of $277,250 owed to Mr. Steven Sample, the Company’s Chief Executive Officer and Mr. Tony Moorby, the Company’s President and Chief Operating Officer until December 31, 2008. This deferral of salary is not pursuant to any employment agreement but reflects an accommodation by Messrs. Sample and Moorby to assist the Company’s cash management in 2008 and beyond, and Mr. Sample’s accommodations for periods thereafter.  The Company does not anticipate paying either Mr. Moorby or Mr. Sample in either Preferred or Common stock.

We continue to plan for the expansion of the Company through acquisitions and will have to raise additional capital to fund those acquisitions. Further, we would seek to eventually establish a wholesale vehicle floorplan financing facility for purchasers of automobiles at our auctions, which would also require additional financing.

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

The following table represents the consolidated EBITDA results for the Company during 2009 and 2008:

	Year Ended
	December 31, 2009	December 31, 2008
Net income (loss)	$(274,834)	$(910,497)
Add back:
Income taxes	-	-
Interest expense, net of interest income	20,261	14,783
Depreciation and amortization	154,298	219,829

EBITDA	$(100,275)	$(675,885)

In addition to the non-cash depreciation and amortization, we accrued for the issuance of stock options $64,707 in 2009 and $46,524 in 2008. Subtracting those amounts from the above table reduces the EBITDA totals to $(35,524) and $(629,361) for 2009 and 2008 respectively.  Our improving ability to meet our cash needs from operations and our lines of credit derives from our Augusta operation which, with our credit lines, funded itself in 2009.

Liquidity and Need for Additional Capital

The Company is currently engaged in its plan of seeking to grow through acquisitions as well as through organic means.  To succeed in doing so, the Company will require additional capital, which the Company anticipates raising through sale of Common stock.

The Company’s liquidity in 2009 was supplemented by a $2,000,000 line of credit through an independent source at its Chattanooga Auction operation, and by a $300,000 line of credit with Wachovia Bank, N.A. at its North Augusta location.  Although the Company presently has a certificate of deposit with Wachovia Bank of just over $150,000 guaranteeing its line of credit in North Augusta, both those lines of credit are used for general business purposes and to cover some instances in which payments to dealers selling vehicles through the auctions are advanced prior to collecting payments from buyers of those vehicles.  The Company did not attempt to secure capital through a private placement of its securities in 2009.

In 2008 the Company's liquidity was assisted through the closing of a private placement of $130,000 of Common stock in the second quarter as well as its line of credit in Augusta.  The Company anticipates increasing the size of the available lines of credit as its sales volume grows.  The lenders at Augusta and Chattanooga charge an interest rate equal to: (a) prime plus 1.5% on the outstanding daily balance, if any; and, (b) the greater of (i) the sum of the one month London interbank offered rate (Libor) as published in the Wall Street Journal (or such other publication or reference reasonably selected by the Lender if no longer published in the Wall Street Journal) plus 500 basis points, or (ii) 6.0% percent per annum, respectively.  The line of credit the Company has obtained against its August facility is secured by its demand deposits at the lender, Wachovia Bank, in the approximate amount of $150,000. Conversely, the line of credit the Company holds with regards to its Chattanooga facility is secured by the guarantees of both the Company and its CEO.

The Company may ultimately be compelled to seek a larger operating facility for its Augusta auction operation should the business continue to grow at its present rate.  In addition, the Company desires to ultimately purchase the real property upon which it currently operates its Chattanooga facility. Either or both these plans would require additional capital, which the Company may not be able to obtain.

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

Financing of Planned Expansions and Other Expenditures

If sufficient funding should become available, the Company anticipates making its entry into the wholesale vehicle inventory floor plan financing segment of the industry by providing floor plan and “float” financing to its automobile dealer clients.  Floor plan financing refers to medium-length wholesale financing terms, usually to a maximum of 90 to 120 days. “Float” financing refers to shorter-term wholesale vehicle financing-usually to a maximum of 30 to 60 days, often related to promotional sales activities.

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

Recently Issued Accounting Pronouncements And Recent Accounting Standards

The adoption of these accounting standards had the following impact on the Company’s statements of income and financial condition:

The FASB established the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements issued for interim and annual periods ending after September 15, 2009. The codification has changed the manner in which U.S. GAAP guidance is referenced, but did not have an impact on the consolidated financial position, results of operations or cash flows of the Company.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, for the reasons set forth below, not effective as of December 31, 2009.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, particularly our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)

During the fourth quarter of 2009, the Company did not make changes in its internal control other than its acquisition of the Chattanooga auction discussed below.

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

During fiscal 2009 at the Company's Augusta and parent Company operations, the Company performed reconciliations and account analysis in a timely manner using a fully trained financial accountant.  However, with the acquisition of its Chattanooga subsidiary on December 26, 2009, the Company attempted to reconcile Chattanooga's software and data with the parent Company's software and data, but was unsuccessful in achieving a timely melding of the systems.  In addition, the Company had difficulty in locating financial personnel who were proficient with Chattanooga's software, all of which resulted in failure to reconcile its accounts to the Annual Report in a timely manner.  Ultimately the Company installed its accounting software at the Chattanooga location to establish a parallel accounting system with all its units, allowing for proper reconciliations and consolidation of the operating units and the Parent.  During this period, many reconciliations and account analysis were not performed in a timely manner.  The Company is working to train the appropriate personnel at all locations to improve the speed and accuracy of reconciliations, and is also considering the addition of a qualified controller to its corporate team.  The Company considers that these actions will mitigate this issue in the future.

As with most other independent vehicle auction companies of its size, the Company’s auction sales and accounts receivable software, as a part of its auction operating software, is not integrated with its financial accounting software.   The integration requires additional meticulous steps to be undertaken on a regular basis as well as general business review of business practices reflected by the information. We continue to press for efficient integration of information and seek qualified personnel to effect these processes.

The Company recently suffered a computer server failure at its Augusta location, and discovered that its practices in backing up and protecting certain digital financial data were insufficient.  While the Company backs up its digital data from the auction operating systems on a daily basis, it had not been making daily backups of its financial data.  The data in question covered a period from mid-February to mid-April of 2010, was protected by hard copy financial records, was restored within a short time after the anomaly, and resulted in no loss of financial data, either digital or otherwise.  Although there was no loss or damage, the Company recognized its deficiency in that area and immediately initiated new and improved provisions for protecting and preserving its digital data and information at all locations.

This Annual Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only the management’s report in this Annual Report.

Item 9B.  Other Information

Not applicable

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

The directors and executive officers of the Company, and their respective ages, as of May 15, 2010, and positions held with the Company, were as follows:

Name	Age	Position
Steven L. Sample	62	Director, Chairman of the Board, and Chief Executive Officer
David Bynum	62	Director, Vice President and Chief Operating Officer
Patricia Ann Arnold	53	Secretary
Tony Moorby	61	Director, Chairman of Advisory Board (Not Active)
Danny Gibbs	53	Director
James C. Hunter, MD	52	Director
V. Weldon Hewitt	72	Director
Frank Lawrence	69	Director

Steven L. Sample became a director and officer of the Company in August 2006 when he was named as a Director and Chief Executive Officer.  From January 2004 through December 2005, he served as Executive Director of Sales for ADESA Corporation, a firm that operates automobile auctions throughout the United States and Canada.  From January 2002 through December 2003, he was the General Sales Manager of ADESA’s Ocala, Florida Auto Auction.  From September 1990 through December 2001, he was employed by Mid-America Auto Auction, an ADT Automotive Auction (originally named Anglo-American Auto Auctions) acquired by Manheim Auctions in 2000, with Mr. Sample serving as General Sales Manager.

On May 16, 2007, the registrant named John David Bynum to its board of directors, and on December 31, 2008, named him its Vice President and Chief Operating Officer with an effective date of January 1, 2009.  Since 2006 and prior to joining Acacia, Mr. Bynum has been a manager of Bynum Properties, which is involved in residential and commercial leasing and custom home construction. From October 2000 through April 2006, Mr. Bynum was employed by ADESA Corporation, a publicly held national automobile auction company. Initially Mr. Bynum was a Regional Vice President and in January 2004 was named National Director of Heavy Truck and Equipment Sales. For the twelve years prior to 2000, Mr. Bynum served as General Manager of Southern States Vehicle Auction in Atlanta, Georgia under the ownership of ADT Automotive (previously Anglo-American Auto Auctions) before it was sold to Manheim Auctions.

Tony Moorby joined the Company in October 2006 when he was named as a director and as President and Chief Operating Officer until retiring from that office at the end of December 31, 2008.  After that time, Mr. Moorby continued to serve as a director of the Company and also agreed to serve as Chairman of the Company’s new Advisory Board, although that Advisory Board was never activated by Mr. Moorby.  He assisted the Company with acquisition strategies related to the Chattanooga auction acquisition and participated in certain other matters, including advising on certain portions of the Company's online selling initiatives at the Chattanooga auction.  Beginning in February 2006 he was a Principal of Tony Moorby & Associates, an automotive consultant firm and in June 2006 became a member of the Board of Trustees of the National Independent Automobile Dealers Association (NIADA).  From February 2002 through February 2006, he was Managing Partner of Flying Lion Dealer Services, a dealer services business, and from October 2000 through October 2002 he was Executive Vice President of ADESA Corporation where he was responsible for corporate development.  From January 1997 through October 2000 he was President and Chief Executive Officer of ADT Automotive (previously known as Anglo-American Auto Auctions), an automobile auction company with 28 outlets that was sold to Manheim Auctions in October 2000.  Prior to 1997 and commencing in 1982, Mr. Moorby was employed by ADT Automotive Auctions for the majority of the time as a senior executive.

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

Dr. James C. Hunter was appointed to the board of directors on February 1, 2007.  In April 2008 he was named Chief Medical Officer for the Carolinas Medical Center in Charlotte, North Carolina, where he is responsible for physician credentialing and relations with oversight for all quality efforts. In 2005 and prior to April 2008, he was named Chief Medical Officer, Cape Fear Valley Health System in Fayetteville, North Carolina where he also had similar responsibilities. From 1998 to 2005 he was Senior Vice President of Medical Affairs and Chief Quality Officer of Munroe Regional Health System in Ocala, Florida where he had similar responsibilities. During that time, Dr. Hunter earned his MBA degree. From 1995 to 1998 he served as Director of Inpatient Clinical Affairs, Inpatient Internal Medicine, and Emergency Medicine for two healthcare organizations in Myrtle Beach, South Carolina. Prior to 1995 Dr. Hunter was an Emergency Physician.

V. Weldon Hewitt was appointed to the board of directors on February 1, 2007.  Since 1985 he has been the owner and Chief Executive Officer of Hewitt Marketing, Inc., which provides original equipment manufacture radios and other media devices and electronics, mobile cellular telephones, power-actuated equipment and accessories to many major vehicle manufacturers.  Prior to 1985, Mr. Hewitt founded and served as Chief Executive Officer of an original equipment manufacturer that attained as high as $20,000,000 in annual revenues providing audio systems for new luxury cars.

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

EXECUTIVE STOCK OPTION GRANTS
(YEAR ENDED DECEMBER 31, 2009)

	Number of	Number of
	Securities	Securities	Weighted
	Underlying	Underlying	Average
	Unexercised Options	Unexercised Options	Per Share	Expiration
Name	Exercisable	Unexercisable	Exercise Price	Dates
Steven L. Sample*	475,000	-	$1.00	5/29/2017
David Bynum	5,333	4,667	0.875	5/16/2017
	6,500	6,500	0.80	11/02/2017
	3,250	11,750	0.50	12/31/2018
	21,667	78,333	0.50	12/31/2018
	1,667	48,333	0.10	11/06/2019
Patricia Arnold	10,000	-	$0.05	2/01/2017
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

Director Compensation

Directors of the Company presently serve without compensation except under the Acacia Automotive, Inc. 2007 Stock Incentive Plan adopted on February 1, 2007 for which each non-employee director of the Company is granted an option to acquire an initial 10,000 shares of Common Stock and 15,000 additional options upon election to a full term and annually thereafter. In 2009, each non-employee director was granted options to acquire 15,000 shares of Common Stock at an exercise price of $0.10 per share.  In addition, certain non-employee directors received additional options for service on Committees of the Board of Directors and for service in chairing or acting as the expert for those Committees.

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

Change of Control

On August 15, 2006, Steven L. Sample agreed to acquire control of Gibbs Construction, Inc., an inactive corporation that had been in bankruptcy since 2000.  To do so, he acquired for $50,000, 4,000,000 shares, or 46.7%, of the 8,561,000 issued and outstanding shares of Common Stock of the registrant, then Gibbs Construction, Inc., from Thacker Asset Management, LLC (TAM) and its associates.  In addition Mr. Sample paid expenses totaling $138,862, such expenses including the costs associated with completing the bankruptcy proceedings and costs such as arranging for the Company’s SEC filings to be brought current, after which the registrant agreed to effect a one for eight reverse stock split, to issue to Mr. Sample an additional 8,117,500 shares of Common Stock and 500,000 shares of Preferred stock.  For the assistance of Harry K. Myers, a principal of Baker #1, Ltd., the entity owning TAM, the registrant agreed to issue to him 25,000 shares of Preferred stock and 450,000 shares of Common Stock.

To fulfill its obligations under this agreement, the registrant’s board of directors recommended that its stockholders amend its corporate charter to effect a one for eight reverse stock split, to increase the number of authorized shares of Common Stock to 150,000,000 and to create and establish a series of Preferred stock.  The distinguishing feature of the Preferred stock was that each share had 50 votes, but if Mr. Sample or the other recipient transferred the shares to any other entity other than for estate planning purposes, the shares automatically converted on a share for share basis to Common Stock and, in any event, would automatically convert to Common Stock upon the death of either recipient. On May 29, 2007, Mr. Sample exchanged his Preferred shares for an equal number of Common shares of the Company and a number of warrants to purchase Common shares.

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

The seller of the Chattanooga Auction has arranged for a $2,000,000 line of credit for use of the Company's Chattanooga subsidiary. As such, that line of credit was available to the Company for general corporate purposes in the normal course of business, including but not limited to instances in which payments to dealers selling vehicles through the auction are advanced prior to collecting payments from buyers of those vehicles.  That line of credit is secured by the assets of the Chattanooga Auction and guaranteed by the parent Company, and is also personally guaranteed by the parent Company's CEO, Mr. Sample.

The Company provides automobiles for the use of Mr. Bynum, Mr. Sample, as well as selected management and sales employees at the auction level.

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

ACACIA AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
REVENUES
Buyers fees	$606,534	$447,751
Sellers fees	533,039	535,858
Other revenue	271,852	15,363
Total Revenues	1,411,425	998,972
OPERATING EXPENSES
Cost of fees earned	196,534	85,950
Employee compensation	671,215	848,556
General and administrative	654,212	740,351
Depreciation and amortization	154,298	219,829
Total Operating Expenses	1,673,621	1,855,453
Operating loss before other income (expense) and income taxes	(264,834)	(895,714)

OTHER INCOME (EXPENSE)
Interest income	1,817	5,595
Other income	10,261	-
Interest expense	(22,078)	(20,378)
Total Other Income (Expense)	(10,000)	(14,783)
INCOME TAX	-	-
NET LOSS	$(274,834)	$(910,497)

BASIC AND DILUTED LOSS PER SHARE
Loss per share	$(0.02)	$(0.08)
Weighted average shares outstanding	12,063,017	12,017,524

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

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 - THE COMPANY

Acacia Automotive, Inc. (“Acacia” or the “Company”) is engaged in acquiring and operating auctions that sell automobiles, trucks, equipment, boats, motor homes, RVs, and other related vehicles.  Currently, Acacia owns and operates one auction in North Augusta, South Carolina, and one auction in Chattanooga, Tennessee.

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

CERTIFICATE OF DEPOSIT (RESTRICTED) – The Company holds a $150,000 certificate of deposit maturing July 26, 2010, that is pledged as a partial compensating balance for the line of credit of Augusta Auto Auction.  The certificate renewed October 26, 2009, for nine months.

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

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 3 - RELATED PARTY TRANSACTIONS - (Continued)

The Company grants 10,000 Common Share Purchase Options to each of its outside directors upon their appointment in accordance to the Acacia Automotive, Inc. 2007 Stock Incentive Plan. Additionally, 15,000 Common Share Purchase Options are granted to each eligible director for each year of elected annual service to the Company.

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

	Non-Compete	Customer List	Total
Asset Cost	$266,134	$375,000	$641,134

Accumulated Amortization	$(266,134)	$(93,750)	$(359,884)
	$-	$281,250	$281,250

Future estimated amortization expense at the Augusta operation is:

2010	$37,500
2011	37,500
2012	37,500
2013	37,500
2014	37,500
Thereafter	93,750
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

NOTE 10 - NON-CASH INVESTING AND FINANCING ACTIVITIES

During 2008, non-cash investing and financing activities included software financing for $25,000 and a capital equipment lease for $31,519.  During 2009, non-cash investing and financing activities included common stock issued for services for $2,800, vehicle and equipment financing for $115,000, and capital equipment leases amounting to $70,859.  The following table further displays the Company’s 2009 and 2008 non-cash investing and financing activities:

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

The Company has determined that its previously reported financial results for the three months and nine months ended September 30, 2009 and three months ended September 30, 2008 were not reviewed by the Company’s auditors, but the Company, through an unintentional oversight, failed to label those results as “Not Reviewed”.  The annual financial results of the Company were audited in 2009 and 2008.  We further determined that the discussion provided in various parts of the report were not adequate to properly set forth the Company’s views.

Accordingly, we have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of these errors, and have made disclosures of certain prior quarterly financial information as “Not Reviewed” where applicable.

Management does not consider any of the prior reported quarterly financial information to be materially deficient, and the Company’s annual financial information was audited in 2009 and 2008.  As such, this Amendment does not address any material changes to the financial statements of the Company, but is changed to properly reference those periods in which the quarterly financial statements were not reviewed by the Company’s outside auditors.

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

Acacia Automotive, Inc.

Date: October 19, 2012	By:	/s/ Steven L. Sample
Steven L. Sample
CEO, President, and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven L. Sample	Director	October 19, 2012
Steven L. Sample