Form 10-Q/A
period 2010-03-31
Acacia Diversified Holdings, Inc.
filed 2012-10-19
CIK 1001463

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

Explanatory Note

Overview of Amendment on this Form 10-Q/A

This first amendment on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q (the “Original Quarterly Report”) for the quarter ended March 31, 2010, which was originally filed with the Securities and Exchange Commission (the “SEC”) on July 23, 2010. We are filing this Amendment in response to a comment letter received from the SEC (the “Comment Letter”) in connection with its review of the Original Quarterly Report.

This Amended report is therefore being filed to supplement and amend information provided in the Quarterly Report on Form 10-Q for the three months ended March 31, 2009 filed on July 23, 2010 by Acacia Diversified Holdings, Inc. f/k/a Acacia Automotive, Inc. in order to fully disclose information then-disclosed in its financial results and in its Management’s Discussion and Analysis of Financial Condition and Results of Operations. On July 26, 2012, the shareholders of the Company voted to change the name of the Company to Acacia Diversified Holdings, Inc.

We have determined that our previously reported financial results for the three months ended March 31, 2009 were not reviewed by the Company’s auditors. However, by reason of unintentional oversight, the Company erroneously failed to label those results as having been “Not Reviewed”.  Notwithstanding the foregoing, the annual financial results of the Company were audited in 2009 and 2008.

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

In light of the amendments provided herein, readers are warned to not rely on the information disclosed for those three months ended March 31, 2009 as reported on Form 10-Q by the Company on July 23, 2010.  Except to the extent relating to the restatement of our financial statements and other financial information described above, the financial statements and other disclosure in this Form 10-Q/A do not reflect any events that have occurred after this Form 10-Q was initially filed on July 23, 2010. That is, the Company does not make any attempt herein to disclose or otherwise account for events subsequent to the periods contemplated herein, other than those events specifically referenced herein.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA AUTOMOTIVE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
CURRENT ASSETS
Cash	$8,971	$21,035
Certificate of Deposit (Restricted)	150,096	150,041
Accounts receivable	803,637	315,822
Shareholder receivable	36,500	-
Employee receivable	168	-
Deposits and prepaid expenses	59,810	41,146
Total Current Assets	1,059,182	528,044

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $111,701 and $92,005 in 2010 and 2009, respectively	328,000	305,487
OTHER ASSETS
Goodwill	427,929	427,929

Customer list and Non-Compete Agreement, net of amortization of $369,259 and $359,884 respectively	271,875	281,250
Total Other Assets	699,804	709,179
TOTAL ASSETS	$2,086,986	$1,542,710
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$331,029	$92,186
Accounts payable	629,476	371,611
Accrued liabilities	453,815	378,476
Line of credit	197,000	265,000
Capital lease obligations, current portion	25,368	31,362
Total Current Liabilities	1,636,688	1,138,635
NONCURRENT LIABILTIES
Revolving loan	225,370	92,024
Capital lease obligations, less current portion	59,382	47,320
TOTAL LIABILITIES	1,921,440	1,277,979
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized;
12,082,524 shares issued and outstanding.	12,082	12,082
Additional paid-in capital	11,294,228	11,277,668
Retained deficit	(11,140,764)	(11,025,019)
TOTAL STOCKHOLDERS' EQUITY	165,546	264,731

TOTAL STOCKHOLDERS' EQUITY AND LIABILITES	$2,086,986	$1,542,710

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010 (Unaudited)	2009 (Not Reviewed)
REVENUES
Total Revenues	$978,144	$321,650
OPERATING EXPENSES
Cost of services (exclusive of depreciation and amortization)	136,228	81,351
General and administrative	920,900	217,265
Depreciation and amortization	29,455	54,176
Loss on sale of assets	2,617	761
Total operating expenses	1,089,200	353,553
Operating income (loss) before other income (expense) and income taxes	(111,056)	(31,903)
OTHER INCOME (EXPENSE)
Interest Income	206	444
Interest Expense	(4,895)	(5,985)
Total Other Income (Expense)	(4,689)	(5,541)
Income Tax	-	-
Net loss	$(115,745)	$(37,444)
BASIC AND DILUTED LOSS PER SHARE
Weighted average shares outstanding	12,063,017	12,017,524
Earnings (Loss) per share	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009
	(Unaudited)	(Not Reviewed)
Cash flows from operating activities
Net loss	$(115,745)	$(37,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,455	54,176
Stock options and warrants issued for services	16,560	16,177
Loss on disposal of assets	2,617	761
Changes in operating assets and liabilities
Certificate of deposit (restricted)	(55)
Accounts receivable	(487,983)	149,420
Shareholder receivable	(36,500)	-
Deposits and prepaid expenses	(18,664)	1,681
Accounts payable	257,865	(94,764)
Accrued liabilities	75,339	33,732
Net cash flow provided (used in) operating activities	(277,111)	123,739
Cash flows provided (used) from investing activities	-
Interest withdrawal from CD	-	6,959
Proceeds from sale of assets	20,000	-
Purchase of property and equipment	(65,210)	(5,013)
Net cash provided (used) from investing activities	(45,210)	1,946
Cash flows provided (used) from financing activities		-
Cash overdrafts	238,843	-
Shareholder payables	-	1,511
Borrowings and repayments from/on line of credit and revolver	65,346	(89,000)
Capital lease borrowings/payments	6,068	(1,584)
Net cash provided (used) by financing activities	310,257	(89,073)
Net increase (decrease) in cash and cash equivalents	(12,064)	36,612
Cash at beginning of period	21,035	5,586
Cash at end of period	$8,971	$42,198

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

CONSOLIDATION

The Company owns 100% of the voting stock of Acacia Augusta Vehicle Auction, Inc. and 100% of the voting stock of Acacia Chattanooga Vehicle Auction, Inc.  Following December 26, 2009, the Company’s consolidated financial statements include the accounts of the Company, Acacia Augusta Vehicle Auction, Inc., and Acacia Chattanooga Vehicle Auction, Inc.   All significant intercompany accounts and transactions are eliminated in consolidation.  (See Note 2 – Subsequent Events)

NOTE 2 – SUBSEQUENT EVENTS – BUSINESS COMBINATION

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

On August 31, 2009, simultaneous with execution of the Management Agreement, the Company executed documents to purchase certain assets and the related business of Chattanooga Auto Auction Limited Liability Company through the Company’s newly-formed wholly-owned subsidiary, Acacia Chattanooga Vehicle Auction, Inc., which then operated the auction from a leased facility in Chattanooga, Tennessee.  The assignment of assets occurred on December 26, 2009, as the Company commenced operations at that location under the name of Acacia Chattanooga Vehicle Auction, Inc. d/b/a Chattanooga Auto Auction, and was accounted for under the purchase method of accounting.  The results of operations for the Acacia Chattanooga Auto Auction, Inc. business were included in the Company’s financial statements beginning with the Annual Report 10-K for the period ended December 31, 2009.

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

In its Current Report on Form 8-K filed December 30, 2009 the Company indicated that: (a) the acquisition of the Chattanooga Auction had closed; (b) that the line of credit provided to the Company’s Chattanooga subsidiary (as borrower) by Alexis Ann Jacobs (as lender) was increased from $1.5 to $2.0 million with the terms of that credit line amended to allow the Company to use the finds for “general corporate purposes in the normal course of business”; and, (c) that the original transaction documents were in fact filed with the Form 8-K dated September 16, 2009.  The Company, through an unintentional oversight, failed to include changed or updated documents with that Form 8-K.  The Company filed concomitant herewith an Amended Current Report on Form 8-K/A dated October 19, 2012 to fully disclose the amended documents

The Company has determined that its previously reported financial results for the three months and nine months ended September 30, 2009 and three months ended March 31, 2009 were not reviewed by the Company’s auditors, but by reason of unintentional oversight the Company erroneously failed to label those results as “Not Reviewed”.  The annual financial results of the Company were audited in 2009 and 2008.  We further determined that the discussion provided in various parts of the report were not adequate to properly set forth the Company’s views.

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

NOTE 3 – GOING CONCERN

 As of March 31, 2010, the Company had limited liquid assets and its revenues were not sufficient to meet the Company's obligations as they come due and are insufficient to satisfy expenses relating to the expansion of the Company.  These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans include attempting to find additional operational auto auctions to buy and raising funds from the public through a stock offering. Management intends to make every effort to identify and develop sources of funds.  There is can be no assurance that Management’s plans will be successful and should they not be, the Company may be compelled to cease operations.

Item 1B. Unresolved Staff Comments

The Company is in receipt of a comment letter from the Securities and Exchange Commission dated November 22, 2010 (the “Comment Letter”). The Comment Letter propounds thirty (30) comments relating to the Company's: (a) Annual Report on Form 10-K filed for the period ending December 31, 2009; (b) Quarterly Report on Form 10-Q for the period ending September 30, 2009; (c) Quarterly Report on Form 10-Q for the period ending March 31, 2010; and (d) Current Report on Form 8-K dated October 25, 2010. The first amendment on Form 10-K/A, the first amendment on Form 10-Q/A for the period ended September 30, 2009, the first amendment on Form 10-Q/A for the period ended March 31, 2010 and the first Amendment on Form 8-K/A for events first reported on September 16, 2009 are filed concomitant herewith in response to the Comment Letter in connection with the presentment of our financial statements, management's discussion and analysis thereof, controls and procedures and information presented on Forms 8-K.

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

During the first quarter of 2010, wholesale automotive markets improved throughout the entire U.S. as compared to previous year’s levels. While lower volumes of vehicles continue to be available to the wholesale markets as compared to pre-recessionary periods, the constrictions are not sufficient to preclude profitability, especially at auctions.  During previous periods of economic downturns and recession, the automotive auction industry has traditionally fared well compared to many other industries. This period has proved to be similar.

New vehicle sales in the first quarter of 2010 showed an increase of approximately 15% over the same period in 2009, shedding a positive light on industry improvement.  On October 21, 2009 Reuters reported U.S. auto sales are projected to rise nearly one-fifth to 11.8 million units in 2010, according to industry tracking firm CSM Worldwide, citing signs that the worst of the economic downturn had passed.  Sales of 11.8 million units would represent the first year-on-year increase in U.S. light vehicle sales since 2005.

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

Post Bankruptcy Restructuring

In events leading to June 26, 2006, Steven L. Sample, the Company’s current CEO, acquired TAM’s Common stock and paid the remaining costs of the bankruptcy for Gibbs Construction, after which the bankruptcy trustee requested and received an Order for Final Decree.

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

Discussion Regarding Management Fees

In the same fashion as some other auction holding companies, the Company generates revenues to pay its corporate overhead by assessing fees to its operating units.  These fees, designated as Intercompany Charges or Management Fees, appear as Other Expense below the Net Ordinary Income line on the operating units’ income statements and as income on the parent company’s operating statements.  In 2009, the Company’s Augusta Auto Auction unit, its only operating unit for all but 6 days of that year, generated a profit of $271,892 before assessment of Management Fees at $25,000 per month, and sustaining a net loss of $28,108 for the year after the assessment of Management Fees.  In 2010, the Company has continued assessing the same $25,000 monthly Management Fee to its Augusta auction, anticipating an additional assessment at year end, and effective January 1st also allocated a $35,000 monthly Management Fee to its Chattanooga auction unit assessed as its share of the Company’s corporate overhead with an anticipation of additional year-end assessments based on performance.  As a result of the newness of the Chattanooga operation, the complexities of combining that material acquisition into our management system and consolidated financial reporting, and a final decision on the Management Fee allocation for that auction not being announced to the Company’s management until February 2010, the Management Fee for the Chattanooga auction was not yet reflected as an operating expense in that auction’s financial reports for Q1 of 2010, although amounts were allocated as Intercompany Charges on the Company’s balance sheet during that period with provisions to report those costs going forward.  Management Fees, as with all significant intercompany accounts and transactions, are eliminated in consolidation.

Discussion Regarding the Company’s First and Second Acquired Operating Entities

With the acquisition of the Augusta Auto Auction on July 10, 2007, the Company commenced operations, and conducted its first weekly auction on July 11th under Acacia’s management.  The Company’s only operations were those operations until the acquisition of its second automotive auction in late 2009.  With the acquisition of Chattanooga Auto Auction on December 26, 2009, the Company has two operating entities.  The Chattanooga action conducted its first weekly auction under our ownership on December 29, 2009.

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

 Chattanooga Auto Auction

The Company’s Chattanooga subsidiary did not have operations in 2009, and as such cannot make statements as to those operations, comparative or otherwise.

On December 26, 2009, the Company acquired the assets of Chattanooga Auto Auction Limited Liability Company and has thereafter operated an auction at the same location as Acacia Chattanooga Vehicle Auction, Inc., a wholly owned subsidiary of Acacia Automotive, Inc.  While management believes that the Chattanooga Auction can obtain profitability, management notes that the Auction has generated significant losses in recent years under prior ownership. While the Company did not receive audited financial information on Chattanooga Auto Auction Limited Liability Company as part of its acquisition, the available financial information reflects net losses in 2009 and 2008 of $1,846,140 and $2,864,351 respectively.  The Company must reverse that trend of substantial losses to become profitable on a consolidated basis. Failure to do so could have a material adverse effect on our results of operations, business prospects, and financial condition.  Financial information provided to the Company by the Sellers of the Chattanooga auction suggest that the business had achieved profitability for the first six months of calendar year 2009, prior to its acquisition by the Company.

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

The first quarter of 2010 saw a 15.7% increase in the number of vehicles sold and an increase of 17.5% in units offered at the Chattanooga Auto Auction operation versus the same period in the previous year.  The Company has consistently shown improvement at its operating units even during recessionary periods and a generally difficult economy.

Chattanooga Auto Auction*	2010
Units Offered vs. Q1 2009	+17.5%
Units Sold vs. Q1 2009	+15.7%
Conversion Rate Q1 2009	52.4%
Conversion Rate Q1 2010	51.6%

*  Sales statistics taken from the Seller’s prior ASI auction operating software provided data for comparisons with the Company’s current results at the Chattanooga Auction location.

The Company has been engaged in extensive maintenance and repair of the facility and its infrastructure in restoring it to optimum condition and operating efficiency.  The Chattanooga facility is significantly larger than Augusta's, has a monthly rent of approximately $63,000 per quarter compared to approximately $13,000 in Augusta, and will require a similar effort as that devoted to Augusta to utilize the facility effectively and develop its potential. In the first quarter of 2010, we also incurred approximately $27,000 in expense for repairs and maintenance to the facility and equipment, the bulk of which expenses that will largely be considered as non-recurring after Q3 of this year. Additionally, the Company has been engaged in implementing new procedures and standards at that auction, including the expenditure of approximately $62,000 for marketing, advertising, and promotional activities to establish itself under new ownership, as well as the addition or replacement of certain personnel, all of which has required substantial additional time, attention, and expense.  While not yet profitable, the Chattanooga auction has displayed measurable growth under Acacia’s management versus previous periods since the Company assumed management control September 1, 2009, under a short term Management Agreement with the previous owners as the parties awaited the closing and transfer of assets at December 26, 2009.  The Company sees continued improvement toward profitability, anticipated to be as soon as 2011 or possibly later this year.

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

We incurred a combined operating loss from our two auction operating entities of about $4,300, that loss excluding corporate overhead expenses charged to the subsidiary units as Management Fees, with the profit from our Augusta operations being offset by the loss from our Chattanooga operations.  On a consolidated basis, the Company lost $115,745 in the first quarter of 2010, compared to a loss of $37,444 in the first quarter of 2009, the Company incurring in 2010 non-cash charges of $46,015 for depreciation expense and for ratable charges of $16,560 for previously issued options and warrants.

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

The following tables represent the consolidated EBITDA results for the Company during the first quarter of 2010 and 2009:

	Quarter Ended
	March 31, 2010 (Unaudited)	March 31, 2009 (Not Reviewed)
Net income (loss)	$(115,745)	$(37,144)
Add back:
Income taxes	-	-
Interest expense, net of interest income	4,689	5,541
Depreciation and amortization	29,455	54,176

EBITDA	$(81,601)	$22,573

In addition to the non-cash depreciation and amortization expenses, we accrued for the issuance of stock options and warrants $16,560 in Q1 of 2010 and $16,177 in Q1 2009. Subtracting those amounts from the above table increases/decreases the totals to $(65,041) and $38,750 for 2010 and 2009 respectively.  Our failure to meet our cash needs from operations during Q1 of 2010 derives from our losses at the newly-acquired Chattanooga operation, although the majority of those losses are offset by profits the Augusta operation which, with our credit lines, more than funded itself in 2009 and continues to do so in 2010.

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

As of March 31, 2010, the Company has accrued salaries of $262,250 owed to Mr. Steven Sample, the Company’s Chief Executive Officer and Mr. Tony Moorby, the Company’s President and Chief Operating Officer until December 31, 2008. This deferral of salary is not pursuant to any employment agreement but reflects an accommodation by Messrs. Sample and Moorby to assist the Company’s cash management in 2008 and beyond, and Mr. Sample’s accommodations for periods thereafter.  The Company does not anticipate paying either Mr. Moorby or Mr. Sample in either Preferred or Common stock.

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

We look to our operations to provide the cash flow and cash return on our investment.  The operating cash flow from our Augusta operation has proven sufficient to support those operations in the current manner, and had been sufficient to also support the Parent Company’s operations on a consolidated basis as of the close of the fiscal year 2009.  With the addition of the new Chattanooga auction operation, cash flow has not been sufficient at that auction to support its own operations, and in conjunction with the Augusta auction is not currently able to support the Company’s consolidated operations. Going forward, the Company will have to reduce overheads, increase cash flow from operations, and/or acquire additional operations sufficient to cover the costs of overheads in order to maintain a positive cash flow. This will depend in large part on the success or lack of success of operations at the new Chattanooga auction combined with continuing successful operations at the Augusta auction.

The parent Company’s liquidity in 2009 was provided by management fee revenues assessed to the Company's Augusta Auto Auction operations and by personal financial support from the Company’s CEO.  The Company had a positive operating cash flow as a consolidated entity in 2009, largely as a result of these factors.  The parent Company’s liquidity in the first quarter of 2010 was provided by management fee revenues assessed to both its operating auction units and by personal financial support of the Company’s CEO.

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

Additionally, a $2,000,000 line of credit was negotiated the seller of the Chattanooga Auction at First Volunteer Bank for general corporate purposes in the normal course of business by the Company’s subsidiary there. That line of credit is secured by the assets of the Chattanooga auction, all of which are further guaranteed by the parent Company and personally guaranteed by the Company's CEO, Mr. Sample. The lender, Alexis Ann Jacobs, placed $2,000,000 cash on deposit with the bank that was linked to the Company’s Chattanooga auction CAR account, such that any cash requirement created on a day-to-day basis would be automatically covered through drafts on the lender’s account at that same bank.  Financing at the Augusta unit has been satisfactory, and liquidity there has been sufficient to maintain the auction’s operations.  In 2009, the Company only operated the Chattanooga operation for the last five days of that year, utilizing its credit resources at that location very little.  The Company’s Chattanooga subsidiary utilized the credit line at that location to a fuller extent in the normal course of business in 2010.  This credit line matures December 28, 2012.

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

Both those lines of credit in Augusta and Chattanooga are used for general corporate purposes in the normal course of business and to cover some instances in which payments to dealers selling vehicles through the auctions are advanced prior to collecting payments from buyers of those vehicles.  The Company anticipates increasing the size of the available line of credit in Augusta as its sales volume grows.

A given auction will generate large receivables and payables, only part of which are revenues and expenses, representing receivables from purchasers of vehicles and payables to those selling vehicles. Settling these transactions, not only the cash transfers between buyers and sellers but administrative tasks such as title clearance on vehicles, typically takes only a few days after an auction. Frequently, when we hold an auction near the end of a quarter, those unsettled receivables and payables will appear large relative to revenues, particularly since these receivables and payables reflect not only our fees but the sales price of the vehicles, and may distort the ratio of receivables or payables to revenues, causing them to appear exceptionally large.  We must have readily available funds to facilitate these transactions, funds which are made available to our operations in the forms of the lines of credit.

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

The Company is currently engaged in its plan of seeking to grow through acquisitions as well as through organic means.  To succeed in doing so, the Company will require additional capital, which the Company anticipates raising through sale of Common stock, but does not yet have a planned date or target amount for any such offering. Moreover, no guarantees can be made that, should the Company endeavor to sell its equity securities, that it will be able to find willing buyers for such securities.  The Company did not attempt to secure capital through a private placement of its securities in 2009 or 2010, and does not expect to secure capital in that manner in the short term in 2010.

Cash Balances vs. Overdrafts

Our auction operating software accounts for checks made as payments to sellers when written, even though they may not actually be issued to the seller, since the sellers are only paid when they actually present to the auction a title representing ownership in any unit sold.  Additionally, the auction’s rules require that it cannot deposit the buyer’s funds until we provide him with the title representing ownership of the vehicle purchased.  The auction’s operating software systems, however, creates a check or “virtual” check immediately following sale of the unit, whether or not the title has been presented.  Hence, the operating and thus, financial, systems reflect that we have issued a large number of checks to sellers when, in fact, they have on been “virtually” issued but not “physically” issued, resulting in the appearance that funds have been paid to sellers when in fact they have not yet been released.  In those instances where the title has not yet been presented, and where the system indicates that a virtual payment has been made to the seller, the auction is also not allowed to deposit the purchase payment funds from the buyers of those units, thus making it appear as if our CAR (checking) account is overdrafted – when in truth and in fact it is not. Thus, we actually have a cash balance in the CAR account, generally quite significantly so, while the system shows as a virtual concept that the account is overdrafted.  The software system used by the auction is provided by Auction Software, Inc. (ASI), is in use by nearly 90 independent auctions, is the most common independent auction operating system in use in the United States, and is in the opinion of the auction the best software available for its use at this time.  One must therefore review the balance sheet to see the number of ASI payables and ASI receivables and look at the cash in the account to determine the actual status.  That appears to be common practice in this type of industry.  The actual overdraft account as depicted in the Company’s financial reporting is reviewed by the Company’s auditors to reflect outstanding checks to the CAR Account and insure accurate reporting.

The Company will require substantial infusions of working capital or a substantial increase in the cash generated from operations to insure long-term liquidity, and may seek infusions of working capital in the form of equity or debt capital, the former being considered most beneficial to the Company, but not being considered a viable option in the economic conditions the country has experienced in 2009 and 2008 and continuing into the current period.  There is no assurance the Company will be successful in obtaining infusions of capital to fuel its growth.  As such, the Company determined to concentrate on maximizing its opportunities at the auction level, and has heretofore been quite successful in that effort.  The Company’s corporate overhead is not large by industry standards, and could foreseeably be covered by revenues from operations of its units given continuing growth at its Augusta operation and a stabilization of the new operations at its Chattanooga operation.

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

Chattanooga Auto Auction, having only been recently acquired, has not been brought to profitability and is not operating on a cash flow positive basis.  As a result of the negative cash flow posture at Chattanooga, our current operations do not provide sufficient cash flow to cover fully our corporate activity on an ongoing basis, essentially our executive officers, administrative overhead, and overhead that includes the cost of lawyers and accountants required to be publicly held.

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

Financing of Planned Expansions and Other Expenditures

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

With the acquisition of the Chattanooga auction in December of 2009 to augment its Augusta auction operation, the Company considers those first two automobile auctions as indicative of the basis of services rendered by the Company.  The Company will have to raise cash to acquire additional automobile auctions, possibly through the sale of Common Stock.

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

The Company’s full-time salaried Vice President and COO is engaged in ownership of a used car operation in Georgia and buys and finances vehicles for that operation, and also engages in various real estate transactions, all of which may compete for his time and attention in the Company’s core auction business and related operations.

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

The President and Vice-President of the company serve as directors of the Company as well as officers and directors of the Company’s subsidiary corporations.  Service in those capacities with the subsidiaries is not considered in itself to constitute a conflict of interest on the part of those employee/directors.

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

Changes in Internal Control over Financial Reporting

In the course of conducting our audit for the fiscal year 2009, our auditor, Killman, Murrell & Company, P.C. indicated that we have three material weaknesses: (i) Reconciliations and account analysis were not performed in a timely manner as the Company did not have fully trained financial accounting personnel, which resulted in adjusting journal entries; (ii) The sales and accounts receivable software is not integrated with the financial accounting software and accounting personnel did not perform routine reconciliations of data entered on the sales reporting system to appropriate control accounts in the general ledger system with reconciliations made in the aggregate without individual account scrutiny regardless of materiality; and (iii) Before the audit sign off date the Company suffered a computer server system failure. Even though there was no apparent loss of data, there was a failure of operations personnel to perform systematic and recurring data backups on a routine basis.

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

The Company suffered a server failure at its Augusta location in February of 2010, and discovered that its practices in backing up and protecting certain digital financial data were insufficient.  While the Company currently backs up its digital data from the auction operating systems on a daily basis, it had not been making daily backups of its financial data.  The data in question covered a period from mid-February to mid-April of 2010, was protected by hard copy financial records, was fully restored within a short time after the anomaly, and resulted in no compromise or loss of financial data, either digital or otherwise.  Although there was no loss or damage, the Company recognized its deficiency in that area and immediately initiated new and improved provisions for protecting and preserving its digital data and information at all locations.

PART II OTHER INFORMATION

Item 5. Other Information.

The Company’s Balance Sheets as of March 31, 2009, the Statement of Operations for three months ended March 31, 2009, and the Statement of Cash Flows for the three months ended March 31, 2009 were not reviewed by the Company’s independent accountants and as such are deemed deficient.  The Company believes that this information, nonetheless, is not materially inaccurate and the information for the periods referred to are included in the audited information set forth in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009.  As such, the Company has no current plan to address this deficiency.

During Q1 2010, the Company's CEO acquired 20,114 shares of the Company's Common stock by purchasing them on the open market at an average price per share of $0.302.  Those transactions were reported by him as the Reporting Person on SEC Forms 4 dated 1/15, 1/19, 2/4, 2/11, 2/18, 2/23, and 3/11 of 2010.  During Q2 2010, the Company’s CEO acquired an additional 500 shares of the Company’s stock by purchasing them on the open market at an average price per share of $0.927 per share.  Those transactions were reported by him as the Reporting person on SEC Forms 4 dated 4/6, 5/4, and 5/14 of 2010.  The CEO, as the Reporting Person, has never sold any shares of the Company and does not currently have any plans to do so.

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