Form 10-Q
period 2010-06-30
Acacia Diversified Holdings, Inc.
filed 2012-10-19
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2010:  12,082,524.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA AUTOMOTIVE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$9,957	$21,035
Certificate of Deposit (Restricted)	150,152	150,041
Accounts receivable	580,703	208,546
Deposits and prepaid expenses	12,344	18,006
Assets of discontinued operations	-	250,416
Total Current Assets	753,156	648,044
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $121,202 and $92,005 in 2010 and 2009, respectively	173,211	185,487

OTHER ASSETS
Goodwill	427,929	427,929
Customer list and Non-Compete Agreement, net of amortization of $378,480 and $359,884, respectively	262,654	281,250
Total Other Assets	690,583	709,179
TOTAL ASSETS	$1,616,950	$1,542,710

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$155,652	$20,400
Accounts payable	505,438	318,814
Accrued liabilities	248,424	354,622
Line of credit	100,000	265,000
Capital lease obligations, current portion	19,411	31,362
Liabilities of discontinued operations	150,000	240,461
Total Current Liabilities	1,178,925	1,230,659
NONCURRENT LIABILTIES
Capital lease obligations, less current portion	43,084	47,320
TOTAL LIABILITIES	1,222,009	1,277,979
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized; 12,082,524 shares issued and outstanding.	12,082	12,082
Additional paid-in capital	11,310,788	11,277,668
Retained deficit	(10,927,929)	(11,025,019)
TOTAL STOCKHOLDERS' EQUITY	394,941	264,731

TOTAL STOCKHOLDERS' EQUITY AND LIABILITES	$1,616,950	$1,542,710

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Not Reviewed)	(Unaudited)	(Not Reviewed)
REVENUES	$548,568	$476,366	$956,626	$798,016
OPERATING EXPENSES
Cost of services (exclusive of depreciation and amortization)	181,000	127,265	226,774	208,616
General and administrative expenses	329,036	278,372	607,838	495,637
Loss on sale of assets	-	2,749	-	3,510
Depreciation and amortization	24,570	55,607	47,793	109,783
Total operating expenses	534,606	463,993	882,405	817,546
Operating income (loss) before other income (expense) and income taxes	13,962	12,373	74,221	(19,530)
Interest income	58	775	113	1,219
Interest expense	(3,281)	(5,781)	(8,067)	(11,766)
Total other income (expense)	(3,223)	(5,006)	(7,954)	(10,547)
INCOME (LOSS) FROM CONTINUING OPERATIONS	10,739	7,367	66,267	(30,077)
Discontinued operations:
Loss from operations from discontinued Chattanooga subsidiary, net of income taxes	(14,667)	-	(188,069)	-
Gain on disposal of Chattanooga subsidiary, net of income taxes	218,892	-	218,892	-
INCOME FROM DISCONTINUED OPERATIONS	204,225	-	30,823	-
Income Tax (benefit) expense	-	-	-	-
NET INCOME (LOSS)	$214,964	$7,367	$97,090	$(30,077)
BASIC AND FULLY DILUTED
INCOME PER SHARE
Income (Loss) from continuing operations	$0.00	$0.00	$0.00	$0.00
Income (Loss) from discontinued operations, net of income taxes	$0.02	$0.00	$0.01	$0.00
TOTAL	$0.02	$0.00	$0.01	$-
Weighted Average Number of Common Shares Outstanding	12,082,524	12,017,524	12,082,524	12,017,524

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	2010	2009
	(Unaudited)	(Not Reviewed)

Cash Flow From Operating Activities
Net Income (loss)	$97,090	$(30,077)
Less income (loss) from discontinued operations, net of income taxes	(30,823)	-
Net income (loss) before discontinued operations	66,267	(30,077)
Adjustment to reconcile net loss before discontinued operations to net cash provided by( used in) operating activities:
Depreciation and amortization	47,793	109,783
Loss on disposal of asset	-	3,510
Stock options and warrants issued for services	33,120	32,354
Changes in Operating Assets and Liabilities
Certificate of Deposit (restricted)	(111)
Accounts Receivable	(372,157)	16,925
Accounts Payable	186,624	(62,262)
Accrued Liabilities	(106,197)	(27,845)
Employee receivable	-	-
Due to (from) Stockholder	-	(9,938)
Prepaid Expense	5,662	1,681
Cash provided by (used in) continuing activities	(138,999)	34,131
Cash provided by (used in) discontinuing activities	(237,351)	-
Net Cash Flow Provided by Operating Activities	(376,350)	34,131
Cash Flow Provided by (Used from) Investing Activities
Restricted CD interest earned (withdrawn)	-	6,530
Proceeds from sale of equipment	-	9,640
Purchase of Equipment/Leasehold Improvements	(16,921)	(73,787)
Cash provided by (used in) continuing activities	(16,921)	(57,617)
Cash provided by (used in) discontinuing activities	(77,166)	-
Net Cash Flow Provided by (Used in) Investing Activities	(94,087)	(57,617)
Cash Flow Provided (Used) by Financing Activities
Cash Overdraft	135,252	-
Borrowings and repayments from/on line of credit and revolver	(165,000)	(5,000)
Capital lease borrowings (payments)	(16,187)	50,819
Cash provided by (used in) continuing activities	(45,935)	45,819
Cash provided by (used in) discontinuing activities	505,294	-
Net Cash Flow Provided (Used by) Financing Activities	459,359	45,819
Change in Cash	(11,078)	22,333
Cash at Beginning of Period	21,035	5,586
Cash at End of Period	$9,957	$27,919
Supplemental Cash Flow Disclosures
Cash paid during year for:
Interest	$8,067	$11,766
Non-Cash Investing and Financing Activities
Additional paid-in capital	$33,120	$32,354
Legal fees payable	(630)	(620)
Accounts payable	(4,576)	(3,344)
Officer salaries payable	-	(4,133)
Directors fees payable	(27,914)	(24,257)
	$-	$-

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 AND 2009

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

CONSOLIDATION

The Company owns 100% of the capital stock of Acacia Augusta Vehicle Auction, Inc.  The consolidated financial statements include the accounts of the Company and Acacia Augusta Vehicle Auction, Inc. dba / Augusta Auto Auction, Inc.   The Company also owns 100% of the capital stock of Acacia Chattanooga Vehicle Auction, Inc.  Following December 26, 2009, the Company’s consolidated financial statements include the accounts of the Company, Acacia Augusta Vehicle Auction, Inc., and Acacia Chattanooga Vehicle Auction, Inc.   All significant intercompany accounts and transactions are eliminated in consolidation.  (See Note 2 – Subsequent Events)

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

On August 31, 2009, simultaneous with execution of the Management Agreement, the Company executed documents to purchase certain assets and the related business of Chattanooga Auto Auction Limited Liability Company through the Company’s newly-formed wholly-owned subsidiary, Acacia Chattanooga Vehicle Auction, Inc., which then began operating the auction from a leased facility in Chattanooga, Tennessee following the transfer of assets on December 26, 2009.  The Company commenced operations at that location under the name of Acacia Chattanooga Vehicle Auction, Inc. dba/Chattanooga Auto Auction, and the acquisition was accounted for under the purchase method of accounting.  The results of operations for the Acacia Chattanooga Auto Auction, Inc. business have been included in the Company’s financial statements beginning with the Annual Report 10-K for the period ended December 31, 2009.

In an 8-K filed on September 16, 2009, the Company included copies of all the execution documents and related forms of other documents available as of the execution of the Asset Purchase Agreement and the Management Agreement on August 31, 2009, including anticipated financing agreements, lease, etc., all of which were to be executed at a final closing effective December 26, 2009.

In a subsequent 8-K filed 12-30-09, the Company indicated that the acquisition transaction had closed on the date planned, that the line of credit was increased from $1.5 to $2.0 million with the terms of that credit line eased to allow the Company to use the funds for “general corporate purposes in the normal course of business”, and also referenced that the original transaction documents were filed with the 8-K dated 9-16-09.  The Company, through an unintentional oversight, failed to include certain changed or updated documents with that 8-K, and has since filed a Current Report on Form 8-K/A dated October 19, 2012 including those updated documents.

The Company ceased to operate the Chattanooga auction effective August 31, 2010, its last full month in management and control of that facility and operation.  The Company has accounted for the Chattanooga unit as discontinued operations on its consolidated financial statements in the report for the period ended June 30, 2010.  (See Subsequent Events in Part II, Item 5 - Other Information.)

This report supplements information provided in the Quarterly Report on Form 10-Q for the three months and six months ended June 30, 2009 filed on November 16, 2009 by Acacia Diversified Holdings, Inc. f/k/a Acacia Automotive, Inc. in order to fully disclose information then-disclosed in its financial results and in its Management’s Discussion and Analysis of Financial Condition and Results of Operations. On July 26, 2012, the shareholders of the Company voted to change the name of the Company to Acacia Diversified Holdings, Inc.

We have determined that our previously reported financial results for the three months and six months ended June 30, 2009 were not reviewed by the Company’s auditors. However, by reason of unintentional oversight, the Company erroneously failed to label those results as having been “Not Reviewed”.  Notwithstanding the foregoing, the annual financial results of the Company were audited in 2009 and 2008.

Moreover, we have further determined that management's discussion provided in various parts of the quarterly report was not adequate to provide an accurate basis for review.

Accordingly, we have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of these errors, and have labeled certain 2009 financial information as “Not Reviewed” where applicable.

Management does not consider any of the previously reported financial information to have contained material deficiencies.  As such, this report does not reflect any material changes to the financial statements of the Company, but is set forth to properly reflect previous periods in which the quarterly financial statements were not reviewed by the Company’s outside auditors.

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

Background

Acacia Automotive, Inc. (“we”, “us”, or the “Company”) was incorporated in Texas 1984 as “Gibbs Construction, Inc.,”. In the following years, the Company grew to a full service, national commercial construction company and completed an initial public offering of its Common Stock pursuant to a registration thereof on Form S-1 in January 1996.  In April 2000, Gibbs Construction, Inc. sought protection under Chapter 11 of the United States Bankruptcy Code following a similar filing by the Company’s largest client, which led to significant losses on several of the Company's projects.

Prior to filing its petition for relief Gibbs Construction, Inc. had 4,060,000 shares of Common Stock issued and outstanding.  The plan of reorganization filed by the Company placed the then-existing assets of the Company in a liquidating trust, issued 501,000 shares of Common Stock to such trust, and agreed to issue 1,000,000 shares of preferred stock to its primary creditor, Thacker Asset Management, LLC (“TAM”).  TAM thereafter agreed to sell to the Company certain existing contracts, furniture, fixtures and equipment in exchange for an additional 4,000,000 shares of Common Stock.  Following these transactions, there were 8,561,000 shares of the Company’s Common Stock issued and outstanding, the majority of which were held by TAM

TAM was unsuccessful in its efforts to bring the Company back to profitability and out of bankruptcy. Accordingly, all operating activities ceased in 2002.  On June 26, 2006, the bankruptcy trustee requested and received an Order for Final Decree.  On October 5, 2006, the 501,000 shares of common stock issued to the Trust were abandoned, returned to the Company, and thereupon cancelled leaving 8,060,000 shares issued and outstanding.

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

In order to further restructure and rehabilitate the Company and to satisfy its obligations to Mr. Sample, its board of directors recommended that its stockholders amend the Articles of Incorporation to effect a one for eight reverse stock split, thereby increasing the number of authorized shares of Common Stock to 150,000,000. The board of directors also recommended the authorization of a series of preferred stock.  On February 1, 2007, the Company’s shareholders approved these actions and also approved changing the Company’s name from Gibbs Construction, Inc. to Acacia Automotive, Inc.  These amendments to the Company’s Articles of Incorporation were effective February 20, 2007.

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

In August of 2009, the Company caused to be formed Acacia Chattanooga Vehicle Auction, Inc. a Tennessee corporation and wholly-owned subsidiary of the Company (“ACVA”). ACVA was formed for the sole purpose of acquiring the assets of the Chattanooga Auto Auction Limited Liability Company in December of 2009 and operating the auction.

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

Discussion Regarding the Company’s First and Second Acquired Operating Entities

With the acquisition of the Augusta Auto Auction on July 10, 2007, the Company commenced operations and conducted its first weekly auction on July 11, 2007, under Acacia’s management.  The Company’s only operations were those operations until the acquisition of its second automotive auction in late December of 2009.  With the acquisition of Chattanooga Auto Auction on December 26, 2009, the Company had two operating entities.  The Chattanooga action conducted its first weekly auction under the Company’s ownership on December 29th.  In subsequent events, the Company has ceased to operate the Chattanooga auction effective August 31, 2010, its last full month in management and control of that facility and operation.  The Company has accounted for the Chattanooga unit as discontinued operations on its consolidated financial statements.  (See Subsequent Events in Part II, Item 5 - Other Information.)

Operating Results of the Auctions

Three months ended June 30, 2010

Augusta Auto Auction

The Augusta auction incurred, before Intercompany Charges, a profit before Management Fees paid to the parent Company of $138,452 on revenues of $551,828 for the three months ended June 30, 2010, compared to a profit of $156,368 on revenues of $476,366 in the same period of 2009.  Of that Q2 2010 profit, $21,726 represented non-cash expenses for amortization and depreciation and $2,142 represented interest charges, compared to $53,434 in non-cash expenses for amortization and depreciation and $4,639 in interest charges during the same quarter of 2009, leaving the auction in a positive cash-flow posture for both periods.  The decrease in profits in the comparative quarter versus 2009 resulted primarily from an increase of $118,000, or 93%, in the costs of goods sold but a reduction of $22,000, or 12%, in ordinary expenses.  The increase in costs of goods sold were primarily the result of a $117,337 increase in the costs of outside services and subcontract towing associated in large part with the sale of a substantial number of travel trailers in the period.  After Management Fees paid to the parent Company, the Augusta auction incurred a profit of $63,452 for the period, versus an equivalent profit of $81,368 after an allowance for Management Fees in the same period of 2009.

The second quarter of 2010 saw an 11.5% increase in the number of vehicles sold and an increase of 8.3% in units offered at our Augusta Auto Auction operation versus the same period in the previous year.  The Company considered this as a noteworthy result in consideration of the fact that it has consistently shown growth before, during, and after the recessionary periods and compared to all previous periods since the Company acquired the auction in July of 2007.

Augusta Auto Auction Q2	2010
Units Offered vs. Q2 2009	+ 8.3%
Units Sold vs. Q2 2009	+11.5%
Conversion Rate Q2 2009	51.2%
Conversion Rate Q2 2010	52.7%
Change in Buy/Sell Fee Revenues vs. Q2 2009	+5.6%

The Augusta auction continued to display strong growth under Acacia’s management as evidenced by the auction's 2010 and 2009 Q2 year-over-year revenue increases of 15.8% and 20.97% in 2010 and 2009, respectively, versus the same period in previous years, despite a continuing weak general economy and comparatively poor performance by auto manufacturers and retailers.

Similar to other auction holding companies, the Company assesses Intercompany Charges, in the form of Management Fees or otherwise, to its auction operating units to cover the operating overheads of the parent Company.  The Management Fee allocation at the Augusta auction unit was set at $25,000 per month in 2010 and 2009.  After a deduction for the $75,000 in Management Fees payable to the parent Company during the period, the auction earned a net profit of $63,452 and $81,368 in 2010 and 2009, respectively.

Chattanooga Auto Auction

The Company discontinued operations at its Chattanooga auction location after August 31, 2010, reporting a loss of $14,667 on those discontinued operations in the three months ended June 30, 2010. The Chattanooga auction did not have comparative financial results to 2009 performance under prior ownership.

The Company has accounted for the Chattanooga unit as discontinued operations on its consolidated financial statements in the report for the period ended June 30, 2010.  (See Subsequent Events and Part II, Item 5 - Other Information.)

Operating Results of the Parent Company

We incur expenses at the corporate level in addition to those incurred at our auto auction operations. In the three month period ended June 30, 2010, we incurred a loss of approximately $9,700 which included compensation for our executives as shown under Employee Compensation of about $20,000 per month and non-cash option and warrant expense, which is amortized, of about $5,500 per month. Corporate G&A expenses accounted for approximately $123,000 in the second quarter of 2010, and included a charge for legal and accounting fees of approximately $31,449, office rental costs of approximately $3,725, and other traditional expenses for travel, convention expenses, equipment lease/rental, postage and shipping, printing and office supplies, insurance, telephone, light heat power, etc.

Consolidated Operations

The Company's consolidated Q2 net income of $214,964 compares to a consolidated net income in the same period of 2009 of $7,367. Of this consolidated Q2 2010 net income, $204,225 represented a gain from discontinued operations in Chattanooga, $24,570 represented non-cash expenses for amortization and depreciation, and $3,223 represented net interest charges. The Company also incurred a charge of $16,560 in non-cash operating expenses for options and warrants issued under the Company’s 2007 Stock Incentive Plan as the ratable expense for Q2 2010 resulting from options and warrants issued in 2006, 2007, 2008, and 2009 but not yet fully vested or exercised.   (See Liquidity and Need for Additional Capital, and Subsequent Events in Part II, Item 5 - Other Information)

Operating Results of the Auctions

Six months ended June 30, 2010

Augusta Auto Auction

The Augusta auction incurred, before Intercompany Charges as Management Fees, a profit of $307,614 on revenues of $964,621 for the six months ended June 30, 2010, compared to a profit of $219,319 on revenues of $797,416 in the same period of 2009.  Of that 2010 profit, $42,085 represented non-cash expenses for amortization and depreciation and $5,919 represented interest charges, compared to $106,507 in non-cash expenses for amortization and depreciation and $10,135 in interest charges during the same period of 2009, leaving the auction in a positive cash-flow posture for both periods.  The increase in profits in the period were primarily the result of $167,000 in higher revenues versus a $128,000 increase in the costs of goods sold (see discussion in “Three months ended June 30, 2010” above), and a decrease in ordinary expenses of $48,000 versus the year earlier period.  The Company assessed Management Fees against the Augusta auction in the amount of $150,000 for the six months ended June 30, 2010, resulting in a net profit of $157,614 for the period after other gain or loss.

The first six months of 2010 saw a 17.3% increase in the number of vehicles sold and an increase of 13.4% in units offered at our Augusta Auto Auction operation versus the same period in the previous year.  The Company considered this as a noteworthy result in consideration of the fact that it has consistently shown growth before, during, and after the recessionary periods and compared to all previous periods since the Company acquired the auction in July of 2007.

Augusta Auto Auction Six Months	2010
Units Offered vs. Six Months 2009	+ 13.4%
Units Sold vs. Six Months 2009	+17.3%
Conversion Rate Six Months 2009	51.1%
Conversion Rate Six Months 2010	52.8%
Change in Buy/Sell Fee Revenues vs. Six months 2009	+22.3%

Similar to other auction holding companies, the Company assesses Intercompany Charges in the form of Management Fees to its auction operating units to cover the operating overheads of the parent Company.  The Management Fee allocation at the Augusta auction unit was set at $25,000 per month in 2009 and remained the same through Q2 2010.  After a deduction for the $150,000 in Management Fees payable to the parent Company during the periods, the auction earned a profit of $157,614 and $69,319 in 2010 and 2009, respectively.

Chattanooga Auto Auction

The Company discontinued operations at its Chattanooga auction location after August 31, 2010, reporting a loss of $14,667 on those discontinued operations in the three months ended June 30, 2010. The Chattanooga auction did not have comparative financial results to 2009 performance under prior ownership.

The Company has accounted for the Chattanooga unit as discontinued operations on its consolidated financial statements in the report for the period ended June 30, 2010.  (See Subsequent Events and Part II, Item 5 - Other Information.)

Operating Results of the Parent Company

Expenses incurred at the corporate level in addition to those incurred at our operations at our auto auction operations for the six month period ended June 30, 2010, included compensation for our executives at about $15,000 per month and non-cash our option and warrant expense averaged about $5,500 per month.  For the same six-month period we incurred a loss of approximately $123,000. Corporate G&A expenses accounted for all of that loss, and included a charge for legal and accounting fees of approximately $23,100, office rental costs of approximately $3,725, non-cash warrant and option expenses of approximately $33,120, and other traditional expenses for travel, convention expenses, equipment lease/rental, postage and shipping, printing and office supplies, insurance, telephone, light heat power, etc.

 Consolidated Operations

The Company's consolidated six months net income of $97,090 compares to a consolidated net loss in the same period of 2009 of $30,077. Of this consolidated net income, $30,823 represented a gain from discontinued operations in Chattanooga, $47,793 represented non-cash expenses for amortization and depreciation, and $7,954 represented net interest charges. The Company also incurred a charge of $33,120 in non-cash operating expenses for options and warrants issued under the Company’s 2007 Stock Incentive Plan as the ratable expense for the period resulting from options and warrants issued in 2006, 2007, 2008, and 2009 but not yet fully vested or exercised.

The Company generated a negative cash flow from operations of $376,350 compared to a positive operating cash flow of $34,131 in the same period of 2009; a negative cash flow of $94,087 from investing activities in 2010 versus a negative cash flow of $57,617 from investing activities in 2009; and a positive cash flow from financing activities of $459,359 in 2010 versus $45,819 in the same period of 2009, resulting in an overall negative net cash flow of $11,078 for the six months ended June 30, 2010 versus a positive net overall cash flow of $22,333 in the same period of 2009. The operating cash flow was benefitted by a increase in accounts receivable of $372,157, but which does not signal a shortcoming in that area. Frequently, when the Company holds an auction near the end of a quarter, our receivables and payables will be large compared to prior quarters or as a ratio of receivables or payables to revenues for that quarter and the other quarters.  Normally, receivables and payables for a given auction are substantially liquidated within days of the auction process, but appear distorted when occurring close to the end of an accounting period. When there are especially large sales occurring in conjunction with that timing, the results appear especially skewed. While this does not signal any lack of efficiency or operating shortcoming, it can nonetheless distort financial reporting for a short term in these regards,  (See Liquidity and Need for Additional Capital and Subsequent Events in Part II, Item 5 - Other Information)

Discussion Regarding EBITDA

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

The following tables represent the consolidated EBITDA results for the Company during the second quarter of 2010 and 2009 and for six months 2010 and 2009:

	Three Months Ended
	June 30, 2010 (Unaudited)	June 30, 2009 (Not reviewed)
Net income (loss)	$214,964	$7,367
Add back:
Income taxes	-	-
Interest expense, net of interest income	3,223	5,006
Depreciation and amortization*	24,570	55,607

EBITDA	$242,757	$69,780

*  In addition to the non-cash expenses for depreciation and amortization, we accrued for the issuance of stock options and warrants $16,560 in Q2 of 2010 and $16,177 in Q2 2009, which is included with depreciation and amortization (above).

	Six Months Ended
	June 30, 2010 (Unaudited)	June 30, 2009 (Not Reviewed)
Net income (loss)	$97,090	$(30,077)
Add back:
Income taxes	-	-
Interest expense, net of interest income	7,954	10,547
Depreciation and amortization*	47,793	109,783

EBITDA	$152,837	$90,253

*In addition to the non-cash depreciation and amortization, we accrued for the issuance of stock options and warrants $33,120 in 2010 and $32,354 in 2009, which is not included with depreciation and amortization as indicated above.

Discontinued Operations

For the three months ended June 30, 2010, the Company booked a profit from operations of $10,379, while reporting a loss of $14,667 on discontinued operations at its Chattanooga auction location after August 31, 2010.  As a result of the required accounting in the same period, the Company gained $218,892 on disposal of the Chattanooga subsidiary assets for a net income of $214,964.

For the six months ended June 30, 2010, the Company booked a profit from operations of $66,267 while booking a loss of $188,069 on discontinuation of operations at the Chattanooga subsidiary and a gain of $218,892 from disposal of the Chattanooga subsidiary for a net income of $97,090. Consolidated revenues for the three months and six months ended June 30, 2010, were up $72,202, or 15.2% and $158,610, or 19.9%, respectively, versus the same periods in 2009, as a result of increased sales performance at the Company’s Augusta auction location.   (See Subsequent Events in Part II, Item 5 - Other Information)

Total consolidated operating expenses for the six months ended June 30, 2010, versus the same period in 2009 increased $64,859 or 7.9%, generally reflecting $73,768 in increased expense associated with transporting more than 200 travel trailers to the Augusta auction location for sale in the second quarter.  Most of those trailers were sold in Q2, generating higher revenues in the period to more than offset the increased expenses.

Liquidity and Need for Additional Capital

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

As of June 30, 2010, the Company has accrued salaries of $241,942 owed to Mr. Steven Sample, the Company’s Chief Executive Officer and Mr. Tony Moorby, the Company’s President and Chief Operating Officer until December 31, 2008. This deferral of salary is not pursuant to any employment agreement but reflects an accommodation by Messrs. Sample and Moorby to assist the Company’s cash management in 2008 and beyond, and Mr. Sample’s accommodations for periods thereafter.  The Company does not anticipate paying either Mr. Moorby or Mr. Sample in either Preferred or Common stock.

On an operating basis, the Company was cash flow positive as a consolidated entity in 2009, largely as a result of the operating and financial successes at its Augusta auction unit. The Company’s cash in fiscal year 2009 was provided mostly by Management Fee revenues assessed to the Company's Augusta Auto Auction operations as Intercompany Charges.  The Company’s cash in fiscal year 2010 has been provided mostly by Management Fee revenues assessed to the Company's Augusta and Chattanooga Auto Auction operations as Intercompany Charges.  In both years the Company’s cash was augmented to a lesser extent by personal financial support from the Company’s CEO.  The Company has not attempted to secure capital through a private placement of its securities in 2009 or 2010.

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

The Parent Company’s liquidity in 2009 was provided by management fee revenues assessed to the Company's Augusta Auto Auction operations and by personal financial support from the Company’s CEO.  The Company had a positive operating cash flow as a consolidated entity in 2009, largely as a result of these factors.  The Parent Company’s liquidity in the first and second quarters of 2010 was provided by management fee revenues assessed to both its operating auction units and by personal financial support of the Company’s CEO.

The Company’s liquidity in 2010 will be supplemented by a $300,000 line of credit negotiated with Wachovia Bank, N.A. secured against the assets of its North Augusta location.  The bank charged an interest rate on the line of credit equal to prime plus 1.5% on the outstanding daily balance, if any, and the greater of (i) the sum of the one month London interbank offered rate (Libor) as published in the Wall Street Journal (or such other publication or reference reasonably selected by the Lender if no longer published in the Wall Street Journal) plus 500 basis points, or (ii) 6.0% percent per annum, respectively.  The Augusta line of credit was secured by all of the Company’s deposits at the bank and a certificate of deposit with Wachovia Bank of just over $150,000 which the Company has held since mid-2007.

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

The lender at Chattanooga charges an interest rate equal to: (a) prime plus 1.5% on the outstanding daily balance, if any; and, (b) the greater of (i) the sum of the one month London interbank offered rate (Libor) as published in the Wall Street Journal (or such other publication or reference reasonably selected by the Lender if no longer published in the Wall Street Journal) plus 500 basis points, or (ii) 6.0% percent per annum, respectively.

Both those lines of credit in Augusta and Chattanooga are used for general corporate purposes in the normal course of business and to cover some instances in which payments to dealers selling vehicles through the auctions are advanced prior to collecting payments from buyers of those vehicles.  The Company anticipates increasing the size of the available line of credit at Augusta as its sales volume grows.

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

Cash Balances vs. Overdraft

Our auction operating software accounts for checks made as payments to sellers when written, even though they may not actually be issued to the seller, since the sellers are only paid when they actually present to the auction a title representing ownership in any unit sold.  Additionally, the auction’s rules require that it cannot deposit the buyer’s funds until we provide him with the title representing ownership of the vehicle purchased.  The auction’s operating software systems, however, creates a check or “virtual” check immediately following sale of the unit, whether or not the title has been presented.  Hence, the operating and thus, financial, systems reflect that we have issued a large number of checks to sellers when, in fact, they have on been “virtually” issued but not “physically” issued, resulting in the appearance that funds have been paid to sellers when in fact they have not yet been released.  In those instances where the title has not yet been presented, and where the system indicates that a virtual payment has been made to the seller, the auction is also not allowed to deposit the purchase payment funds from the buyers of those units, thus making it appear as if our CAR (checking) account is overdrafted – when in truth and in fact it is not.  Thus, we actually have a cash balance in the CAR account, generally quite significantly so, while the system shows as a virtual concept that the account is overdrafted.  The software system used by the auction is provided by Auction Software, Inc. (ASI), is in use by nearly 100 independent auctions, is the most common independent auction operating system in use in the United States, and is in the opinion of the auction the best software available for its use at this time.  One must therefore review the balance sheet to see the number of ASI payables and ASI receivables and look at the cash in the account to determine the actual status.  That appears to be common practice in this type of industry.  The actual overdraft account as depicted in the Company’s financial reporting is reviewed by the Company’s auditors to reflect outstanding checks to the Car Account and insure accurate reporting.

The Company will require substantial infusions of working capital or a substantial increase in the cash generated from operations to insure long-term liquidity, and may seek infusions of working capital in the form of equity or debt capital, the former being considered most beneficial to the Company, but not being considered a viable option in the economic conditions the country has experienced in 2009 and 2008 and continuing into the current period.  There is no assurance the Company will be successful in obtaining infusions of capital to fuel its growth.  As such, the Company determined to concentrate on maximizing its opportunities at the auction level, and has heretofore been quite successful in that effort.  The Company’s corporate overhead is not large by industry standards, but it nonetheless will require additional revenues or reduced overheads, or both, so achieve liquidity in the absence of additional injections of capital.

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

Chattanooga Auto Auction, having only been recently acquired, was not profitable and not operating on a cash flow positive basis at the time the Company discontinued operations there effective August 31, 2010 and as reported in the Company’s financial results in this report.  As a result of the negative cash flow posture at Chattanooga, our current operations do not provide sufficient cash flow to cover fully our corporate activity on an ongoing basis, essentially our executive officers, administrative overhead, and overhead that includes the cost of lawyers and accountants required to be publicly held. (See Subsequent Events in Part II, Item 5 - Other Information.)

Discussion Regarding Allowance for Bad Debts.

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

The Company’s significant charge-offs are only those temporarily required to be made by its independent accountants due to aging, all of which have been subsequently recovered, resulting in no loss to the Company or its subsidiaries. There were two charge-offs in 2009 totaling $16,090.  Those amounts were charged off at the direction of our independent accounting firm due to their aging, but both were subsequently collected, again resulting in no loss to the Company.

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

Dependence on Steven L. Sample

The Company depends in large part upon the continuing service of its President and CEO, Steven L. Sample.  Mr. Sample was responsible for bringing the corporate shell out of bankruptcy after being in the court of some six years, through the payment of expenses and taking actions to guide the Company into the future.  Mr. Sample has invested significant capital into the Company, assisted the Company with capital during periods of shortages, allowed the Company to defer pay and expenses when necessary, and worked substantially more hours than expected of a normal management employee.  If Mr. Sample were to become unable to manage the affairs of the Company for any reason, the Company may suffer materially from the loss of his leadership, guidance, and financial support.

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

During fiscal 2009 at the Company's Augusta and parent Company operations, the Company performed reconciliations and account analysis in a timely manner using a fully trained financial accountant.  However, with the acquisition of its Chattanooga subsidiary on December 26, 2009, and personnel issues associated with the accounting staff and supervision at that location, the Company attempted to reconcile Chattanooga's software and data with the parent Company's software and data, but has been unsuccessful in achieving a timely and efficient melding of the systems.  In addition, the Company was unsuccessful in locating financial personnel who were proficient with Chattanooga's software, all of which resulted in failures to reconcile its accounts to the Annual Report and Quarterly Reports in a timely manner.  Ultimately the Company discontinued use of the financial software and server it acquired in the Chattanooga asset purchase and installed its own software at the Chattanooga location, establishing a parallel accounting system with its parent Company and other operating unit, allowing for proper reconciliations and consolidation of the operating units.  During this period, many reconciliations and account analysis were not performed in a timely or efficient manner by the auction’s personnel and management.  The Company worked to train the appropriate personnel at all locations to improve the speed and accuracy of reconciliations, and hired a qualified controller to its corporate team.  The Company had considered that those actions would mitigate these issues in the future.

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

PART II OTHER INFORMATION

Item 5. Other Information.

The Company’s Balance Sheets as of June 30, 2009, the Statement of Operations for three months and six months ended June 30, 2009, and the Statement of Cash Flows for the three months ended June 30, 2009 were not reviewed by the Company’s independent accountants and as such are deemed deficient.  The Company believes that this information, nonetheless, is not materially inaccurate and the information for the periods referred to are included in the audited information set forth in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009.  As such, the Company has no current plan to address this deficiency.

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

Subsequent Events.

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

The Company discontinued operations at its Chattanooga auction location after August 31, 2010, reporting a loss of $14,667 on those discontinued operations in the three months ended June 30, 2010, and $188,069 for the six months ended June 30, 2010..  As a result of the required accounting, the Company gained $218,892 on discontinuation of operations at the Chattanooga subsidiary for the three month and six month period, resulting in a net consolidated gain of $204,225 and $30,823 in the three months and six months, respectively..

For the six months ended June 30, 2010, the Company booked a profit from consolidated continuing operations of $66,267 for a net consolidated income of of $97,090.

Legal Proceedings.

None.

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