Form 10-Q
period 2010-09-30
Acacia Diversified Holdings, Inc.
filed 2012-11-19
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2010:  12,082,524.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA AUTOMOTIVE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$4,955	$21,035
Certificate of deposit (restricted)	150,005	150,041
Accounts receivable	601,743	208,546
Deposits and prepaid expenses	21,331	18,006
Assets of discontinued operations	-	250,416
Total Current Assets	778,034	648,044
Property and equipment, net of accumulated depreciation of $136,504 and $92,005 in 2010 and 2009, respectively	187,986	185,487

Other assets
Goodwill	427,929	427,929
Customer list and Non-Compete Agreement, net of amortization of $387,932 and $359,884, respectively	253,202	281,250
Total Other Assets	681,131	709,179

Total assets	$1,647,151	$1,542,710

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Cash overdraft	$221,561	$20,400
Accounts payable	434,689	318,814
Accrued liabilities	180,628	354,622
Line of credit	159,000	265,000
Capital lease obligations, current portion	17,844	31,362
Liabilities of discontinued operations	150,000	240,461

Total Current Liabilities	1,163,722	1,230,659
Noncurrent liabilities
Capital lease obligations, less current portion	60,372	47,320

Total liabilities	1,224,094	1,277,979

Stockholders’ equity
Common stock, $0.001 par value, 150,000,000 shares authorized; 12,082,524 shares issued and outstanding.	12,082	12,082
Additional paid-in capital	11,327,348	11,277,668
Retained deficit	(10,916,373)	(11,025,019)
Total stockholders’ equity	423,057	264,731
Total liabilities and stockholders’ equity	$1,647,151	$1,542,710

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Not reviewed)	(Unaudited)	(Not reviewed)
Revenues
Buyers fees	$198,583	$165,822	$627,148	$485,496
Sellers fees	$141,833	$137,875	$432,693	$430,840
Other income	$161,836	$67,469	$399,037	$252,846

Total revenues	$502,252	$371,166	$1,458,878	$1,169,182
Costs and expenses
Cost of fees earned	88,105	61,958	214,828	155,113
Employee compensation	96,090	111,308	273,579	326,374
General and administrative	352,084	260,116	882,484	656,148
(Gain) loss on sale of assets	-	(872)	-	2,638
Depreciation and amortization	24,754	22,834	72,547	132,617

Total costs and expenses	561,033	455,344	1,443,438	1,272,890

Operating income (loss) before other income (expense) and income taxes	(58,781)	(84,178)	15,440	(103,708)

Other income (expense)
Interest income	23	434	136	1,653
Other income	-	-	-	-
Interest expense	(2,134)	(2,858)	(10,201)	(14,624)
Total other income (expense)	(2,111)	(2,424)	(10,065)	(12,971)
Income (loss) before income taxes	(60,892)	(86,602)	5,375	(116,679)
Income taxes	-	-	-	-
Income (loss) from continuing operations	(60,892)	(86,602)	5,375	(116,679)

Gain (loss) on discontinued operations
(Loss) on discontinued operations, net	(158,715)	-	(346,784)	-
Gain on disposition of discontinued operations	231,163	-	450,055	-
Net gain (loss) from discontinued operations	72,448	-	103,271	-
Net income (loss)	$11,556	$(86,602)	$108,646	$(116,679)

Basic and diluted loss per share
Income (loss) from continuing operations	$0.00	$(0.01)	$0.00	$(0.01)
Income (loss) from discontinued operations, net	$0.00	$0.00	$0.01	$0.00
Net income (loss)	$0.00	$(0.01)	$0.01	$(0.01)
Weighted average number of common shares outstanding	12,082,524	12,017,524	12,082,524	12,017,524

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009
	(Unaudited)	(Not reviewed)
Cash flows from operating activities
Net Income (loss)	$108,646	$(116,679)
Less income (loss) from discontinued operations, net of income taxes	(103,271)	-
Net income (loss) before discontinued operations	5,375	(116,679)
Adjustment to reconcile net loss before discontinued operations to net cash provided by (used in) operating activities:
Depreciation and amortization	72,547	132,617
Stock options issued for services	49,680	48,531
(Gain) loss on disposal of assets	-	2,638
Changes in Operating Assets and Liabilities
Certificate of Deposit (restricted)	36	6,098
Accounts Receivable	(393,197)	(305,751)
Deposits and prepaid expenses	(3,325)	(2,085)
Accounts Payable	115,875	320,915
Accrued Liabilities	(173,994)	17,968
Shareholder payable	-	(17,192)
Cash provided by (used in) continuing activities	(327,003)	87,060
Cash provided by (used in) discontinuing activities	114,352	-
Net cash flow provided by (used in) operating activities	(212,651)	87,060
Cash flows provided by (used from) investing activities
Proceeds from sale of assets	-	33,077
Purchase of equipment/leasehold improvements	(21,887)	(92,169)
Cash provided by (used in) continuing activities	(21,887)	(59,092)
Cash provided by (used in) discontinuing activities	105,142	-
Net cash provided by (used in) investing activities	83,255	(59,092)
Cash flow provided by (used in) financing activities
Cash Overdraft	201,161	-
Borrowings line of credit and revolver (net)	(106,000)	(21,000)
Capital lease payments	(25,578)	-
Cash provided by (used in) continuing activities	69,583	(21,000)
Cash provided by (used in) discontinuing activities	43,733	-
Net cash provided by (used in) financing activities	113,316	(21,000)
Net increase (decrease) in cash and cash equivalents	(16,080)	6,968
Cash, beginning of period	21,035	5,586
Cash, end of period	$4,955	$12,554

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest	$8,067	$14,624
Income tax	$-	$-
Non-cash investing and financing activities
Capital lease obligations	$25,112	$-
Equipment	(25,112)	-
Additional paid-in capital	-	48,531
Legal fees payable	-	(930)
Officer salaries payable	-	(11,214)
Directors fees payable	-	(36,387)
	$-	$-

The accompanying notes are an integral part of these financial statements.

ACACIA AUTOMOTIVE, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2010 AND 2009

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

CONSOLIDATION

The Company owns 100% of the voting stock of Acacia Augusta Vehicle Auction, Inc.  The consolidated financial statements include the accounts of the Company and Acacia Augusta Vehicle Auction, Inc. dba / Augusta Auto Auction, Inc.  The Company also owns 100% of the capital stock of Acacia Chattanooga Vehicle Auction, Inc., but no longer operates that auction and has reported those as discontinued operations in its Quarterly Report on form 10-Q for the period ended September 30, 2010.

Following December 26, 2009, the Company’s consolidated financial statements include the accounts of the Company and Acacia Augusta Vehicle Auction, Inc., and has accounted for Acacia Chattanooga Vehicle Auction, Inc. as discontinued operations.   All significant intercompany accounts and transactions are eliminated in consolidation.  (See Note 2 – Subsequent Events)

NOTE 2 – SUBSEQUENT EVENTS

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

This report supplements information provided in the Quarterly Report on Form 10-Q for the three months and nine months ended September 30, 2009 filed on November 16, 2009 by Acacia Diversified Holdings, Inc. f/k/a Acacia Automotive, Inc. in order to fully disclose information then-disclosed in its financial results and in its Management’s Discussion and Analysis of Financial Condition and Results of Operations. On July 26, 2012, the shareholders of the Company voted to change the name of the Company to Acacia Diversified Holdings, Inc., which name became effective on October 18, 2012.

We have determined that our previously reported financial results for the three months and nine months ended September 30, 2009 were not reviewed by the Company’s auditors. However, by reason of unintentional oversight, the Company erroneously failed to label those results as having been “Not Reviewed”.  Notwithstanding the foregoing, the annual financial results of the Company were audited in 2009 and 2008.

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

Management does not consider any of the previously reported financial information to have contained material deficiencies.  As such, this report does not reflect any material changes to the financial statements of the Company, but is set forth to properly reflect previous periods in which the quarterly financial statements were not reviewed by the Company’s independent auditors.

On September 24, 2010, Ms. Alexis Ann Jacobs (“Jacobs”) caused a complaint to be filed in the United States District Court for the Southern District of Ohio, Eastern Division, naming the Company, its wholly-owned subsidiary Acacia Chattanooga Vehicle Auction, Inc. (“ACVA”) and its Chief Executive Officer, Mr. Steven Sample as defendants (the “Complaint”). Jacobs was principal seller of the assets and business of the Chattanooga Auto Auction Limited Liability Company (e.g., the principal assets of ACVA) and also provided a financing facility to the Company’s ACVA subsidiary.  The Complaint alleged that events of default had occurred in regard to ACVA’s obligations pursuant to a certain loan note and related agreements (the “Agreements”), claims the Company vigorously disputed.  Failing to gain a timely cognovit judgment as anticipated, Jacobs then on October 7, 2010, withdrew her complaint from the Federal Court and again attempted to gain a cognovit judgment in the Court of Common Please in Franklin County, Columbus, Ohio.

On October 12, 2010, the Company filed a Notice of Removal to move the case from the Court of Common Pleas back to the United States District Court and would thereafter answer the Complaint and file counterclaims against Jacobs, alleging, among other things, that Jacobs’ declaration of default was wrongful and malicious, having no basis in fact.  The Company’s case also made other allegations against the parties.

On November 5, 2010, the Company and Mr. Sample filed a complaint in the same United States District Court naming Jacobs, Keith E. Whann, CAA Liquidation, LLC (the renamed entity that sold the Chattanooga assets to the Company), Auction Venture Limited Liability Company (the Lessor of the Chattanooga facility to ACVA), Tony Moorby (an ex-officer and director of the Company who had become employed by Jacobs, and John David Bynum, also and ex-officer and director of the Company who had become employed by Jacobs.  The Company sought a declaratory judgment and injunctive relief against the other parties.

The litigants would eventually enter into discussions resulting in a full Settlement Agreement and Release (the “Settlement Agreement”) on February 28, 2012, effectively ending the ongoing litigation and disputes between the parties.

 As a result of this dispute and the actions surrounding it, the Company deemed its Chattanooga subsidiary’s operations to have been effectively discontinued as of August 31, 2010, the last month for which the Company had access to or controlled the Chattanooga auction operation. The financial statements contained herein reflect this determination as the Company booked an income from discontinued operations in Chattanooga of $72,448 and $103,271 for the three months and nine months ended September 30, 2010, respectively.  (See Part II Other Information – Legal Proceedings)

On October 18, 2012 the Company changed its name from Acacia Automotive, Inc. to Acacia Diversified Holdings, Inc.  The Company will continue to file its Annual Reports 10-K through the period ended December 31, 2011, and its Quarterly Reports 10-Q through the period ended September 30, 2012 under the name Acacia Automotive, Inc.  However, the Company will file any interim 8-K Current Reports or other special reports under the name Acacia Diversified Holdings, Inc. effective with the changing of its name.

NOTE 3 – GOING CONCERN

As of December 31, 2009 and in subsequent periods thereto, the Company had limited disposable cash and its revenues were not sufficient to and cannot be projected to cover operating expenses and expansion by the Company.  These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans include attempting to find additional operational auto auctions to buy and raising funds from the public through a stock offering. Management intends to make every effort to identify and develop sources of funds.  There is no assurance that Management’s plans will be successful.

Item 1B. Unresolved Staff Comments

The Company is in receipt of a comment letter from the Securities and Exchange Commission dated November 22, 2010 (the “Comment Letter”). The Comment Letter propounded thirty (30) comments relating to the Company's: (a) Annual Report on Form 10-K filed for the period ending December 31, 2009; (b) Quarterly Report on Form 10-Q for the period ending September 30, 2009; (c) Quarterly Report on Form 10-Q for the period ending March 31, 2010; and (d) Current Report on Form 8-K dated October 25, 2010. The first amendment on Form 10-K/A, the first amendment on Form 10-Q/A for the period ended September 30, 2009, the first amendment on Form 10-Q/A for the period ended March 31, 2010, and the first amendment to Form 8-K/A for events first reported on September 16, 2009 were filed on October 19, 2012 in response to the Comment Letter in connection with the presentment of our financial statements, management's discussion and analysis thereof, controls and procedures and information presented on Forms 8-K.

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

Business of the Auctions

Both the Company’s auctions have primarily sold “whole car” vehicles for automotive dealers and commercial concerns, and to a lesser extent, salvage units. Whole car units are usually units in reasonable repair and operating condition, while salvage units are generally, but not always, inoperative and often have been damaged or devalued as a result of exposure to water, fire, collision, theft or otherwise. The Chattanooga Auction also sold vehicles and equipment under a contract with the U.S. Government's General Services Administration (GSA), primarily offering off-lease vehicles and other units for the GSA and other governmental agencies, and the Augusta Auction sells vehicles and equipment under a contract with the United States Marshals Service. Dealers and other qualified buyers attend the weekly auctions and bid on offered units. The highest bidder owns the vehicle, subject to any limiting reserve prices established by the owner/seller of the unit(s). In most cases, the buyers and sellers of the units pick up and deliver them to the Auction property, but the Auction does provide transport services, generally for a fee.  Both the Company's auctions also held Friday night auctions that have been open to public bidders in addition to dealers, and occasionally held special sales at other times.

The Auctions generate revenues from fees for services, including buyer fees, seller fees, transportation fees, title fees, draft and floor plan fees, reconditioning fees, and more. Augusta Auto Auction primarily relies upon the efforts of its management for sales and marketing, but anticipates adding additional personnel in the future to increase the scope of those operations. Chattanooga Auto Auction, the larger of the two, had a separate sales and marketing staff, while both auctions also marketed their activities through their employees and commercial media.

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

Discussion Regarding Management Fees

In the same fashion as some other auction holding companies, the Company generates revenues to pay its corporate overhead by assessing fees to its operating units.  These fees, designated as intercompany charges or management fees “Management Fees”), appear as “Other Expense” below the Net Ordinary Income line on the operating units’ income statements and as income on the parent company’s operating statements.  In 2009, the Company’s Augusta Auto Auction unit, its only operating unit for all but 6 days of that year, generated a profit of $271,892 before assessment of Management Fees at $25,000 per month, and sustaining a net loss of $28,108 for the year after the assessment of Management Fees.  In 2010, the Company has continued assessing the same $25,000 monthly Management Fee to its Augusta auction, anticipating an additional assessment at year end, and effective January 1st also allocated a $35,000 monthly Management Fee to its Chattanooga auction unit assessed as its share of the Company’s corporate overhead with an anticipation of additional year-end assessments based on performance.  As a result of the newness of the Chattanooga operation, the complexities of combining that material acquisition into our management system and consolidated financial reporting, and a final decision on the Management Fee allocation for that auction not being announced to the Company’s management until February 2010, the Management Fee for the Chattanooga auction was not yet reflected as an operating expense in that auction’s financial reports for Q1 of 2010, although amounts were allocated as Intercompany Charges on the Company’s balance sheet during that period with provisions to report those costs going forward.  Management Fees, as with all significant intercompany accounts and transactions, are eliminated in consolidation.

Discussion Regarding the Company’s First and Second Acquired Operating Entities

With the acquisition of the Augusta Auto Auction on July 10, 2007, the Company commenced operations and conducted its first weekly auction on July 11, 2007, under Acacia’s management.  The Company’s only operations were those operations until the acquisition of its second automotive auction in late December of 2009.  With the acquisition of Chattanooga Auto Auction on December 26, 2009, the Company had two operating entities.  The Chattanooga action conducted its first weekly auction under the Company’s ownership on December 29th.  In subsequent events, the Company ceased to operate the Chattanooga auction effective August 31, 2010, its last full month in management and control of that facility and operation.  The Company has accounted for the Chattanooga unit as discontinued operations on its consolidated financial statements.  (See Subsequent Events in Part II, Item 5 - Other Information.)

Operating Results of the Auctions

Three months ended September 30, 2010

Augusta Auto Auction

The Augusta auction incurred, before $75,000 in Management Fees to the parent, a profit of $133,573 on revenues of $492,756 for the three months ended September 30, 2010, compared to a profit of $77,698 on revenues of $371,166 in the same period of 2009.  Of that Q3 2010 profit, $21,309 represented non-cash expenses for amortization and depreciation and $1,605 represented interest charges, compared to $19,784 in non-cash expenses for amortization and depreciation and $2,078 in interest charges during the same period of 2009, leaving the auction in a positive cash-flow posture for both periods.  Similar to other auction holding companies, the Company assesses Intercompany Charges in the form of Management Fees to its auction operating units to cover the operating overheads of the parent Company.  The Management Fee allocation at the Augusta auction unit was set at $25,000 per month in 2010 and 2009.  After Management Fees payable to the parent Company during the period, the auction earned a net profit of $58,573 and $2,698 in 2010 and 2009, respectively.

The third quarter of 2010 saw a 1.0% decrease in the number of vehicles sold on a decrease of 9.0% in units offered at our Augusta Auto Auction operation versus the same period in the previous year.

Augusta Auto Auction Q3	2010
Units Offered vs. Q3 2009	-9.0%
Units Sold vs. Q3 2009	-1.0%
Conversion Rate Q3 2009	49.6%
Conversion Rate Q3 2010	50.6%
Change in Buy/Sell Fee Revenues vs. Q3 2009	15.7% +12.1%

The Augusta auction continued to display strong growth under Acacia’s management versus previous periods.  This was evidenced by the auction's Q3 2010 year-over-year buy/see fee revenue increase of 12.1% and overall revenue increase of 32.7% versus Q3 2009 after seeing 4.2% lower overall revenues in Q3 2009 versus 2008.

Chattanooga Auto Auction

The Company discontinued operations at its Chattanooga auction location after August 31, 2010, reporting a loss of $14,667 on those discontinued operations in the three months ended June 30, 2010. The Chattanooga auction did not have comparative financial results to 2009 performance under prior ownership.

The Company has accounted for the Chattanooga unit as discontinued operations on its consolidated financial statements in the report for the period ended June 30, 2010.  In September and October of 2010 the Company entered into litigation with the parties related to the sale of the Chattanooga Auction.  (See Part II, Item 5 - Other Information – Subsequent Events and Part II Other Information – Legal Proceedings.)

The Parent Company

We incur expenses at the corporate level in addition to those incurred at our auto auction operations. In the three month period ended September 30, 2010, compensation for our executives was about $15,000 per month and our option and warrant expense averaged about $5,500 per month.  For the same three-month period the Company incurred a net ordinary loss of approximately $161,700 before booking Intercompany Charges of $75,000 as Management Fees from its Augusta operating unit, resulting in a net loss of approximately $86,700 for the period before adjustments for discontinued operations of $315,000. Corporate G&A expenses accounted for approximately $161,000 in the third quarter of 2010, and included a charge for legal and accounting fees of approximately $46,400, office rental costs of approximately $2,700, non-cash warrant and option expenses of approximately $16,560, and other traditional expenses for travel, convention expenses, equipment lease/rental, postage and shipping, printing and office supplies, insurance, telephone, light heat power, etc.

Consolidated Operations

The Company's consolidated Q3 net profit of $11,556 compares to a consolidated net loss in the same period of 2009 of $86,602. Of this consolidated Q3 2010 net profit, $60,892 represented a loss from continuing operations, $2,993 represented income from discontinued operations in Chattanooga. $24,754 represented non-cash expenses for amortization and depreciation during the period, and $2,111 represented net interest charges. The Company also incurred a charge of $16,560 in non-cash operating expenses for options and warrants issued under the Company’s 2007 Stock Incentive Plan as the ratable expense for Q3 2010 resulting from options and warrants issued in 2006, 2007, 2008, and 2009 but not yet fully vested or exercised.   (See Liquidity and Need for Additional Capital.)

Nine months ended September 30, 2010

Augusta Auto Auction

The Augusta auction incurred, before Intercompany Charges, a profit of $441,187 on revenues of $1,457,377 for the nine months ended September 30, 2010, compared to a profit of $297,017 on revenues of $1,168,582 in the same period of 2009.  Of that 2010 profit, $63,394 represented non-cash expenses for amortization and depreciation and $7,523 represented interest charges, compared to $126,291 in non-cash expenses for amortization and depreciation and $12,213 in interest charges during the same period of 2009, leaving the auction in a positive cash-flow posture for both periods.  Similar to other auction holding companies, the Company assesses Intercompany Charges in the form of Management Fees to its auction operating units to cover the operating overheads of the parent Company.  The Management Fee allocation at the Augusta auction unit was set at $25,000 per month in 2010 and 2009, and may be increased or decreased as the Company sees fit.  After a deduction for the $225,000 in Management Fees payable to the parent Company during the period, the auction earned a profit of $216,187 and $72,017 in 2010 and 2009, respectively.

The first nine months of 2010 saw a 14.2% increase in the number of vehicles sold and an increase of 6.2% in units offered at our Augusta Auto Auction operation versus the same period in the previous year.  This signaled an improvement in the conversion rate in the 2010 period, being the percentage of units sold versus those offered for sale, or one measure of efficiency in the selling process. The Company considered these increases as a noteworthy result in consideration of the fact that it has consistently shown growth before, during, and after the recessionary periods and compared to all years since the Company acquired the auction in July of 2007.  In addition, the auction registered a year-over-year increase in buy/sell fee revenues of 15.7% and an increase in overall revenues of 24.7% for the first nine months of 2010 versus the same period in 2009.

Augusta Auto Auction Nine Months	2010
Units Offered vs. Nine Months 2009	+6.2%
Units Sold vs. Nine Months 2009	+14.2%
Conversion Rate Nine Months 2009	50.0%
Conversion Rate Nine Months 2010	53.9%
Change in Buy/Sell Fee Revenues vs. Nine months 2009	+15.7% %

Chattanooga Auto Auction

The Company discontinued operations at its Chattanooga auction location after August 31, 2010, reporting a loss of $14,667 on those discontinued operations in the three months ended June 30, 2010. The Chattanooga auction did not have comparative financial results to 2009 performance under prior ownership.

The Company has accounted for the Chattanooga unit as discontinued operations on its consolidated financial statements in the report for the period ended June 30, 2010. In September and October of 2010 the Company entered into litigation with the parties related to the sale of the Chattanooga Auction.  (See Part II, Item 5 - Other Information – Subsequent Events and Part II Other Information – Legal Proceedings.)

The Parent Company

The Company incurs expenses at the corporate level in addition to those incurred at our auto auction operations. Those expenses for the nine month period ended September 30, 2010, included compensation for our executives at about $13,200 per month and our option and warrant expense averaged about $5,500 per month.  For the nine-month period we incurred a loss of approximately $399,000 before accounting for Management Fees of $225,000 generated from the Company’s operating units, and a net gain of approximately $546,000 on discontinued operations, resulting in a net income of approximately $147,000 for the period. Corporate G&A expenses were approximately $399,000, and included a charge for legal and accounting fees of approximately $68,500, office rental costs of approximately $6,500, non-cash warrant and option expenses of approximately $50,000, and other traditional expenses for travel, convention expenses, equipment lease/rental, postage and shipping, printing and office supplies, insurance, telephone, light heat power, etc.

Consolidated Operations

Consolidated revenues for the three months and nine months ended September 30, 2010, were up $131,086, or 35.3% and $289,696, or 24.8%, respectively, versus the same periods in 2009, as a result of increased revenue performance at the Company’s Augusta auction location.

Total consolidated operating expenses for the three months ended September 30, 2010, versus the same period in 2009 increased $104,817 or 22.9%, and increased $173,186 or 13.6% versus the same nine month period in 2009, generally reflecting the higher costs associated with the higher revenues in the period which more than offset the increased expenses.

The Company posted a loss from continuing operations of $60,892 for the three-month period, while generating an income of $5,375 for the nine month period..  The Company discontinued operations at its Chattanooga auction location after August 31, 2010, booking a net income of $72,448 and $103,271 on those discontinued operations in the three months and nine months ended September 30, 2010, respectively.

This resulted in the Company registering a consolidated net income after discontinued operations of $11,556 for the three months and $108,646 for the nine months ended September 30, 2010.

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

The following tables represent the consolidated EBITDA results for the Company during the third quarter of 2010 and 2009 and for nine months 2010 and 2009:

	Quarter Ended
	Sept 30, 2010	Sept 30, 2009
	(Unaudited)	(Not reviewed)
Net income (loss)*	$11,556	$(86,602)
Add back:
Income taxes	-	-
Interest expense, net of interest income	2,111	10,065
Depreciation and amortization**	41,314	39,011

EBITDA	$54,981	$(37,526)

*	Reflects Q3 2010 loss of $60,892 from continuing operations and benefit of $72,448 from discontinued operations in 2010, for a net income of $11,556 for the quarter.
**
In addition to the non-cash depreciation and amortization of $24,574 and $22,834 in Q3 2010 and 2009, respectively, we included amounts accrued for the issuance of stock options and warrants of $16,560 in Q3 of 2010 and $16,177 in Q3 2009.

	Nine Months Ended
	Sept 30, 2010	Sept 30, 2009
	(Unaudited)	(Not Reviewed)

Net income (loss)*	$5,375	$(116,679)
Add back:
Income taxes	-	-
Interest expense, net of interest income	10,065	12,971
Depreciation and amortization**	122,227	181,148

EBITDA	$137,667	$77,440

*	Reflects 2010 nine month income of $5,375 from continuing operations and benefit of $103,271 from discontinued operations in 2010, for a net income of $108,646 for the period.
**
In addition to the non-cash depreciation and amortization of $72,547 and $132,617 for the nine months ended September 30, 2010 and 2009, respectively, we included amounts accrued for the issuance of stock options and warrants of $49,680 in 2010 and $48,531 in 2009.

Discontinued Operations

The Company discontinued operations at its Chattanooga auction location after August 31, 2010. For the nine months ended September 30, 2010, the Company booked a loss from discontinued operations of $346,784 while gaining $450,055 on disposal of the Chattanooga subsidiary, for a net gain of reporting a loss of $346,784 on those discontinued operations and a gain of $450,055 on disposal of the Chattanooga subsidiary for a net income from discontinued operation of $103,271.  After income of $5,375 from continuing operations in the period, the company registered a net income of $108,646.

For the three months ended September 30, 2010, the Company booked a loss from discontinued operations of $158,715 while gaining $231,163 on disposal of the Chattanooga subsidiary, for a net gain of $72,448 on discontinued operations.  After a loss of $$60,892 from continuing operations in the period, the company registered a net income of $11,556.  (See Subsequent Events in Part II, Item 5 - Other Information)

Liquidity and Need for Additional Capital

Our accountants have issued, in their audit report, a going concern opinion reflecting a conclusion that our operations may not be able to continue because of a lack of financial resources.

As of September 30, 2010, the Company has accrued salaries of $110,488 owed to Mr. Steven Sample, the Company’s Chief Executive Officer and Mr. Tony Moorby, the Company’s President and Chief Operating Officer until December 31, 2008. This deferral of salary is not pursuant to any employment agreement but reflects an accommodation by Messrs. Sample and Moorby to assist the Company’s cash management in 2008 and beyond, and Mr. Sample’s accommodations for periods thereafter.  The Company does not anticipate paying either Mr. Moorby or Mr. Sample in either Preferred or Common stock.

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

The Company had a negative consolidated operating cash flow of $212,651 and a negative consolidated net cash flow of $16,080 in the first nine months of 2010, primarily as a result of the cash used in activities at the Chattanooga auction. By contrast, the Company had a positive operating cash flow of $80,962 and a positive net cash flow of $6,968 as a consolidated entity in the same period of 2009.   The Company has not attempted to secure capital through a private placement of its securities in 2009 or 2010.

Presently, the cash flow from our Augusta operation is sufficient to support those operations in the current manner, but is not sufficient to also support the Parent Company’s operations on a consolidated basis.  The Company’s Chattanooga auction, having been reported as discontinued as of the end of the second quarter of 2010,,was not yet brought to profitability and was not operating on a cash flow positive basis at the time of its operations being discontinued at August 31, 2010.  As a result of the insufficient cash flow at our Augusta operations coupled with the negative cash flow posture at Chattanooga, our operations in 2010 have not provided sufficient cash flow to cover our corporate activity on an ongoing basis, essentially our executive officers, administrative overhead, and overhead that includes the cost of lawyers and accountants required to be publicly held.  As a result of these deficiencies, the Company will have to reduce overheads, increase cash flow from operations, and/or acquire additional operations sufficient to cover the costs of overheads. The Company’s Augusta auction operations continue to flourish and grow, but ultimately could outgrow the present facility. As a result, the Company could ultimately be forced to seek a larger operating facility for its auction operations there, since the auction cannot accommodate the desired growth at its present location. (See Subsequent Events in Part II, Item 5 - Other Information.)

The Augusta Auction’s liquidity in 2010 has been and will continue to be supplemented by a $300,000 line of credit negotiated with Wachovia Bank, N.A. secured against the assets of its North Augusta location.  Since 2007, the Company has maintained a certificate of deposit with the Wachovia Bank of just over $150,000, also partially guaranteeing its $300,000 line of credit for use at the Augusta auction.  The bank charged an interest rate on the line of credit equal to prime plus 1.5% on the outstanding daily balance, if any, and the greater of (i) the sum of the one month London interbank offered rate (Libor) as published in the Wall Street Journal (or such other publication or reference reasonably selected by the Lender if no longer published in the Wall Street Journal) plus 500 basis points, or (ii) 6.0% percent per annum, respectively.  The Augusta line of credit was secured by all of the Company’s deposits at the bank and a certificate of deposit with Wachovia Bank of just over $150,000 which the Company has held since mid-2007.

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

Additionally, a $2,000,000 line of credit was negotiated by the seller of the Chattanooga Auction to be maintained at First Volunteer Bank in Chattanooga for general corporate purposes in the normal course of business by the Company’s subsidiary there. That line of credit is secured by the assets of the Chattanooga auction, all of which are further guaranteed by the parent Company and personally guaranteed by the Company's CEO, Mr. Sample. The lender, Alexis Ann Jacobs, placed $2,000,000 cash on deposit with the bank that was linked to the Company’s Chattanooga auction CAR account, such that any cash requirement created on a day-to-day basis would be automatically covered through drafts on the lender’s account at that same bank.  Financing at the Augusta unit has been satisfactory, and liquidity there has been sufficient to maintain the auction’s operations.  In 2009, the Company only operated the Chattanooga operation for the last five days of that year, utilizing its credit resources at that location very little.  The Company’s Chattanooga subsidiary utilized the credit line at that location to a fuller extent in the normal course of business until discontinuing operations at that location as of the end of August 2010. That credit line was originally set to mature December 28, 2012, but the Company discontinued access to that line at the time it discontinued operations at the Chattanooga subsidiary.

The lender at Chattanooga charged an interest rate equal to: (a) prime plus 1.5% on the outstanding daily balance, if any; and, (b) the greater of (i) the sum of the one month London interbank offered rate (Libor) as published in the Wall Street Journal (or such other publication or reference reasonably selected by the Lender if no longer published in the Wall Street Journal) plus 500 basis points, or (ii) 6.0% percent per annum, respectively.

The line of credit in Augusta, and previously the line of credit at Chattanooga, have been designated for general corporate purposes in the normal course of business and to cover some instances in which payments to dealers selling vehicles through the auctions are advanced prior to collecting payments from buyers of those vehicles.  The Company anticipates increasing the size of the available line of credit at Augusta as its sales volume grows.

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

The Company’s significant charge-offs have generally been those temporarily required to be made by its independent accountants due to aging, all of which have been subsequently recovered, resulting in no loss to the Company or its subsidiaries. There were two charge-offs in 2009 totaling $16,090.  Those amounts were charged off at the direction of our independent accounting firm due to their aging, but both were subsequently collected, again resulting in no loss to the Company.  The Company has not had any significant charge-offs in 2010.

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

With the acquisition of the Chattanooga auction in December of 2009 to augment its Augusta auction operation, the Company considers those first two automobile auctions as indicative of the basis of services rendered by the Company.  The Chattanooga auction business has now been accounted as discontinued operations.  The Company will have to raise cash to acquire additional automobile auctions, possibly through the sale of Common Stock.

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

The Company’s full-time salaried Vice President and COO who served until September 17, 2010, was engaged in ownership of a used car operation in Georgia and bought and financed vehicles for that operation, and also engaged in various real estate transactions, all of which competed for his time and attention in the Company’s core auction business and related operations.

The Company’s Secretary, a non-salaried position with the Company, is employed full-time in Nashville, Tennessee in a diverse business.  The Company does not make heavy demands on its Secretary, who is not expected to give substantial time to the affairs of the Company.

Except for its Vice President/COO, who left the company subsequent to September 17, 2010, the Company has no other full-time corporate managerial staff except for its President and CEO, who devotes the majority of his business time and efforts to the management and direction of the Company.  As such, there is not now, nor has there previously been considered to be, any material conflict of interest on his part.

The President and CEO of the Company, and the Vice-President of the company until his departure on September 17, 2010, served as directors of the Company as well as officers and directors of the Company’s subsidiary corporations.  Service in those capacities with the subsidiaries was not considered in itself to constitute a conflict of interest on the part of those employee/directors.  The Company’s President and CEO continues to serve in those capacities, and no conflict of interest is perceived.

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

During fiscal 2009 at the Company's Augusta and parent Company operations, the Company performed reconciliations and account analysis in a timely manner using a fully trained financial accountant.  However, with the acquisition of its Chattanooga subsidiary on December 26, 2009, and personnel issues associated with the accounting staff and supervision at that location, the Company attempted to reconcile Chattanooga's software and data with the parent Company's software and data, but has been unsuccessful in achieving a timely and efficient melding of the systems.  In addition, the Company was unsuccessful in locating financial personnel who were proficient with Chattanooga's software, all of which resulted in failures to reconcile its accounts to the Annual Report and Quarterly Reports in a timely manner.  Ultimately the Company discontinued use of the financial software and server it acquired in the Chattanooga asset purchase and installed its own software at the Chattanooga location, establishing a parallel accounting system with its parent Company and other operating unit, allowing for proper reconciliations and consolidation of the operating units.  During this period, many reconciliations and account analysis were not performed in a timely or efficient manner by the auction’s personnel and management.  The Company worked to train the appropriate personnel at all locations to improve the speed and accuracy of reconciliations, and hired a qualified controller to its corporate team.  The Company had considered that those actions would mitigate these issues in the future.  However, subsequent disputes that arose in Chattanooga followed by the launching of litigation and the Company’s ultimate separation from that operating unit resulted in a situation whereby the Company’s access to its accounting and operating data at Chattanooga were severed, resulting in continuing difficulties in reporting on the operating unit and the consolidated entities. Consistent with the Company discontinuing operations at Chattanooga in September 2010, the Controller’s employment with the Company was discontinued in September as well.

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

The Company suffered a computer server failure at its Augusta location in February of 2010, and discovered that its practices in backing up and protecting certain digital financial data were insufficient.  While the Company currently backs up its digital data from the auction operating systems on a daily basis, it had not been making daily backups of its financial data.  The data in question covered a period from mid-February to mid-April of 2010, was protected by hard copy financial records, was fully restored within a short time after the anomaly, and resulted in no compromise or loss of financial data, either digital or otherwise.  Although there was no loss or damage, the Company recognized its deficiency in that area and immediately initiated new and improved provisions for protecting and preserving its digital data and information at all locations.

PART II OTHER INFORMATION

Item 5. Other Information.

As used in comparison to the current year’s financial reports. the Company’s Balance Sheets as of September 30, 2009, the Statement of Operations for three months and nine months ended September 30, 2009, and the Statement of Cash Flows for the nine months ended September 30, 2009 were not reviewed by the Company’s independent accountants and as such are deemed deficient.  The Company believes that this information, nonetheless, is not materially inaccurate and the information for the periods referred to are included in the audited information set forth in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009.  Additionally, the Company’s interim financial reports on Forms 10-Q as reported for the periods ended March 31, June 30, and September 30, 2010 have been reviewed by the Company’s independent accountants.  As such, the Company has no current plan to address this deficiency.

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

On October 18, 2012 the Company changed its name from Acacia Automotive, Inc. to Acacia Diversified Holdings, Inc.  The Company will continue to file its Quarterly Reports 10-Q and its Annual Reports 10-K under the name Acacia Automotive, Inc. until the reporting of its Quarterly Report 10-Q for the period ended September 30, 2012.  However, the Company will file any interim 8-K Current Reports or other special reports under the name Acacia Diversified Holdings, Inc. effective with the changing of its name.

Subsequent Events.

The Company discontinued operations at its Chattanooga auction location after August 31, 2010. For the nine months ended September 30, 2010, the Company booked a loss from discontinued operations of $346,784 while gaining $450,055 on disposal of the Chattanooga subsidiary, for a net gain of reporting a loss of $346,784 on those discontinued operations and a gain of $450,055 on disposal of the Chattanooga subsidiary for a net income from discontinued operation of $103,271.  After income of $5,375 from continuing operations in the period, the company registered a net income of $108,646.

For the three months ended September 30, 2010, the Company booked a loss from discontinued operations of $158,715 while gaining $231,163 on disposal of the Chattanooga subsidiary, for a net gain of $72,448 on discontinued operations.  After a loss of $$60,892 from continuing operations in the period, the company registered a net income of $11,556.

Legal Proceedings.

On September 17, 2010, a dispute arose between the Company and Ms. Alexis Ann Jacobs (“Jacobs”), the principal seller of the Chattanooga Auto Auction and the party that also provided a line of credit for use by the Company’s Acacia Chattanooga Vehicle Auction, Inc. (“ACVA”) subsidiary).

At 4:29 PM on September 17, 2010, the day on which the dispute arose, Tony Moorby, then a director of the Company, emailed an unsigned letter to the Company’s Chief Executive Officer resigning as a director and asserting that his current financial situation necessitated payment of back wages. In the letter he also asserted unspecified concerns over the Company’s financial reporting and alleged such concerns had been expressed in the presence of David Bynum, also then a director of the Company and also the Company’s then Chief Operating Officer, events the Company disputed. The Company believed that Mr. Bynum, who had been managing the Chattanooga auction for the Company until the events of September 17, 2010 and Mr. Moorby, after having been unemployed by the Company since January of 2009 but who remained a director of the Company, were then employed at the Chattanooga auction on behalf of Ms. Jacobs prior to resigning as directors of the Company.  Mr. Bynum resigned via email to the Company’s Chief Executive Officer at 9:15 PM on the same date, after Mr. Moorby. The Company disputed that it’s financial reporting involved any irregularities, and believed that the resignations arose in connection with the actions described herein and in connection with communications by Messrs. Moorby and Bynum with Ms. Jacobs and her counsel, Keith Whann, communications unknown to the Company when made and made prior to their resignations as directors.

On September 24, 2010, Jacobs caused a complaint to be filed in the United States District Court for the Southern District of Ohio, Eastern Division as Case Number 2:10-cv-00912-GCS-MRA, naming the Company, its wholly-owned subsidiary Acacia Chattanooga Vehicle Auction, Inc. (“ACVA”) and its Chief Executive Officer, Mr. Steven Sample as defendants (the “Complaint”). On the same date as they instituted legal proceedings against the Company, Jacobs and Whann took actions by exercising a Stock Power Agreement and a Stock Pledge Agreement related to the Company’s guarantees in the 2009 acquisition agreements in converting control to Jacobs of the Company’s ACVA Common stock representing ownership of the Chattanooga auction, all of which was done without the prior knowledge or approval of the Company.  In so doing, Whann and Jacobs voted themselves or their assigns as the only directors and officers of ACVA, taking control of the ACVA site and operations.

Simultaneously, Jacobs and Whann denied the Company from physical and electronic access to the Chattanooga auction, its operating systems and data resources, and excluded the Company’s employees from further access to the premises.

Following those events, and as a result of the Company on or after September 17, 2010: (a) being prevented from physically or electronically having access to the Chattanooga auction subsidiary’s premises or the operating and financial data of the Chattanooga auction; (b) being prevented from operating, directing, managing or participating in the affairs of the Chattanooga auction either alone or in concert with other parties; (c) having no knowledge as to whether or not the auction was being operated in a prudent manner and with a commercially reasonable responsibility in the absence of the Company; and, (d) being unable to accurately report the activities of the Chattanooga auction, the Company elected to discontinue operations of the Chattanooga auction subsidiary effective with the close of business August 31, 2010.  The financial statements included with this report and those effective with the close of the second quarter of 2010 reflect that determination and those actions.

Pursuant to the actions of Whann and Jacobs, the Company subsequently discontinued its legal representation of ACVA, which had come to be under the control of those parties.

Failing to gain a timely cognovit judgment in the First Federal Action as anticipated, Jacobs then on October 7, 2010, through the same Putative Attorney who purported again to represent the Company, ACVA and Mr. Sample and again in their absence and without their knowledge, filed a Stipulation of Dismissal with the Federal Court in the First Federal Action and refiled the action on the same day in the Court of Common Pleas in Franklin County, Columbus, Ohio (the “State Court Action”).

The Company’s Acacia Chattanooga subsidiary was current in all rent payments and payments due under the line of credit at the time of Jacobs’ claims and prior thereto, and upon learning of these actions, the Company, its subsidiary, and Mr. Sample adamantly denied that there had been an event of default under any agreement with Ms. Jacobs and that Ms. Jacobs’s litigation was without merit. The Company vigorously defended the action.  The Company, ACVA, and Mr. Sample further denied that the Putative Attorney selected by Jacobs had the power to represent them or to file the Cognovit Complaints or the Stipulation of Dismissal with the Federal Court or the Cognovit Complaint with the Court of Common Pleas.

On October 12, 2010, the Company, as Defendants, filed a Notice of Removal to move the case from the Court of Common Pleas back to the United States District Court in the Southern District of Ohio, Eastern Division (the “Second Federal Action”).  On the same day, the Company, ACVA, and Mr. Sample answered the Complaint restored to that court and adamantly denied that there was any event of default or that the Putative Attorney had the power to file any actions on their behalf.

On November 5, 2010, the Company and Mr. Sample filed a separate complaint in the same United States District Court as Case Number 2:10-cv-00995-GCS-MRA (the “Third Federal Action”), naming Alexis Ann Jacobs, Keith E. Whann, CAA Liquidation, LLC, (the renamed entity that sold the Chattanooga assets to the Company), Auction Venture Limited Liability Company (the Leasor of the Chattanooga facility to ACVA) (collectively the “Jacobs Defendants”), Mr. Tony Moorby (“Moorby”) and Mr. John David Bynum (“Bynum”) (collectively “Moorby and Bynum”) (Moorby and Bynum and the Jacobs Defendants collectively referred to as “Third Federal Action Defendants”). The Company’s case alleged that the declaration of default by Ms. Jacobs and subsequent conversion of control of ACVA was wrongful and malicious, having no basis in law or fact. The Company’s case also alleged that, without the knowledge of the Company, Mr. Whann acted in concert with Messrs. Moorby and Bynum while each was still a director of the Company. The suit also alleged that Messrs. Moorby and Bynum were working at the direction of Mr. Whann and Ms. Jacobs for Ms. Jacobs at the Chattanooga auction prior to their resignation as officers or directors of the Company.

The Company’s complaint sought a declaratory judgment that, among other issues, neither Acacia Chattanooga, Acacia Automotive, nor Steven L. Sample defaulted under any of the agreements. It also claimed damages in excess of $75,000 for each of the following causes of action: that Ms. Jacobs and Auction Ventures breached certain contracts; that Ms. Jacobs, Mr. Whann and Auction Venture converted control of the Company’s Common stock representing ownership of the Acacia Chattanooga operations; that Messrs Bynum and Moorby breached their fiduciary duty to the Company; that Ms. Jacobs and Mr. Whann and CAA committed fraud; and that Ms. Jacobs, Messrs. Whann, Moorby and Auction Venture conspired against the Company. The complaint also sought injunctive relief against all parties in concert and Ms. Jacobs.

On April 1, 2011, pursuant to court-ordered guidelines, the parties began discussions related to settling their disputes in the various actions.  Those settlement discussions continued over the next eleven months, at which time the parties finally reached a global Settlement Agreement and Release on February 28, 2012 as reported on the Current Reports filed on Forms 8-K filed March 6, 2012.  Reference is also made to the Current Report filed on Form 8-K dated November 16, 2012 filed concomitant with this report containing the full text of the Settlement and Release Agreement and related documents (the “Settlement Agreement”) including the Court orders stipulating dismissal of the actions.

The Settlement Agreement provided for the following primary actions to be taken by the parties:

1. Jacobs, as Plaintiff in the First Federal Action, the State Court Action, and the Second Federal Action, together with the remaining third Federal Action Defendants, agreed to, among other things: (i) provide the Company and Mr. Sample with a release of their obligations under the guaranties and the stock pledge agreement and from their obligations under the line of credit, the loan agreement, the loan note, the guaranties and the security agreement;  (ii) provide the Company and Mr. Sample with an executed termination statement with respect to all financing statements and security agreements, the guaranties, and the line of credit; (iii) execute and file termination of all financing statements identifying it as a creditor of Sample, and to file similar terminations for the Company and its ACVA subsidiary when all requirements of the Settlement Agreement had been met; (iv) provide the Company with a notice of termination of the Stock Pledge with respect to the Company’s Chattanooga subsidiary capital stock and return the certificate representing the shares of the capital stock of the Company’s ACVA subsidiary when the requirements of the Settlement Agreement had been met; (v) release the Company and any guarantors from the lease of the Chattanooga property; and, (vi) provide the Company with a notice of full satisfaction of all the obligations of its Chattanooga subsidiary to the Seller under the line of credit, the loan agreement, the loan note, and the security agreement.  While certain of these things have not yet been implemented by the Jacobs parties or received by the Company, the Company feels the promise to do so as tendered in the Settlement Agreement was made in good faith and that Ms. Jacobs and related parties will provide the required items to the Company and Mr. Sample within a reasonable period time.

In addition to those terms, Mr. Moorby agreed to return to the Company for cancellation 500,000 shares of Acacia common stock awarded to him in conjunction with his hiring. Further pursuant to the Settlement Agreement, Ms. Jacobs and Mr. Whann provided affidavits necessary to cancel and return to the Company’s treasury 20,000 shares of Acacia common stock (10,000 shares each person) issued on the books of the Company’s transfer agent in December of 2009, but which Jacobs and Whann claimed to have not received.

Additionally, Mr. Moorby, Mr. Bynum, and their respective families agreed to return to Mr. Sample 42,000 shares of Acacia common stock Mr. Sample had personally gifted to them.  All these cancellations and gift return have been completed as agreed.

Further to the terms of the Settlement Agreement, Mr. Moorby and Mr. Bynum agreed that ror twenty-four (24) months following the Closing Date, they would not knowingly, directly or indirectly, own, manage, operate, control, be employed by, work on behalf of, invest in, assist (financially or otherwise), provide advisory services to, provide consulting services to, or provide other services to any person or any entity who is engaged in the operation of a licensed auto auction or similar business, for the purpose of engaging in the operation of a licensed auto auction or similar business within fifty (50) miles of the Company’s Augusta auction location.  Additionally, CAA Liquidation, LLC, Auction Venture Limited Liability Company, Whann, and Jacobs, agreed to not operate a licensed auto auction or similar business from a physical location within 150 miles of the Company’s Augusta auction location for a period of twelve (12) months following the Closing Date.

2.  The Company and Mr. Sample, as Defendants in the First Federal Action, the State Court Action, and the Second federal Action, and as Plaintiffs in the Third Federal Action, and ACVA as defendant or plaintiff in the various actions agreed, among other things: (i) that ACVA will sell and transfer to Jacobs’ CAA Liquidation, LLC (fka Chattanooga Auto Auction Limited Liability Company) (hereinafter “CAA”) entity the assets of ACVA, excluding any rights to the Acacia name or marks, for the original purchase price paid to CAA of $5,000; (ii)The Company, ACVA, and Mr. Sample would jointly pay to CAA the sum of $150,000 (all paid by the ACVA subsidiary controlled by Jacobs, with the exception of $1.00 paid by the Company and $1.00 paid by Mr. Sample); (iii) the Company would cause ACVA to assist CAA with the execution of a novation agreement with regard to the General Services Administration contract for selling vehicles at the Chattanooga auction; (iv) as part of the Settlement Agreement.  The Company filed with the United States Securities and Exchange Commission (“SEC”) on March 6, 2012 a Form 8-K which is incorporated herein by reference.

On March 6, 2012 the Company and Mr. Sample reported reaching the Settlement Agreement with the Jacobs parties on Form 8-K which is incorporated herein by reference.

Legal and equitable claims were asserted by the Company and Mr. Sample against Mr. Moorby and Mr. Bynum in the United States District Court for the Southern District of Ohio, Case No. 2:10-cv-995.  Similarly, claims were asserted by Mr. Moorby and Mr. Bynum, as defendants in that action, against the Company and Mr. Sample.

On February 28, 2012 the Company”) and Mr. Sample entered into the Settlement Agreement concluding their litigation with Mr. Moorby and Mr. Bynum.

All claims by the Company, Mr. Sample, Mr. Moorby, and Mr. Bynum have been dismissed by agreement of the respective parties, and all parties have released the others from any known or unknown causes of action.  The Company and Messrs. Bynum and Moorby acknowledged that neither the Company nor Mr. Sample were found by the Court to have committed any misdeeds and that neither Mr. Moorby nor Mr. Bynum were found by the Court to have breached their fiduciary duties to the Company.

The Settlement does not constitute an admission by the Company, Mr. Sample, Mr. Moorby, or Mr. Bynum of any liability or violation of law.

On March 6, 2012 the Company and Mr. Sample reported the Settlement Agreement with Messrs. Moorby and Bynum on Form 8-K, which is incorporated herein by reference.

3.  Concurrent with the Closing of the Settlement Agreement, all the Parties agreed: (i) to sign entries of release and dismissal so as to subsequently dismiss with prejudice all pending litigation proceedings and to release and discharge any judgments or judgment liens obtained in or as a result of the litigation proceedings; (ii) that the court costs incurred in the Litigation Proceedings were to be borne equally by the parties; (iii) to a no disparagement provision, and stipulated that the Settlement Agreement shall not be interpreted to render either party the prevailing party for any purpose; (iv) not to sue or bring claims against, or have any entities with which they are affiliated sue or bring claims against the other(s); and, (v) to cooperate and exercise reasonable efforts to accomplish and implement all acts necessary to reasonably conclude the Settlement Agreement and the actions contemplated by it in good faith and to take no action that is inconsistent with full performance of the Settlement Agreement or any term thereof.

All the parties to the Settlement Agreement agreed to a mutual non-disparagement agreement and release from any liabilities or future litigations.”

Item 8.01. Other Events.

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

Acacia Automotive, Inc.

Date: November 16, 2012	By:	/s/ Steven L. Sample
Steven L. Sample
Chief Executive Officer and
Principal Financial Officer