Form 10-K
period 2010-12-31
Acacia Diversified Holdings, Inc.
filed 2013-01-10
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to ______________

Commission file number: 1-14088
Acacia Diversified Holdings, Inc.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐         No ☐ (Not required)

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K.     Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Issuer’s revenues for its most recent fiscal year.   $1,756,987

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $498,781 as of June 30, 2012 based on a value of $0.10 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,562,524 as of January 10, 2013

PART I

Item 1.    Business of the Company

Background and History of the Parent Company

Acacia Diversified Holdings, Inc., formerly known as Acacia Automotive, Inc. (“we”, “us”, the “Company”, or the “Parent Company”) was incorporated in Texas on October 1, 1984 as “Gibbs Construction, Inc.”. The Company changed its name on October 18, 2012.  In the following years, the Company grew to a full service, national commercial construction company and completed an initial public offering of its Common stock pursuant to a registration thereof on Form S-1 in January, 1996.  In April 2000, Gibbs Construction, Inc. sought protection under Chapter 11 of the United States Bankruptcy Code following a similar filing by the Company’s largest client, which led to significant losses on several of the Company's projects.

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

Post Bankruptcy Restructuring

On August 15, 2006, for the sum of $50,000, Steven L. Sample acquired 4,000,000 shares, or 46.7%, of the 8,561,000 issued and outstanding shares of common stock of the Company from TAM and its associates.  Mr. Sample also satisfied several outstanding liabilities of the company such as those associated with completing the bankruptcy proceedings, professional costs related to the Company's ongoing SEC reporting requirements and expenses associated with recapitalizing the company. These expenses totaled $138,862. As consideration for the payment of these expenses by Mr. Sample, the Company agreed to effect a one for eight reverse stock split, to issue to Mr. Sample an additional 8,117,500 shares of Common stock and 500,000 shares of Preferred stock.  For the assistance of Harry K. Myers, Jr., a principal of Baker #1, Ltd., the entity owning TAM, the registrant agreed to issue to him 25,000 shares of preferred stock and 450,000 shares of common stock.

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

Immediately following the approval of these amendments, the Company adopted a stock option plan, which was ratified by the Company’s stockholders in November 2007, reserving 1,000,000 shares thereunder.  In February 2007, pursuant to such plan, the directors granted 500,000 shares of its common stock to Mr. Tony Moorby, who was at that time the Company’s president, as well as 15,000 total shares to two other then-officers.  With these grants, the exercise of warrants to purchase 250,000 shares of common stock, the exchange of the preferred stock issued to a creditor in the bankruptcy proceeding for 100,000 shares of common stock, and the payment of 10,000 shares of common stock to a consultant, there were 11,997,524 shares of common stock issued and outstanding on March 31, 2008.  In subsequent actions resulting from the terms of the Settlement Agreement and Release between the parties to litigations, the Company cancelled 65,000 Common stock purchase options issued to Mr. Moorby during his tenure as an officer and director of the Company, and Mr. Moorby was also required to return to the Company for cancellation the 500,000 shares of Common stock issued to him in 2007.  In the same actions, the Company also cancelled 190,000 Common stock purchase options issued to former director and officer David Bynum.  (See Part I, Item 3 – “Legal Proceedings”)

Contemplated Business

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

On December 26, 2009, the Company completed the acquisition of certain assets of Chattanooga Auto Auction Limited Liability Company for cash consideration in the amount of $5,000. Acacia Chattanooga Vehicle Auction, Inc., a subsidiary of Acacia Automotive, Inc., operated this auction from a leased facility in Chattanooga, Tennessee prior to accounting for it as discontinued operations effective with its report on Form 10-Q for the period ended June 30, 2010.  (See Part II, Item 9B – “Other Information” and Part I, Item 3 – “Legal Proceedings”.)

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

In subsequent events, the Company disposed of the assets and the business related to its Augusta auction on July 31, 2012.  (See Part II, Item 9B – “Other Information”).

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

In August of 2009 the Company caused to be formed Acacia Chattanooga Vehicle Auction, Inc. a Tennessee corporation and wholly-owned subsidiary of the Company (“ACVA”). ACVA was formed for the sole purpose of acquiring the assets of the Chattanooga Auto Auction Limited Liability Company, which it did in December of 2009, and operating the auction.

On September 17, 2010, a dispute arose between the Company and Ms. Alexis Jacobs (“Jacobs”), the principal seller of the Chattanooga Auto Auction and the party that also provided a line of credit for use by the Company’s Acacia Chattanooga Vehicle Auction, Inc. (“ACVA”) subsidiary and related parties.  The dispute resulted in the filing of litigations by and between Jacobs, the Company and other related parties.  Ultimately the matters were fully settled by agreements of the parties on February 28, 2012.  (See Part I, Item 3 – “Legal Proceedings”.)

As a result of that dispute and the actions surrounding it, the Company deemed its Chattanooga subsidiary’s operations as discontinued effective as of August 31, 2010, the last month for which the Company controlled the Chattanooga auction operation. The financial statements in the report on Form 10-Q for the period ended June 30, 2010 and thereafter, including this report on Form 10-K for the period ended 12-31-2010, reflect that determination.  (See Part II, Item 9B - “Other Information”.)

Business of the Auctions

Both the Company’s auctions primarily sold “whole car” vehicles for automotive dealers and commercial concerns, and to a lesser extent, salvage units. Whole car units are usually units in reasonable repair and operating condition, while salvage units are generally, but not always, inoperative and often have been damaged or devalued as a result of exposure to water, fire, collision, theft or otherwise. The Chattanooga Auction also sold vehicles and equipment under a contract with the U.S. Government's General Services Administration ("GSA"), primarily offering off-lease vehicles and other units for the GSA and other governmental agencies, and the Augusta Auction sells vehicles and equipment under a contract with the United States Marshals Service. Dealers and other qualified buyers attend the weekly auctions and bid on offered units. The highest bidder owns the vehicle, subject to any limiting reserve prices established by the owner/seller of the unit(s). In most cases, the buyers and sellers of the units pick up and deliver them to the Auction property, but the Auction does provide transport services, generally for a fee.  Both the Company's auctions also held Friday night auctions that were open to public bidders in addition to dealers, and occasionally held special sales at other times.

Auctions generate revenues from fees for services, including buyer fees, seller fees, transportation fees, title fees, draft and floor plan financing fees, reconditioning fees, and more. Augusta Auto Auction primarily relies upon the efforts of its management for sales and marketing, but anticipates adding additional personnel in the future to increase the scope of those operations. While both auctions marketed their activities through their employees and commercial media, Chattanooga Auto Auction, the larger of the two, had a separate sales and marketing staff.

The Company ceased to operate the Chattanooga auction effective August 31, 2010, its last full month in management and control of that facility and operation.  The Company has accounted for the Chattanooga unit as discontinued operations on its consolidated financial statements in the report for the period ended June 30, 2010.  (See Subsequent Events in Part II, Item 9B - Other Information.)

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

Employees

As of December 31, 2010, the Parent Company had two officers, being Steven L. Sample, its Chairman, President and Chief Executive Officer, and Patricia Ann Arnold, its Secretary.  Ms. Arnold serves in her capacity as a non-employee, while Mr. Sample serves as a full-time employee of the Company. . The Parent Company has two other part-time employees.  Prior to September 17, 2010 the Company also employed another officer, Mr. John David Bynum, as its Vice President and Chief Operating Officer. Additionally, AAVA, a wholly-owned subsidiary of the Company, employs approximately 25 full and part-time persons, while ACVA, also a wholly-owned subsidiary of the Company, employed approximately 55 full and part-time persons.  The Company accounted for its Chattanooga subsidiary as discontinued operations effective with its reports for the period ended June 30, 2010.

The Company, should it be successful in executing its business plan, believes that it may be required to expand its staff to implement the controls necessary to manage a larger organization. This would likely result in the need for a Chief Financial Officer or Corporate Controller as well other officers and managers and basic support personnel. The Company will endeavor to operate with the smallest corporate management staff possible so as to maintain the lowest overhead possible while still effecting sufficient management processes to properly guide the company.

 Governmental Regulation

The Company, as with most companies operating vehicle auctions, is subject to various permits and licenses. These include vehicle dealer licenses, auctioneer licenses, business permits and licenses, sales tax permits, and others. The Company believes that it has obtained all permits necessary to function under the current state and federal regulations.

Available Information

Our Web address is www.acacia.bz. The Company attempts to make its electronic filings with the Securities and Exchange Commission (“SEC”) (including all Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports) are available free of charge on the Web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. In addition, information regarding our board of directors is available on our Web site. The information posted on our Web site is not incorporated into this Annual Report on Form 10-K.

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

The Company has incurred significant losses as a consolidated entity since July 2007, losses that have continued since that time through fiscal 2010. These continuing losses raise substantial doubt about our ability to continue as a going concern and our auditor's opinion with respect to our financial statements contain a going concern opinion. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

The financial statements in our filings on Form 10-Q for the three quarters ending September 30, 2009 and the third quarter of fiscal 2008 were not reviewed by our independent auditor.

Our annual financial statements for fiscal 2008 and 2009 were audited, but our quarterly results for the first three fiscal quarters in 2009 and the third fiscal quarter in 2008 were not reviewed by our independent auditor. Through unintentional error, the Company failed to label those results as “not reviewed”. Although we believe those quarterly financial statements to be accurate in all material respects, there is an increased potential that quarterly financial information may have some inaccuracies.  The Company subsequently filed amended reports on Form 10-Q/A for the periods ended 9-30-2009 and 3-31-2010, and has filed an amended report on Form 10-K/A for the period ended 12-31-2009 in order to properly address those deficiencies.  Reports beginning with the period ended 3-31-2010 have been reviewed by the Company’s independent auditors.

Because We Have Limited Operating History, it is Difficult to Evaluate Our Business.

The Company began its operations as an automotive concern in July 2007 with the acquisition of one automobile auction.  Because of our limited operating history, you have very little operating and financial data about us upon which to base an evaluation. You should consider our prospects in light of the risks, expenses and difficulties we may encounter, including those frequently encountered by new companies. If we are unable to execute our plans and grow our business, either as a result of the risks identified in this section or for any other reason, this failure would have a material adverse effect on our results of operations, business prospects, and financial condition.

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

We plan to grow through acquisitions

Because we intend to develop and expand our business through selective acquisitions of automobile auctions and other complementary businesses, there are significant risks that we may not be successful. We may not be able to identify, acquire or profitably manage additional companies or assets or successfully integrate such additional companies or assets without substantial costs, delays or other problems. In addition, companies we may acquire may not be profitable at the time of their acquisition or may not achieve levels of profitability that would justify our investment. Acquisitions may involve a number of special risks, including:

▪	adverse short-term effects on our reported operating results,

▪	diversion of management's attention,

▪	dependence on retaining, hiring and training key personnel,

▪	risks associated with unanticipated problems or legal liabilities,

▪	amortization of acquired intangible assets, some or all of which could reflect poorly on our operating results and financial reports,

▪	implementation or remediation of controls, procedures and policies appropriate for a public company at companies that prior to the acquisition lacked these controls, procedures and policies; and,

▪	incursion of debt to make acquisitions or for other operating uses.

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

Dependence on Key Personnel

Our future performance depends in significant part upon the continued service of our Chief Executive Officer, Steve Sample. The loss of his services could have a material adverse effect on our business, prospects, financial condition and results of operations. The Company does not presently maintain key man life insurance on Mr. Sample, but may obtain such insurance at the discretion of its board of directors for such term as it may deem suitable or desirable. Our future success also depends on our ability to attract and retain highly qualified technical, sales and managerial personnel. Although the Company feels that there is a sufficient pool of talent available, the competition for such personnel can be intense, and there can be no assurance that we can attract, assimilate or retain highly qualified technical, sales and managerial personnel for favorable compensations in the future.

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

Competition

The industry served by the Company is highly competitive across the entire United States and Canada. We currently or potentially compete with a variety of companies. Our first acquisition, servicing the Augusta, Georgia area, was acquired July 10, 2007. We anticipate that the Company’s other early acquisitions, if any, will be in the eastern or central United States, but there is no assurance the Company will be able to adhere to that plan or to make any acquisitions at all.

Control

The Company is effectively controlled by its CEO and Chairman, Steven L. Sample, who currently owns 48.91% of the Company’s issued and outstanding common stock. Mr. Sample will initially retain effective control over the Company’s operations, including the election of a majority of its board of directors, the issuance of additional shares of equity securities, and other matters of corporate governance, and based upon the Company's current business plan, it is anticipated that Mr. Sample will continue to have effective but not ultimate control of the Company well into future, perhaps even after some subsequent private offerings or a public offering.

Management of Growth

The Company is currently seeking to identify and acquire additional auto auctions or other viable businesses. As a result, the Company must manage relationships with a growing number of third parties as it seeks to accommodate this goal. The Company's management, personnel, systems, procedures and controls may not be adequate to support the Company’s future operations. The Company's ability to manage its growth effectively will require it to continue to expand its operating and financial procedures and controls, to replace or upgrade its operational, financial and management information systems and to attract, train, motivate, manage and retain key employees. If the Company's executives are unable to manage growth effectively, the Company's business, results of operations and financial condition could be materially adversely affected. If successful in acquiring additional auto auctions, the Company expects to inherit a substantial portion of the staff necessary to operate the new entities. We may find that some of the personnel and management of any acquisition target(s) may not be suitable for continued employment, while other suitable candidates may elect to discontinue their employment or affiliation with the Company for various reasons. This can create a burden on the Company’s management as it seeks to fill key positions. Failure of the Company to do so in a timely manner can result in disruption of auction operations, loss of revenues, and a subsequent reduction in profits.

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

We determined that our previously reported financial results for the three months and nine months ended September 30, 2009 and 2008 were not reviewed by the Company’s auditors. However, by reason of unintentional oversight, the Company erroneously failed to label those results as having been “Not Reviewed”. Notwithstanding the foregoing, the annual financial results of the Company were audited in 2009 and 2008.

Moreover, we further determined that management's discussion provided in various parts of the quarterly reports were not adequate to provide an accurate basis for review.

Accordingly, we made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of these errors, and relabeled certain financial information as “Not Reviewed” where applicable.

The first amendment to that report was filed in response to the Comment Letter on Form 10-Q/A on October 19, 2012 and amended the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, which was originally filed with the Securities and Exchange Commission on November 16, 2009.

That amended report was therefore filed to supplement and amend information provided in the Quarterly Report on Form 10-Q for the three months and nine months ended September 30, 2009 and 2008 filed on November 16, 2009 by Acacia Diversified Holdings, Inc. f/k/a Acacia Automotive, Inc. in order to fully disclose information then-disclosed in its financial results and in its Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management does not consider any of the previously reported financial information to have contained material deficiencies.  As such, that amendment did not reflect any material changes to the financial statements of the Company, but was changed to properly reflect periods in which the quarterly financial statements were not reviewed by the Company’s outside auditors.

The following sections of that Form 10-Q/A were revised to reflect the restatement:

Part I

Item 1 – Financial Statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4(T) – Controls and Procedures; and

Part II

Item 5 – Other Information

Other than those amendments made in response to the Comment Letter, no attempt was made in that amendment to modify or update other disclosures presented in the original Quarterly Report. That Amendment does not reflect events occurring after the filing of the Original Quarterly Report or modify or update those disclosures, including the exhibits to the Original Quarterly Report affected by subsequent events. Accordingly, that Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.

In light of those amendments, readers were warned to not rely on the information disclosed for those three months and nine months ended September 30, 2009 and 2008 as reported on Form 10-Q by the Company on November 16, 2009.  Except to the extent relating to the restatement of our financial statements and other financial information described above, the financial statements and other disclosure in that Form 10-Q/A did not reflect any events that occurred after the original Form 10-Q was initially filed on November 16, 2009. That is, the Company did not make any attempt therein to disclose or otherwise account for events subsequent to the periods contemplated therein, other than those events specifically referenced therein.

The Company further determined that it was appropriate to restate and supplement certain information in its Annual Report on Form 10-K for the period ended December 31, 2009 filed on May 27, 2010 by Acacia Diversified Holdings, Inc. f/k/a Acacia Automotive, Inc. in order to fully disclose information then-disclosed in its financial results and in its Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On October 19, 2012 the Company filed with the Securities and Exchange Commission an amended Annual Report on Form 10-K/A to supplement and amend information provided in the original filing.

The following sections of that Form 10-K/A were revised to reflect the restatement:

Part II

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8 - Financial Statements

Item 9A(T) – Controls and Procedures; and

Item 9B – Other Information

Other than those amendments made in response to the Comment Letter to the extent relating to the relabeling of selected financial information as “Not Reviewed” and the restatement of the information referenced above, no attempt was made in that Amendment to modify or update other disclosures presented in the original Annual Report for 2009 on Form 10-K. That amendment did not reflect events occurring after the filing of the original Annual Report or modify or update those disclosures, including the exhibits to the Original Annual Report affected by subsequent events. Accordingly, that amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report on Form 10-K as initially filed on May 27, 2010, including any amendments to those filings.

As a result of our previously reported financial results for the three months ended March 31, 2009 having not been reviewed by the Company’s auditors and by reason of unintentional oversight and the Company in erroneously failing to label those results as having been “Not Reviewed” in our comparative financial information in the Quarterly Report on Form 10-Q for that period as filed with the Securities and Exchange Commission on July 23, 2010, the Company determined those portions of the quarterly report were not adequate to provide an accurate basis for review. Notwithstanding the foregoing, the annual financial results of the Company were audited in 2009 and 2008.

Moreover, we further determined that management's discussion provided in various parts of the quarterly reports were not adequate to provide an accurate basis for review.

Accordingly, we made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of these errors, and relabeled certain financial information as “Not Reviewed” where applicable.

This first amendment of this report on Form 10-Q/A filed with the Securities and Exchange Commission on October 19, 2012 amended the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which was originally filed with the Securities and Exchange Commission (the “SEC”) on July 23, 2010. We filed that amendment in response to a Comment Letter received from the SEC in connection with its review of the original Quarterly Report.

This Amended report was therefore filed to supplement and amend information provided in the Quarterly Report on Form 10-Q for the three months ended March 31, 2009 filed on July 23, 2010 by Acacia Diversified Holdings, Inc. f/k/a Acacia Automotive, Inc. in order to fully disclose information then-disclosed in its financial results and in its Management’s Discussion and Analysis of Financial Condition and Results of Operations. On July 26, 2012, the shareholders of the Company voted to change the name of the Company to Acacia Diversified Holdings, Inc.

The following sections of that Form 10-Q/A were revised to reflect the restatement:

Part I

Item 1 – Financial Statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4(T) – Controls and Procedures; and

Part II

Item 5 – Other Information

Other than those amendments made in response to the Comment Letter, no attempt was made in that amendment to modify or update other disclosures presented in the Original Quarterly Report. This Amendment does not reflect events occurring after the filing of the Original Quarterly Report or modify or update those disclosures, including the exhibits to the Original Quarterly Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.

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

The Company further determined that, through an unintentional oversight, it had failed to file certain updated and amended documents relating to its acquisition of the Chattanooga auction business that were changed from the time the documents were initially executed and/or incorporated into the master documents as filed on Form 8-K on September 16, 2009, and the date of final closing of the transactions on December 26, 2009.

To more fully comply, the Company on October 19, 2012 filed an amended Current Report on Form 8-K to supplement and amend information provided in the Current Report on Form 8-K filed on September 16, 2009 in order to fully disclose information then-disclosed under “Item 1.01. Entry into a Material Definitive Agreement”, and information provided in the Current Report on Form 8-K filed on December 30, 2009 in order to fully disclose information then-disclosed under “Item 2.01. Completion of Acquisition or Disposition of Assets” by Acacia Diversified Holdings, Inc. f/k/a Acacia Automotive, Inc.  To that extent, the Company also elected to make disclosures under “Item 2.01. Creation of Financial Obligation”.  While the Management Agreement and Asset Purchase Agreement were executed on August 31, 2009, certain material terms to both agreements were modified following the Filings and December 26, 2009, the effective date of the acquisition transaction. A First Amendment to the Asset Purchase Agreement and the related loan documents creating an obligation to the registrant were executed on December 10, 2009 with an effective date of December 26, 2009.

On October 19, 2012 the Company filed with the Securities and Exchange Commission its response to the Comment Letter, the first amendment on Form 10-K/A for the period ended December 31, 2009, the first amendment on Form 10-Q/A for the period ended September 30, 2009, the first amendment on Form 10-Q/A for the period ended March 31, 2010, and the first amendment to Form 8-K/A for events first reported on September 16, 2009 in connection with the prior presentment of our financial statements, management's discussion and analysis thereof, controls and procedures and information presented on Forms 8-K.

On July 26, 2012, the shareholders of the Company voted to change the name of the Company to Acacia Diversified Holdings, Inc., which name became effective on October 18, 2012.

Item 2.    Description of Properties

The Company operates an auto auction in North Augusta, South Carolina.  In July 2008, the Company renewed a twelve-month lease on the location where the Augusta Auto Auction has operated for several years.  The lease term can be further extended and currently has a monthly lease rate of $2,975.  The facility consists of approximately five acres, houses two administrative buildings and a two-lane auction arena, and provides parking for several hundred vehicles.  The compound is fenced and protected by an electrified security fence system as well as security systems in its buildings and auction arena.  In addition to the main auction facility, the registrant also leases property that is used for additional vehicle storage (both indoor and outdoor) and customer parking for approximately 400 additional customer vehicles on sale days.  The indoor storage areas and part of the outdoor storage areas are protected by an electrified security fence system as well as security systems in both areas.  This property is located directly across the street from the main auction facility and is leased on a month-to month basis for approximately $1283 per month. The Company also maintains administrative space in Ocala, Florida, at a cost of approximately $621 per month, which it may cancel at any time. Excluding lease expenses at the discontinued Chattanooga facility, these lease expense of the Company amounted to $53,383 per year in 2010 and 2009.

Item 3.    Legal Proceedings

In September, October and November of 2010, the Company, its CEO, and certain other related parties entered into litigation resulting from disputes following the Company’s acquisition of the assets and related business of Chattanooga Auto Auction Limited Liability Company in December of 2009.  On February 28, 2012, all parties to those litigations entered into a global Settlement Agreement and Release as first reported on the Current Reports on Forms 8-K filed March 6, 2012.  Further discussion was set forth in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 filed with the Securities and Exchange Commission on November 16, 2012.  Reference is also made to the Current Report filed on Form 8-K November 16, 2012 containing the full text of the Settlement Agreement and Release and related Exhibits including the Court orders stipulating dismissal of those actions, all of which filings are incorporated herein by reference.

All the parties to the Settlement Agreement agreed to a mutual non-disparagement agreement and release from any liabilities or future litigations.  The Settlement Agreement and Release did not constitute an admission by the Company, its CEO, or any other party of any liability or violation of law.

Item 4.    Submission of Matters to a Vote of Security Holders

On July 26, 2012, the shareholders of the Company voted to change the name of the Company to Acacia Diversified Holdings, Inc., which name became effective on October 18, 2012.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

There has been sporadic trading in our stock for the last four fiscal years.  We are presently traded in the Pink Sheets under the symbol ACCA.  The following table sets forth information as reported by the National Association of Securities Dealers Composite Feed or Other Qualified Interdealer Quotation Medium for the high and low bid and ask prices for each of the twelve quarters ending December 31, 2010. The following prices reflect inter-dealer prices without retail markup, markdown or commissions and may not reflect actual transactions.

	Closing Bid		Closing Ask
	High	Low	High	Low
Quarters ending in 2008
March 31	$0.25	$0.10	$1.05	$1.01
June 30	0.20	0.18	1.01	0.70
September 30	0.25	0.20	0.95	0.55
December 31	$0.20	$0.10	$0.66	$0.50
Quarters ending in 2009
March 31	$0.15	$0.15	$.50	$0.50
June 30	0.15	0.05	.85	0.16
September 30	0.10	0.01	2.00	0.10
December 31	$0.15	$0.0003	$0.51	$0.10
Quarters ending in 2010
March 31	$0.60	$0.0022	$2.00	$0.10
June 30	0.13	0.05	0.99	0.90
September 30	0.21	0.12	0.90	0.90
December 31	$0.21	$0.20	$0.90	$0.60

As of September 30, 2012, the Company had 128 stockholders of record. We believe that we may also have as many as 200 or more additional beneficial shareholders.

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

At its meeting of directors on February 1, 2007, the Company’s board of directors approved its 2007 Stock Option Plan which was approved by our stockholders on November 2, 2007, reserving 1,000,000 shares to be issued thereunder.  In subsequent resolutions, the directors granted restricted stock, warrants, and options for compensation summarized as follows:

SUMMARY OF EQUITY COMPENSATION PLANS

Plan Description	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Not Approved by Shareholders*	1,425,000	$2.33	-
Equity Compensation Plans Approved by Security Holders**	735,000	0.43	1,710,700
Options Forfeited by Former Holders***	(255,000)	0.43	1,965,700
Totals	1,905,000	$1.85	1,965,700

*  Reflects (i) 475,000 warrants issued on May 29, 2007, at a strike price of $1.00 per share for a term of 10 years and which vested immediately in exchange for conversion of 475,000 shares of Preferred stock of the Company for 475,000 shares of its Common stock; and (ii) 950,000 warrants issued on the same date with the following conditions: 316,666 warrants issued at a strike price of $2.00 per share and exercisable at any time on or after January 1, 2008 upon the meeting of certain goals, 316,667 warrants issued at a strike price of $3.00 per share and exercisable at any time on or after January 1, 2009 upon the meeting of certain goals, and 316,667 warrants issued at a strike price of $4.00 per share and exercisable at any time on or after January 1, 2010 upon the meeting of certain goals, but all of those 950,000 warrants later considered to have lapsed due to ambiguous language at issuance. The Company issued the same amount of new warrants on December 30, 2010, which vested immediately with a term of six years and a strike price the same as when originally issued.

**  Reflects grants under the 2007 Acacia Automotive Stock Incentive Plan. Effective January 1, 2008, the number of shares available under Plan increased by 479,900 shares.  Effective January 1, 2009, the number of shares available under the Plan increased by 482,500 shares, and effective January 1, 2010, the number of shares available under the Plan increased by 483,300 shares.  The number of shares in the Plan increases annually by an amount equal to 4% of the number of shares outstanding at the end of the fiscal year, and thus will increase on January 1, 2011 in the additional amount of 483,300.

***  In subsequent events occurring on February 28, 2012, two former directors of the Company forfeited 255,000 options as a requirement to the settlement of litigations with the Company on that date. Former director Tony Moorby forfeited 65,000 Common stock purchase options and former director David Bynum forfeited 190,000 Common stock purchase options.  Those 255,000 forfeited options are now considered non-existent.  (See Part I, Item 3 – “Legal Proceedings” and Part II, Item 9B – “Other Information”)

In addition to forfeiting Common stock purchase options as indicated above, the following table reflects 520,000 common shares that were cancelled and returned to the Company’s treasury as a result of the settlement of litigations on February 28, 2012.

On February 28, 2012, further to the terms of the Settlement Agreement and Release attendant to the litigation, Mr. Tony Moorby, a former officer and director of the Company, was required to return to the Company for cancellation the 500,000 Common shares he was issued in 2007 for joining the Company.

In December 2009, the Company issued 20,000 shares of restricted Common stock to Alexis Ann Jacobs and Keith Whann, the principals and former owners of the Chattanooga Auction, for services rendered to the Company.  The issuance of those shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof as a transaction not involving a public offering.  While the Company’s transfer agent recorded the transfer of those shares, the recipients of those issuances claimed they never received the shares. In accordance with the Settlement Agreement and Release effected February 28, 2012, Ms. Jacobs and Mr. Whann executed documents necessary to cancel those shares, which were subsequently returned to the Company’s treasury together with Mr. Moorby’s shares.  (See Part I, Item 3 – “Legal Proceedings” and Part II, Item 9B – “Other Information”)

Shares Returned to the Company’s Treasury Following Settlement of Litigations

	Common Stock
	Shares	Par Value
Lawsuit settlement 2/28/2012	(520,000)	$(520)

Item 6.    Selected Financial Data

Not Applicable

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following summarizes the factors affecting the operating results and financial condition of Acacia Diversified Holdings, Inc., fka/Acacia Automotive, Inc. This discussion should be read together with the financial statements and the notes to financial statements included elsewhere in this report. In addition to historical financial information, the following discussion and analysis contain forward-looking statements.

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

Executive Overview

With the acquisition of the Augusta Auto Auction on July 10, 2007, the Company commenced operations at that location and conducted its first weekly auction under the Company's ownership and management on July 11th of that year.

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

With the acquisition of the Chattanooga Auto Auction on December 26, 2009, the Company obtained control of its second auto auction, and conducted its first weekly auction on December 29th of that year.  The Company’s lone operations in fiscal year 2009 were those two operations. The Company deemed its Chattanooga subsidiary’s operations as discontinued effective as of August 31, 2010, the last month for which the Company controlled the Chattanooga auction operation. The financial statements in the report on Form 10-Q for the period ended June 30, 2010, September 30, 2010, and this report on Form 10-K for the period ended 12-31-2010 reflect that determination.  (See Part II, Item 9B – “Other Information” and Part I, Item 3 – “Legal Proceedings”)

The Company's Augusta auction sells vehicles and equipment for automotive dealers and commercial accounts, as well as for the United States Marshals Service.

Generally, as an industry standard, the volume of vehicles sold at the vehicle auctions is highest in the first and second calendar quarters of each year and slightly lower in the third quarter. Fourth quarter sales are generally lower than all other quarters as used vehicle auction volumes tend to decline during prolonged periods of winter weather conditions combined with holiday disruptions. This seasonality could be affected, however, by the timing of auctions by special customers such as the United States Marshal Service or others. While these standards are subject to short and medium-term variations, the Company's revenues therefore would generally be expected to be highest in the first or second calendar quarter, while the fourth calendar quarter have the lowest revenues with profitability affected by additional costs associated with the holidays and winter weather.

Discussion Regarding the Auto Auction Industry

Sales of used vehicles totaled 8.42 million units worth $81 billion in 2010, versus 8.92 million units worth $80.5 billion in 2009 at National Auto Auction Association (NAAA) member auctions in North America, according to the trade organization’s 14th annual survey. The survey found that the number of vehicles entering auctions in 2010 decreased by 3.4% to 14.1 million units from 14.6 million units in 2009.  None of these figures include the more numerous auctions that are not members of the NAAA organization. Both the Company's auctions are NAAA members.

In 2010, new car and light truck sales were up 10.6% to 11.5 million units versus 10.4 million in 2009.  U.S. used vehicle sales in 2010 accounted for 36.9 million units, up from 35.5 million in 2009, showing the first annual increase after four years of declines.

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

The Car Park has changed little in recent years, accounting for 248.7 million units in 2007, 249.8 million in 2008, 248.9 million in 2009, and 248.2 million units in 2010.

Consolidated Operating Results in 2010 and 2009

In 2010 our consolidated net loss declined to $216,921 from a loss of $274,834 in 2009, largely on a $61,816 net gain from discontinued operations at Chattanooga. Our consolidated revenues increased in 2010 by approximately 26% reflecting gains in revenues at our Augusta, virtually all of our revenues, of a similar amount. Our consolidated costs and expenses increased approximately 34% versus 2009, largely reflecting increased expenses at our at our Augusta location resulting from special sales in which we marketed hundreds of travel trailers for a major client.  While those sales greatly fueled the auction’s overall performance and profitability, they nonetheless caused the expenses to appear heavy, when in fact they were not by comparison.  Those increased expenses for (i) subcontract towing; (ii) outside services; (iii) auctioneers and ringmen; credit card merchant fees; and (v) sale day drivers, all of which accounted for approximately $272,000 in increased costs in the period. Since total costs at the auction increased by $225,892 in 2010 versus 2009, the absence of this increase of this additional $272,000 in expenses principally related to sale of travel trailers would have resulted in an actual reduction of expense in 2010.  EBITDA at the auction increased $122,199 in 2010 over 2009 or about 30%, before charges for Management Fees paid to the parent, or an increase in actual net income of $190,416 or 73.39% before Management Fees.  2009 EBITDA on a consolidated basis improved approximately $7,000, or 7%, over 2009.

Similar to other industry concerns, the Company includes a category for Cost of Fees Earned in its Consolidated Statements of Operations for the fiscal year ended 2010 and 2009.  This category is similar in content to a cost of goods sold category utilized by many other businesses, and includes certain production costs associated with the operation of the Company, and particularly its operating subsidiary.  Those costs include salaries of auction production personnel with related tax and benefit burdens; auctioneers and ringmen; certain subscribed services; contract labor for lot operations, particularly on sale days and days immediately preceding or following auction days; sale day drivers; arbitration mechanic on sale days; contract towing; pick up and delivery; rental of vehicles or equipment to facilitate operations; direct tools, supplies and equipment; fuel expense for auction operation; maintenance and parts expense for lot operations; vehicle damage associated with lot operations; vehicle transport damage; keys as outside services; title expense; shipping costs including FedEx and related; bailout/reimbursement (contra) expenses, particularly relating to storage and transport of repossession vehicles acquired for auction; ASI costs of goods sold, being an account the auction’s software operating system utilizes for applying costs to certain operations (minimal); buyer’s fee policy allowance; seller’s fee policy allowance; vehicle return allowances, and miscellaneous operations expense.

The category Other Income (Expense) listed in the Company’s Consolidated Statements of Operations for the fiscal year ended 2010 resulting in a total other income of approximately $160,000 for the Company.  This was comprised of $137 in interest income from a $150,000 certificate of deposit held by the Company and from funds held in its checking accounts, and $15,241 in interest expense resulting from $176 paid on credit card interest, $8,245 in interest on capital leases, and $6,820 for interest on lines of credit.  Also included was a gain of $168,687 for settlement of indebtedness and lawsuits associated with discontinuing operations at the Company’s Chattanooga location after August 31, 2010.  Absent that settlement, Other Income and Expense for 2010 actually represented an amount similar to the 2009 total.  (See Part I, Item 3 - “Legal Proceedings” and Part II, Item 9B – “Other Information”)

The category Other Income (Expense) listed in the Company’s Consolidated Statements of Operations for the fiscal year ended 2009 with a total other expense of $10,000 to the Company. This included $1,817 in interest income from a $150,000 certificate of deposit held by the Company and from funds held in its checking accounts, $22,078 in interest expense resulting from $3,311 in credit card interest charges, $8,573 interest on capital leases, and $10,194 on lines of credit. The Company also derived $2,130 from short-term sublet income on two leased vehicles the Company assigned for use at the Chattanooga facility, $93 resulting from voiding an aged outstanding check, and $8,038 due to an adjustment for credit related to discontinued operating software.

The combinations of the above incomes and expenses resulted in a net Total Other income to the Company of $159,973 in 2010 and total Other Expense to the Company of $10,000 in 2009.

Gain or loss on the sale of assets is included as a component of Operating Expenses on the Company’s Statements of Operations in 2010.  In 2010, the Company registered a gain of $2,935 on the sale of one of the Company’s vehicles.  In 2009, the Company registered a gain of $873 on disposal of technology equipment, a loss of $2,749 on disposal of a vehicle, and a loss of $762 on disposal of telephone equipment for a net combined loss of $2,638, which has been shown as a prior year comparison on the Statements of Operations incorporated within this report.

The Augusta Auction's improving revenues, virtually all of the Company’s 2010 revenues, resulted largely from increased sales volumes at its traditional weekly dealer auction sale dates and from additional sales generated at a second weekly sale held at night.  The public can participate in the night auctions that not only bring increased unit sales volumes, but also generate increased fees as the public is charged more than dealers to participate in the auction. The auction also adjusted upward the fees charged to dealers participating in the auction to conform the fees more to industry practices.

In addition to across-the-board sales increases at the Augusta auction, the auction benefitted significantly from the entries of a substantial number of travel trailers for sale by one of its clients.  While our unit sales were up 16.1%, those trailer sales singularly accounted for 7.0% of that gain.  As a direct and proximate result of those sales increases, spurred by the trailers, the auction’s total revenues grew in several key categories, most notably:

Buyers Fees	-	+$193,988	-	Up	32.50%
Seller’s Fees	-	+ $29,336	-	Up	5.58%
Detail Shop Revenue	-	+ $32,317	-	Up	613.21%
Mechanical Shop Revenue	-	+ $17,435	-	Up	212.40%
Transportation Revenue	-	+$174,263	-	Up	379.39%

Marshaling (storage) revenues, due primarily from U.S. Marshal confiscated units was down 34.77%, or $23,569 versus the same period in 2009.

The following table sets forth certain information about changes at the Augusta Auto Auction regarding units offered, that is, the number of units brought to the auto auction, entered into the system and offered for sale, the units actually sold, and the conversion rate, that is, the number of units actually sold as a percentage of the number of units brought through the auction for sale, as well as changes in total revenues comparing 2010 and 2009:

Twelve Months
2010 Units Offered vs. 2009	+10.87%
2010 Units Sold vs. 2009	+16.10%
2010 Conversion Rate	53%
2009 Conversion Rate	51%
2010 Total Revenues vs. 2009*	+25.62%

* Includes all revenue streams for both years rather than buy and sell fee revenues only.

Consolidated employee expense, which included the corporate expense and the expenses at the auctions, increased in 2010 principally because of salary and bonus compensations, much of which related to increased sales volumes.

Consolidated general and administrative expense increased about $160,000 reflecting increased promotional fees, settlement of litigation, and discontinuing operations at Chattanooga.

The $57,946 decline in depreciation and amortization costs reflects a reduction in capital expenditures in recent periods. We will continue to accrue an annualized amount of approximately $37,000 per year in amortization expense through mid-year 2017 related to a customer list, also part of the purchase of the Augusta auction.

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

We must have readily available funds to facilitate these transactions. Accordingly, we have a $300,000 line of credit with Wachovia Bank, N.A. for use by our Augusta Auction, secured by the Company’s deposits at the bank and guaranteed by the Company’s CEO.  Additionally, since 2007 the Company maintained a certificate of deposit with the Wachovia Bank of just over $150,000, partially guaranteeing its $300,000 line of credit for use at the Augusta auction.   Financing at the Augusta unit has been satisfactory, and liquidity there has been sufficient to maintain the auction’s operations.  In subsequent events, Wachovia Bank was acquired by Wells Fargo Bank, who declined to continue its line of credit with the Augusta Auction.  In subsequent events, that line of credit was cancelled at the end of January 2011 by Wells Fargo Bank, who had recently acquired Wachovia Bank, and did not find the Company to fall within its underwriting guidelines.  Following those events, the Company’s CEO personally arranged for and guaranteed short-term interventional financing for the Company to accommodate the auction’s needs, including direct injections of capital, loans from family and related parties, and deferral of his salary and expenses.  As a result of those activities by the Company’s CEO, Mr. Sample, the auction’s financial posture was stabilized.

The Company looks to its operations to provide cash flow and cash return on our investment.  The operating cash flow from our Augusta operation was not sufficient to support the Parent Company’s operations on a consolidated basis as of the close of the fiscal year 2010, requiring the intervention of the CEO as stated above.  Going forward, the Company may have to reduce overheads, increase cash flow from operations, and/or acquire additional operations sufficient to cover the costs of overheads in order to maintain a positive cash flow.

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

The Company's cash in fiscal year 2010 was provided by management fee revenues assessed to the Company's Augusta Auto Auction operations and by personal financial support from the Company’s CEO.  The Company had a negative net cash flow as a consolidated entity in 2010, exclusive of cash contributions made by its CEO, of $9,922. This resulted from a negative net cash flow from operating activities of $19,424 driven by a reduction in cash from continuing operations of $164,732 offset by a gain in cash of $145,308 from discontinuing activities at Chattanooga; net cash provided from investing activities of $81,480 resulting from $8,793 cash used in continuing activities, offset by cash of $90,273 provided from discontinuing activities in Chattanooga; a reduction in cash of $71,978 from financing activities resulting from $58,168 in cash used in continuing activities, coupled with a reduction in cash of $13,810 resulting from discontinuing activities at Chattanooga.  This net decrease in cash of $9,922 in 2010 compared to an increase in cash of $15,449 for 2009.

Cash Balance vs. Overdraft

Our auction operating software accounts for checks made as payments to sellers when written, even though they may not actually be issued to the seller, since the sellers are only paid when they actually present to the auction a title representing ownership in any unit sold.  Additionally, the auction’s rules require that it cannot deposit the buyer’s funds until we provide him with the title representing ownership of the vehicle purchased.  The auction’s operating software systems, however, creates a check or “virtual” check immediately following sale of the unit, whether or not the title has been presented.  Hence, the operating and thus, financial, systems reflect that we have issued a large number of checks to sellers when, in fact, they have on been “virtually” issued but not “physically” issued, resulting in the appearance that funds have been paid to sellers when in fact they have not yet been released.  In those instances where the title has not yet been presented, and where the system indicates that a virtual payment has been made to the seller, the auction is also not allowed to deposit the purchase payment funds from the buyers of those units, thus making it appear as if our CAR (checking) account is overdrafted – when in truth and in fact it is not.  Thus, we actually have a cash balance in the CAR account, generally quite significantly so, while the system shows as a virtual concept that the account is overdrafted.  The software system used by the auction is provided by Auction Software, Inc. (ASI), is in use by nearly 90 independent auctions, is the most common independent auction operating system in use in the United States, and is in the opinion of the auction the best software available for its use at this time.  One must therefore review the balance sheet to see the number of ASI payables and ASI receivables and look at the cash in the account to determine the actual status.  That appears to be common practice in this type of industry.  Any actual overdraft account as depicted in the Company’s financial reporting is reviewed by the Company’s auditors to reflect those outstanding checks to the Car Account and insure accurate reporting.

The Company will require substantial infusions of working capital or a substantial increase in the cash generated from operations to insure long-term liquidity, and may seek infusions of working capital in the form of equity or debt capital, the former being considered most beneficial to the Company, but not being considered a viable option in the economic conditions the country has experienced since 2008.  There is no assurance the Company will be successful in obtaining infusions of capital to fuel its growth.  As such, the Company determined to concentrate on maximizing its opportunities at the auction level, and has heretofore been quite successful in that effort.  The Company’s corporate overhead is not large by industry standards, and could foreseeably be covered by revenues from operations of its units given continuing growth beyond 2010.

Accounts Receivable

Trade receivables include the unremitted purchase price of vehicles purchased by third parties at the auctions, fees to be collected from those buyers and amounts for services provided by the Company related to certain consigned vehicles in our possession. These amounts due with respect to the consigned vehicles are generally deducted in settlement from the sales proceeds upon the eventual auction or other disposition of the related vehicles. Due to the nature of the Company's business, substantially all trade and finance receivables are due from vehicle dealers, salvage buyers and sellers, institutional, commercial and fleet sellers, governmental agencies, and insurance companies. The Company has possession of vehicles or vehicle titles collateralizing a significant portion of the trade and finance receivables.  The Company’s receivables are recorded when billed, advanced, or accrued and represent claims against third parties that will be settled in cash.  The carrying value of the Company’s receivables, net of allowance for doubtful accounts, represents their estimated net realizable value.  The Company estimates its allowance for doubtful accounts based on historical collection trends, the age of the outstanding receivables and existing economic conditions. The allowances for doubtful accounts and credit losses are based on management’s evaluation of the receivables portfolio under current conditions, the volume of the portfolio, overall portfolio credit quality, review of specific collection issues and such other factors which in management’s judgment deserve recognition in estimating losses. At December 31, 2010 and 2009 the Company made provision for losses of $32,000 and $25,685, respectively, charging off nothing in 2010 and $25,685 in 2009.

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

Allowance for Bad Debts

The Company estimates its allowance for doubtful accounts based on historical collection trends, the age of the outstanding receivables and existing economic conditions. The allowances for doubtful accounts and credit losses are based on management’s evaluation of the receivables portfolio under current conditions, the volume of the portfolio, overall portfolio credit quality, review of specific collection issues and such other factors which in management’s judgment deserve recognition in estimating losses. At December 31, 2010 and 2009, there was no allowance for doubtful accounts required based on management's estimates. For the year ended December 31, 2009 the Company recognized uncollectable accounts receivable losses of $25,685.  Those amounts were charged off at the direction of our independent accounting firm due to their aging.

In 2010, the Company made a provision for losses in the amount of $32,000, but did not write off any accounts.  As such, the provision for losses was not used.

Stock-Based Compensation

The Company accounts for stock options in accordance with FASB ASC 505, “Equity,” and FASB ASC 718, “Compensation—Stock Compensation”. Accordingly, stock compensation expense has been recognized in the statement of operations based on the grant date fair value of the options for the year ended December 31, 2010.

Under ASC 718 and 505, the fair value of options is estimated at the date of grant using a Black-Scholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. Volatility is determined using historical stock prices over a period consistent with the expected term of the option.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS No. 123(R)") to account for stock-based compensation under ASC 718 and ASC 605, Compensation-Stock Compensation. The Codification requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date. An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense in 2010 and 2009.  ASC 718 requires cash flows resulting from tax deductions from the exercise of stock options in excess of recognized compensation cost (excess tax benefits) to be classified as financing cash flows. This requirement had no impact on our consolidated statement of cash flows in 2010 and 2009, as no options were exercised. During the years ended December 31, 2010 and 2009, respectively, the Company issued no stock awards to employees.

On December 23, 2010, the Company issued stock options to purchase 145,000 shares of the Company’s common stock for $.60 per share, with a life of ten (10) years in connection with the Board of Directors authorization. The aggregate value of these stock options was $73,064. These options generally vest over a four-year period.

On November 6, 2009, the Company issued stock options to purchase 195,000 shares of the Company’s common stock for $.10 per share, with a life of ten (10) years in connection with the Board of Directors authorization. The aggregate value of these stock options was $17,550. These options can be exercised upon the discretion of the option holder. Black-Sholes model assumptions were:

	2010	2009
Estimated fair value	$0.55	$0.09
Expected life (years)	4.3	5.0
Risk free interest rate	1.07%	2.19%
Volatility	168%	148%
Dividend yield	-	-

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

The fair values of options issued are being amortized over the respective vesting periods (primarily five years).  The amortized cost recognized for the years ended December 31, 2010 and 2009 were $62,396 and $64,407, respectively.  Future amortization of the fair value of options is as follows:

Year	Amount
2011	$62,396
2012	48,053
2013	24,259
2014	1,700
2015	-
$198,804

Stock Options

	2010		2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	590,000	$0.39	395,000	$0.51
Granted	145,000	0.60	195,000	0.10
Exercised	-	-	-	-
Forfeited or cancelled	(255,000)	(0.43)	-	-
Outstanding at end of year	480,000	0.43	590,000	0.39
Exercisable	371,250	$0.38	55,000	$0.59

Warrants

The exercisable outstanding Common stock purchase warrants for the years ended December 31, 2010 and 2009 were 2,206,250 and 1,206,250 with a weighted average exercise price of $1.89 and $0.96 per share, respectively.

Impairment of Long-Lived Assets and Goodwill

Goodwill represents the excess of cost over fair value of identifiable net assets of businesses acquired. Goodwill is tested for impairment annually in the second quarter, or more frequently as impairment indicators arise. The goodwill impairment test is a two-step test. Under the first step, the fair value of each reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.  These events may include changes in the manner in which we intend to use an asset or a decision to sell an asset.  The Company’s management believes that no impairment is deemed necessary at December 31, 2010.

Overall, our operations were close to self-funding in 2010 with a negative net cash flow of $9,922 for the year. The Company has accrued salaries of $40,491 owed to Mr. Steven Sample, the Company’s Chief Executive Officer. This deferral of salary is not pursuant to any employment agreement but reflects an accommodation by Mr. Sample to assist the Company’s cash management in 2010 and accommodations for periods thereafter.  The Company does not anticipate paying Mr. Sample in either preferred or common stock.

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

The following tables represent the consolidated EBITDA results for the Company during 2010 and 2009:

	Year Ended
	December 31, 2010	December 31, 2009
Net income (loss)	$(216,921)	$(274,834)
Add back:
Income taxes	-	-
Interest expense, net of interest income	15,104	20,261
Depreciation and amortization	96,352	154,298

EBITDA	$(105,465)	$(100,275)

In addition to the non-cash depreciation and amortization, we accrued for the issuance of stock options $185,130 in 2010 and $64,707 in 2009. Applying those amounts from the above table increases the EBITDA totals to reflect a positive EBITDA of $79,665 and a negative EBITDA of $33,751 for 2010 and 2009 respectively.

Liquidity and Need for Additional Capital

The Company is currently engaged in its plan of seeking to grow through acquisitions as well as through organic means.  To succeed in doing so, the Company will require additional capital, which the Company anticipates raising through sale of Common stock.

The Company’s liquidity in 2010 was supplemented through August 31, 2010 by a $2,000,000 line of credit through an independent source at its Chattanooga Auction operation, and by a $300,000 line of credit with Wachovia Bank, N.A. at its North Augusta location.  Both those lines of credit were used for general business purposes and to cover some instances in which payments to dealers selling vehicles through the auctions are advanced prior to collecting payments from buyers of those vehicles.  As of December 31, 2010, the Company held a certificate of deposit with Wachovia Bank of just over $150,000 guaranteeing its line of credit in North Augusta. Additionally, the Company’s liquidity has been assisted by its CEO. The line of credit in Chattanooga was discontinued as of August 31, 2010, when the Company accounted for its operations in Chattanooga as discontinued.  The Company’s CEO also personally guaranteed the lines of credit of the Company. The Company did not attempt to secure capital through a private placement of its securities in 2010. (See Part II, Item 9B – “Other Information”)

The lenders at Augusta and Chattanooga charge an interest rate equal to: (a) prime plus 1.5% on the outstanding daily balance, if any; and, (b) the greater of (i) the sum of the one month London interbank offered rate (Libor) as published in the Wall Street Journal (or such other publication or reference reasonably selected by the Lender if no longer published in the Wall Street Journal) plus 500 basis points, or (ii) 6.0% percent per annum, respectively.  The line of credit the Company has obtained against its August facility is secured by its demand deposits at the lender, Wachovia Bank, in the approximate amount of $150,000. Conversely, the line of credit the Company holds with regards to its Chattanooga facility is secured by the guarantees of both the Company and its CEO.

In 2009 the Company's liquidity was supplemented by assistance from its CEO and by a $300,000 line of credit with Wachovia Bank, N.A. at its North Augusta location under the same terms as indicated above.  That line of credit was used for general business purposes and to cover some instances in which payments to dealers selling vehicles through the auctions are advanced prior to collecting payments from buyers of those vehicles.  As of December 31, 2009, the Company held a certificate of deposit with Wachovia Bank of just over $150,000 guaranteeing its line of credit in North Augusta. The Company’s CEO also personally guaranteed the lines of credit of the Company.

The Company may ultimately be compelled to seek a larger operating facility for its Augusta auction operation should the business continue to grow at its present rate.  This plan would require additional capital, which the Company may not be able to obtain.

The Company anticipates seeking additional capital through equity investments, but does not yet have a planned date or target amount for any such offering. Moreover, no guarantees can be made that, should the Company endeavor to sell its equity securities, that it will be able to find willing buyers for such securities. The Company is planning for its operations to provide sufficient operating capital to fund the corporate overhead, but the implementation of the litigation proceedings in the fourth quarter of 2010 and the costs of those legal actions have placed an increased burden on its cash.

The following table sets forth certain obligations for which the Company has contracted:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-Term Debt Obligations	$-	$-	$-	$-	$-
Capital Lease Obligations	79,299	21,467	57,832	-	-
Operating Lease Obligations*	53,353	53,353	-	-	-
Totals	$132,652	$74,820	$57,832	$-	$-

*  The Company’s operating lease at its Augusta operations and for its administrative use are on a month-to-month basis and have amounted to $53,383 per year in 2010 and 2009, and have been reflected above as if on an annual basis for one future year.

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

Recently Issued Accounting Pronouncements And Recent Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, for the reasons set forth below, not effective as of December 31, 2010.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, particularly our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)

During the fourth quarter of 2010, the Company did not make changes in its internal control.

In 2009, our independent auditor indicated that we had three material weaknesses:  (i) Reconciliations and account analysis were not performed in a timely manner as the Company did not have fully trained financial accounting personnel, which resulted in adjusting journal entries; (ii) The sales and accounts receivable software was not integrated with the financial accounting software and accounting personnel did not perform routine reconciliations of data entered on the sales reporting system to appropriate control accounts in the general ledger system with reconciliations made in the aggregate without individual account scrutiny regardless of materiality; and (iii) Before the audit sign off date the Company suffered a system failure. Even though there was no apparent loss of data, there was a failure of operations personnel to perform systematic and recurring data backups on a routine basis.

During fiscal 2010 at the Company's Augusta and parent Company operations, the Company performed reconciliations and account analysis in a timely manner using a fully trained financial accountant.  However, with the acquisition of its Chattanooga subsidiary on December 26, 2009, the Company attempted to reconcile Chattanooga's software and data with the parent Company's software and data, but was unsuccessful in achieving a timely melding of the systems.  In addition, the Company had difficulty in locating financial personnel who were proficient with Chattanooga's software, all of which resulted in failure to reconcile its accounts to the Annual Report in a timely manner.  Ultimately the Company installed its own accounting software at the Chattanooga location to establish a parallel accounting system with all its units, allowing for proper reconciliations and consolidation of the operating units and the Parent.  During this period, many reconciliations and account analysis were not performed in a timely manner.  The Company made efforts to train the appropriate personnel at all locations to improve the speed and accuracy of reconciliations, and has also considered the addition of a qualified controller to its corporate team.  The Company considers that its actions will mitigate these issues in the future.

As with most other independent vehicle auction companies of its size, the Company’s auction sales and accounts receivable software, as a part of its auction operating software, is not integrated with its financial accounting software.   The integration requires additional meticulous steps to be undertaken on a regular basis as well as general business review of business practices reflected by the information. We continue to press for efficient integration of information and seek qualified personnel to effect these processes, but do not anticipate integrating its sales and accounts receivable software into its financial accounting software.  After reviewing available software systems, the Company does not consider this to be a necessary, viable, or available option.

After the Company suffered the computer server failure at its Augusta location in 2010, the Company determined that its practices in backing up and protecting certain digital financial data were insufficient.  While the Company at all times backed up its digital data from the auction operating systems on a daily basis, it had not been making daily backups of its financial data at the Augusta site.  The data in question covered a period from mid-February to mid-April of 2010, was protected by hard copy financial records, was restored within a short time after the anomaly, and resulted in no loss of financial data, either digital or otherwise.  Although there was no loss or damage, the Company recognized its deficiency in that area and immediately initiated new and improved provisions for protecting and preserving its digital data and information at all locations.

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

Item 9B.  Other Information

In 2010, options to purchase 125,000 shares were issued to eligible non-employee directors. Upon the passing of director Frank Lawrence in 2012, this figure was reduced by 12,300 shares reflecting non-vested options, resulting in a net of 112,700* shares issued to eligible non-employee directors.  Additionally, 20,000 options were issued to employees, with an aggregate value of $73,064.

*  This figure of 112,700 options is net of 12,300 options held by Mr. Frank J. Lawrence, a former director of the Company, but which options expired following his passing in 2012.

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

On December 26, 2009, the Company completed the acquisition of certain assets of Chattanooga Auto Auction Limited Liability Company for cash consideration in the amount of $5,000. Acacia Chattanooga Vehicle Auction, Inc., a subsidiary of Acacia Automotive, Inc., operated that auction from a leased facility in Chattanooga, Tennessee prior to accounting for it as discontinued operations effective August 31, 2010, as reported on Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed on October 19, 2012, and on Quarterly Report on Form 10-Q for the period ended September 30, 2010 filed on November 19, 2012, both of which are incorporated herein by reference.  These events were also reported on the Current Reports on Forms 8-K filed on March 6, 2012 and November 19, 2012, which are further incorporated herein by reference.  (See Part II, Item 9B – “Other Information”)

On July 31, 2012 the Company sold the assets and business related to its Acacia Augusta Vehicle Auction, Inc.  That transaction was approved by the majority of the shareholders of the Company in actions by less than unanimous written consent of the shareholders representing more than 67% of the voting stock of the Company.  In addition to approving the sale and disposal of the Augusta assets, the shareholder action also approved the restatement of the Company’s Bylaws, Amendment and restatement of the Company’s articles of incorporation, extension of the employment agreement of the Company’s Chief Executive Officer, changing the name of the Company from Acacia Automotive, Inc. to Acacia Diversified Holdings, Inc., and ratified the Company’s Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan that replaced the Company’s Acacia Automotive, Inc. 2007 Stock Incentive Plan. The details of all these transaction were reported on the Current Report on Form 8-K dated August 27, 2012, which includes a full detail the actions taken and is incorporated herein by reference.  (See Part II, Item 9B – “Other Information”)

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

The directors and executive officers of the Company, and their respective ages, as of December 31, 2010, and positions held with the Company, were as follows:

Name	Age	Position
Steven L. Sample	63	Director, Chairman of the Board, and Chief Executive Officer
Patricia Ann Arnold	54	Secretary
Danny Gibbs	54	Director
James C. Hunter, MD	54	Director
V. Weldon Hewitt	74	Director
Frank Lawrence	61	Director

Steven L. Sample became a director and officer of the Company in August 2006 when he was named as a Director and Chief Executive Officer.  From January 2004 through December 2005, he served as Executive Director of Sales for ADESA Corporation, the second-largest automobile auctions conglomerate in North America.  From January 2002 through December 2003, he was the General Sales Manager of ADESA’s Ocala, Florida Auto Auction where he turned that auction’s 2001 loss of more than $800,000 to a profit of more than $800,000 in 2002 and subsequent years.  From September 1990 through December 2001, he was employed by Mid-America Auto Auction, an Anglo-American Auto Auction (Anglo-American later being acquired by ADT and renamed ADT Automotive Auctions), which was generally acquired by Manheim Auctions in 2000, with Mr. Sample serving as General Sales Manager and in other strategic capacities.

Patricia Ann Arnold was named Secretary of the Company on February 1, 2007.  Since January of 2008, Ms. Arnold has served as Executive Assistant to the Managing Director, Executive Vice President of Operations and Executive Vice President of Development of Lend Lease (US) Public Partnerships LLC (f/k/a Actus Lend Lease). From 2002 through 2007, Ms. Arnold served as a Labor & Employment Paralegal with the law firm of Baker, Donelson, Bearman, Caldwell & Berkowitz; Litigation Paralegal with Stewart Estes and Donell from 1998 to 2002; and, Litigation Paralegal with Manier, Herod, Hollobaugh & Smith, in Nashville, Tennessee. Prior to the Nashville employment, Ms. Arnold was employed in similar positions with law firms in Louisville, Kentucky, since 1984

Danny R. Gibbs was appointed to the Company's Board of Directors on February 1, 2007.  Prior to that and commencing in 1984, Mr. Gibbs, a co-founder of Gibbs Construction, Inc. served as its President, General Manager, director, and Chief Financial Officer until November 2000 when the Company’s assets and liabilities were transferred to a receiver in bankruptcy.   From January 2000 through December 2003, Mr. Gibbs was a Senior Project Manager for Thacker Operating Company responsible for estimating costs of construction projects, managing and overseeing them.  Beginning in January 2004 he became the Senior Project Manager for Dimensional Construction, Inc..

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

Departed Directors Serving Partial Terms in 2010

Two directors served partial terms on the Company’s board of directors in 2010.

On May 16, 2007, the registrant named John David Bynum to its board of directors, and on December 31, 2008, named him its Vice President and Chief Operating Officer with an effective date of January 1, 2009.  Mr. Bynum served on the Company’s board of directors until his resignation September 17, 2010 following disputes with the Company.

Tony Moorby joined the Company in October 2006 when he was named as a director and as President and Chief Operating Officer until stepping down from that office at the end of December 31, 2008.  After that time, Mr. Moorby continued to serve as a director of the Company and also agreed to serve as Chairman of the Company’s new Advisory Board, although he never activated or chaired the Advisory Board as planned.  Mr. Moorby served on the Company’s board of directors until his resignation September 17, 2010 following disputes with the Company.  (See Part I, Item 3 – “Legal Proceedings”)

Committees of the Board of Directors

On October 19, 2010, the board of directors appointed the following directors to serve in the capacities set forth below until replaced by their successors:

V. Weldon Hewitt, Danny R. Gibbs and Frank Lawrence were appointed to serve as the members of the Corporation’s Compensation Committee with V. Weldon Hewitt being named the Chairman of said Committee.  The duty of the Compensation Committee is to provide a general review of the Company's compensation and benefit plans to ensure that they meet corporate objectives and to oversee the Company's Stock Option Plan and other benefit plans.  In addition, the Compensation Committee will review the compensation of officers of the Company and the recommendations of the Chief Executive Officer on (i) compensation of all employees of the Company and (ii) adopting and changing major Company compensation policies and practices.  Except with respect to the administration of the Stock Option Plan, the Compensation Committee will report its recommendations to the entire Board of Directors for approval. The Compensation Plan does not have a charter, and the committee has not reviewed the compensation of executives as it presently reflects basic compensation in a start up environment.

Danny R. Gibbs and Steven L. Sample were appointed to serve as the members of the Corporation’s Primary Committee as designated in the Corporation’s 2007 Stock Incentive Plan.  The duties of this Primary Committee is to review, approve, and authorize the issuance of warrants, stock, and options under the provisions of the Corporation’s 2007 Stock Incentive Plan, whether automatic or otherwise. Mr. Gibbs is the Plan Administrator and Chairman of the Options Committee.

V. Weldon Hewitt, Danny R. Gibbs and Dr. James C. Hunter were appointed to serve as the members of the Corporation’s Audit Committee with Danny R. Gibbs being designated as the Committee’s financial expert thereof, Mr. Gibbs being independent by virtue of the standards set forth by the American Stock Exchange and by virtue of his experience in the supervision of a principal financial officer and acting in that capacity in a public company.  The duties of the Audit Committee will be to recommend to the entire Board of Directors the selection of independent certified public accountants to perform an audit of the financial statements of the Company, to review the activities and report of the independent certified public accountants, and to report the results of such review to the entire Board of Directors.  The Audit Committee will also monitor the internal controls of the Company.

Danny R. Gibbs, Dr. James C. Hunter and Steven L. Sample were appointed to serve as the members of the Corporation’s Nominating Committee with Dr. Hunter being named the Chairman of said Committee.

Code of Ethics

Given that the Company only instituted operations in the last three years, the Company has not adopted a Code of Ethics for the principal executive officer, principal financial officer, or principal accounting officer or controller.

Section 16(a) Beneficial Ownership Reporting Compliance.

On December 23, 2010, Messrs Gibbs, Hewitt, Hunter and Lawrence were awarded common stock Options of 45,000, 30,000, 30,000, and 20,000 respectively for their 2010 service as non-employee directors and for service on various Committees of the Board of Directors.  Those awards were reported on Forms 4 on June 28, 2011.  In subsequent events, Mr. Lawrence passed away in 2012, affecting the vesting of certain of his option privileges.

On February 1, 2007, Mr. Moorby was awarded 500,000 shares of the Common stock of the Company.  This transaction was reported on Form 3 on June 15, 2007.   Various grants of Common stock purchase options to Mr. Moorby were subsequently reported on Forms 4.  Similarly, Mr. Bynum had previously been awarded Common stock purchase options as reported on various Forms 3 and 4.  Mr. Moorby and Mr. Bynum ceased to be Directors of the Company following disputes that resulted in their resignations on September 17, 2010 and subsequent litigations by and between the Company and its CEO on the one hand, and the Seller of the Chattanooga auction assets, certain of its principals, Mr. Moorby, and Mr. Bynum on the other hand.  Those litigations were settled in February of 2012.

In subsequent actions resulting from the terms of that Settlement Agreement and Release of February 28, 2012, between the parties to those litigations, the Company cancelled 65,000 Common stock purchase options previously issued to Mr. Moorby during his tenure as an officer and director of the Company, and Mr. Moorby was also required to return to the Company for cancellation the 500,000 shares of Common stock issued to him in 2007.  In the same Settlement Agreement to those litigations, the Company also cancelled 190,000 Common stock purchase options issued to former director and officer David Bynum.  Those actions were accounted for in the 2010 financial reports of the Company. Messrs. Moorby and Mr. Bynum were also required by the terms of that settlement to return 17,000 shares and 25,000 shares, respectively, of the Company’s common stock to the Company’s CEO, Mr. Sample, who had personally gifted those shares to Messrs. Moorby and Bynum and their respectively family members.  (See Part I, Item 3 – “Legal Proceedings”)

Item 11.  Executive Compensation

The following table sets forth certain information concerning the compensation earned during the years ended December 31, 2010 and 2009 by the Company's Chief Executive Officer and Chief Operating Officer, for whom disclosure is required:

SUMMARY COMPENSATION TABLE

		Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Total
Steven Sample, CEO(1)	2010	$150,000	$-	$150,000
Steven Sample, CEO	2009	150,000	-	150,000
David Bynum, COO(2)	2010	$85,000	$-	$85,000
David Bynum, COO(2)	2009	$85,000	$-	$85,000

(1) Mr. Sample became CEO of the Company in 2006 and has continued to serve without interruption.

(2) Mr. Bynum became Chief Operating Officer of the Company effective January 1, 2009 and left the Company following his resignation as an officer and director on September 17, 2010 after disputes with the Company.  (See Part I, Item 3 – “Legal Proceedings”).

The Company provided automobiles to Mr. Sample and to Mr. Bynum, prior to his departure from the Company, the value of which is less than $10,000 per year for either.

Option Tables

The following table sets forth certain information concerning grants of options to purchase shares of common stock of the Company made during the last completed fiscal year to the executive officers named in the Summary Compensation Table.

EXECUTIVE STOCK OPTION GRANTS
(YEAR ENDED DECEMBER 31, 2010)

	Number of	Number of
	Securities	Securities	Weighted
	Underlying	Underlying	Average
	Unexercised Options	Unexercised Options	Per Share	Expiration
Name	Exercisable	Unexercisable	Exercise Price	Dates
Steven L. Sample*	950,000	-	$3.00	12/30/2020

 *  Warrants issued by the Company as replacements for a similar number of warrants considered to have expired during 2010.

The following table sets forth certain information regarding the above referenced compensation table for directors for the fiscal year ended December 31, 2010:

Dollar Amount
Recognized for
Financial Reporting
Purposes
Name	in 2010
Steven L. Sample	$-
Danny Gibbs	12,902
James C. Hunter, MD	14,350
V. Weldon Hewitt	14,264
Frank Lawrence*	7,595
Total	$49,111

Upon a change of control, all outstanding options granted to executive officers and directors vest.

*  This figure of $7,595 is net of 12,300 unvested options held by Mr. Frank J. Lawrence, a former director of the Company, but which expired following his passing in 2012.

Director Compensation

Directors of the Company presently serve without compensation except under the Acacia Automotive, Inc. 2007 Stock Incentive Plan adopted on February 1, 2007 for which each non-employee director of the Company is granted an option to acquire an initial 10,000 shares of common stock and 15,000 additional options are granted upon election to a full term and annually thereafter. In 2010, each non-employee director was granted options to acquire 15,000 shares of common stock at an exercise price of $0.60 per share.  In addition, certain non-employee directors received 5,000 additional options for service on Committees of the Board of Directors and similar grants for service in chairing or acting as the expert for the various Committees. Each of those options are similarly exercisable for $0.60 per share, having all been granted on December 23, 2010.

Benefit Plans

As part of the reorganization proceeding of Gibbs Construction, Inc. in bankruptcy, all stock option plans and warrants existing prior to change of name and change of control to Acacia’s management in 2006 were cancelled.  At the board of directors meeting held on February 1, 2007, the Company adopted a new stock incentive plan.  Awards of options made after that date were in congruence with the Acacia Automotive, Inc. 2007 Stock Incentive Plan.  The Company provides health, disability, and life insurance plans for its employees, and provides certain additional benefits to its CEO as are consistent for persons serving in that capacity and set forth in his employment agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 31, 2010, the ownership of common stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the Company's common stock, (ii) each director of the Company, and (iii) all directors and officers as a group.  Except as otherwise indicated, each stockholder identified in the table possesses sole dispositive voting and investment power with respect to its or his shares.

Shares Owned
Name and Address of	Number of
Beneficial Owner	Shares	Percent
Steven L. Sample (1)	5,855,214	50.6%
Danny Gibbs (2)	117,500	1.0%
Patricia Ann Arnold (3)	55,000	0.5%
James C. Hunter (4)	55,000	0.5%
V. Weldon Hewitt (5)	110,000	1.0%
Gwendolyn Sample(6)	937,000	8.1%
Frank Lawrence (7)	450,000	3.9%
All directors and officers as a group (six persons) (7)	6,642,714	57.5%

(1) Excludes 1,425,000 warrants held by Mr. Sample issued in exchange for converting all his shares of the Company’s Preferred stock to Common stock in 2007, and not for compensation.  (See Item 12 - “Change of Control”)

(2) Excludes options to purchase 115,000 shares of common stock at a weighted average exercise price of $0.43 per share.

(3) Excludes options to purchase 10,000 shares of common stock at a weighted average exercise price of $0.01 per share.

(4) Excludes options to purchase 95,000 shares of common stock at a weighted average exercise price of $0.42 per share.

(5) Excludes options to purchase 90,000 shares of common stock at a weighted average exercise price of $0.44 per share.

(6) Excludes options to purchase 35,000 shares of common stock at a weighted average exercise price of $0.23 per share.

(7) Excludes 42,500 warrants issued to Frank Lawrence as part of the consideration for purchasing his interest in the assets of the Augusta Auto Auction, 75,000 warrants issued to him in conjunction with a non-compete agreement, and 12,500 warrants issued to him in conjunction with a private placement offering that closed in June of 2007.  The average execution price of said 130,000 warrants is $1.77 and they expire in July 2015. This also excludes options Mr. Lawrence held to purchase 60,000 shares of common stock at a weighted average exercise price of $0.48 per share.  Mr. Lawrence passed away in 2012 after serving as a director until September 2011, resulting in extinguishing 12,300 unvested options, leaving him vested with 47,200 options at a weighted average exercise price of $0.45 per share.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

With respect to certain transactions regarding the restructuring of the Company’s corporate charter and transactions with Mr. Sample, see Item 12. – “Change of Control”.

In 2006 the board of directors named Gwendolyn Sample as the Company’s assistant secretary and on February 1, 2007, granted her an option to acquire 5,000 shares of Common stock for $0.01 per share.  On November 6, 2009, the Company granted her options to purchase 20,000 shares for $0.10 per share, and on December 23, 2010, she was awarded options to acquire 10,000 additional shares at $0.60 per share.  Ms. Sample is the spouse of Steven L. Sample.  In addition, the board of directors awarded L. Palmer Sample, an IT and MIS expert, 10,000 shares of restricted common stock for work performed in installing and maintaining the company’s computer network system as well as creating, hosting, and maintaining the Company’s e-mail system and Internet web site.  On November 2, 2007, he was awarded 10,000 options to purchase common stock for $0.80 per share, and on November 6, 2009, was granted options to purchase 5,000 shares of common stock for $0.10 per share, and on December 23, 2010 was awarded 10,000 options to purchase Common stock at $0.60 per share.  Palmer is the son of Steven L. Sample.  Mr. Sample’s spouse and his son disclaim any beneficial ownership by Mr. Sample of any shares or options they own, and they disclaim any beneficial ownership of any shares or warrants he owns.

Mr. Sample became CEO of the Company in 2006. Since that time he has frequently borrowed funds for and on behalf of the Company and guaranteed various loans, notes, and obligations for the Company. In addition to those actions geared to the direct benefit of the Company, he has also borrowed to mitigate periods when payment of his salary and expenses were deferred to help the Company conserve cash. He ultimately intends to petition the Company for reimbursement of interest expenses related to these issues. At December 31, 2010, the Company owed Mr. Sample accrued compensation of $40,491, which remained unpaid as of that date.

The Company provides automobiles for the use of Mr. Sample as well as selected management and sales employees at the auction level.

Director Independence

We believe that, in accordance with the Company Guide of the American Stock Exchange, that Messrs. Gibbs, Hunter, Hewitt and Lawrence are independent directors, these four individuals being a majority of our Board of Directors. As of December 31, 2010, our Audit Committee was composed of Messrs Gibbs, Hewitt, and Hunter, all being independent. Our Compensation Committee was composed of Messrs Hewitt, Gibbs, and Lawrence, all being independent. Our Nominating Committee was composed of Messrs Hunter, Gibbs and Sample, Mr. Sample not being independent according to the American Stock Exchange Guide, a guide that permits smaller reporting companies, as we are, to have a Nominating Committee containing one director that is not independent.

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

The Company’s Secretary, a non-salaried position, is employed full-time in Nashville, Tennessee in a diverse business.  The Company does not make heavy demands on its Secretary, who is not expected to give substantial time to the affairs of the Company.

The Company has no other full-time corporate managerial staff except for its President and CEO, who devotes the majority of his business time and efforts to the management and direction of the Company.  As such, there is not now, nor has there previously been considered to be, any material conflict of interest on his part.

The President and CEO of the Company served as a director of the Company as well as an officer and director of the Company’s subsidiary corporations.  Service in those capacities with the subsidiaries is not considered to constitute a conflict of interest on the part of employees or directors.  The Company’s President and CEO continues to serve in those capacities, and no conflict of interest is perceived.

Investment in the Company will not carry with it the right to invest in any other property or venture of the President or other officers, employees, and directors of the Company.

Item 14.  Principle Accountant Fees and Services

The following is a summary of the aggregate fees billed to us for fiscal 2009 by Killman, Murrell & Company, P.C.:

Audit Fees

Fees for audit services totaled approximately $86,259 in 2010 and $52,880 in 2009, including fees for professional services for the audit of our annual financial statements and for the reviews of the financial statements included in each of our quarterly reports on Form 10-Q or Form 8-K.

Item 15.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) Financial Statements

The following financial statements are included herewith:

(b) Reports on Form 8-K

(c) Exhibits

31.1	Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

32.1	Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

KWCO, PC
Certified Public Accountants

1931 E. 37th Street, Suite 7	2626 Royal Circle
Odessa, Texas 79762	Kingwood, Texas 77339
(432) 363-0067	(281) 359-7224
Fax (432) 363-0376	Fax (281) 359-7112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Acacia Diversified Holdings, Inc.
(Formerly Acacia Automotive, Inc.)
Ocala, Florida

We have audited the accompanying consolidated balance sheets of Acacia Diversified Holdings, Inc. (Formerly Acacia Automotive, Inc.) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acacia Diversified Holdings, Inc. as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 15 to the consolidated financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 15.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KWCO, PC

KWCO, PC
(Formerly Killman, Murrell & Company, PC)
Odessa, Texas
January 10, 2013

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$11,113	$21,035
Certificate of deposit (restricted)	150,006	150,041
Accounts receivable, net of allowance for uncollectible accounts of $32,000 in 2010	290,248	208,546
Deposits and prepaid expenses	23,022	18,006
Assets of discontinued operations	-	250,416
Total Current Assets	474,389	648,044
Property and Equipment, net of accumulated depreciation of $146,389 and $92,005 in 2010 and 2009, respectively	163,475	185,487

Other assets
Goodwill	427,929	427,929
Customer list and Non-Compete Agreement, net of amortization of $397,384 and $359,884 in 2010 and 2009, respectively	243,750	281,250
Total Other Assets	671,679	709,179

Total assets	$1,309,543	$1,542,710

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Cash overdraft	$8,964	$20,400
Accounts payable	422,276	318,814
Accrued liabilities	95,027	354,622
Line of credit	263,000	265,000
Shareholder payable	99,074	-
Capital lease obligations, current portion	21,647	31,362
Liabilities of discontinued operations	150,000	240,461

Total Current Liabilities	1,059,988	1,230,659
Noncurrent liabilities
Capital lease obligations, less current portion	37,415	47,320

Total liabilities	1,097,403	1,277,979

Stockholders’ equity
Common stock, $0.001 par value, 150,000,000 shares authorized; 11,562,524 and 12,082,524 shares issues and outstanding, respectively	11,562	12,082
Additional paid-in capital	11,442,518	11,277,668
Retained deficit	(11,241,940)	(11,025,019)
Total stockholders’ equity	212,140	264,731
Total liabilities & stockholders’ equity	$1,309,543	$1,542,710

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Revenues
Buyers fees	$782,105	$596,978
Sellers fees	546,157	525,665
Other revenue	428,725	268,563

Total revenues	1,756,987	1,391,206
Costs and expenses
Cost of fees earned	414,943	188,196
Employee compensation	884,189	647,609
General and administrative	803,148	643,483
(Gain) loss on sale of assets	(2,935)	2,638
Depreciation and amortization	96,352	154,298

Total costs and expenses	2,195,697	1,636,224

Operating income (loss) before other income (expense) and income taxes	(438,710)	(245,018)

Other income (expense)
Interest income	137	1,817
Other income	6,390	10,261
Interest expense	(15,241)	(22,078)
Settlement of indebtedness and lawsuits	168,687	-
Total other income (expense)	159,973	(10,000)
Income (loss) before income taxes	(278,737)	(255,018)
Income taxes	-	-
Income (loss) from continuing operations	(278,737)	(255,018)

Gain (Loss) on discontinued operations
(Loss) on discontinued operations	(398,564)	(19,816)
Gain on disposition of discontinued operations	460,380	-
Net gain (loss) from discontinued operations	61,816	(19,816)
Net income (loss)	(216,921)	(274,834)

Basic and diluted loss per share
Loss from continuing operations	$(0.02)	$(0.02)
Income from discontinued operations, net	-	-
Net income (loss)	(0.02)	(0.02)
Weighted average number of common shares outstanding	11,562,524	12,063,017

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock		Additional Paid-in	Retained
	Shares	Par Value	Capital	Deficit	Total
Balance December 31, 2008	12,062,524	$12,062	$11,095,181	$(10,750,185)	$357,058

Stock issued for services	20,000	20	2,780	-	2,800
Stock options issued for compensation	-	-	64,707	-	64,707
Acquisition of Chattanooga	-	-	115,000	-	115,000

Net Loss	-	-	-	(274,834)	(274,834)

Balance December 31, 2009	12,082,524	12,082	11,277,668	(11,025,019)	264,731

Stock options and stock warrants issued for compensation	-	-	185,130	-	185,130
Lawsuit settlement	(520,000)	(520)	(20,280)	-	(20,800)
Net Loss	-	-	-	(216,921)	(216,921)

Balance December 31, 2010	11,562,524	$11,562	$11,442,518	$(11,241,940)	$212,140

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Cash flows from operating activities
Net income (loss)	$(216,921)	$(274,834)
Less discontinued (income) loss from operations, net of income taxes	(61,816)	19,816
Net income (loss) before discontinued operations	(278,737)	(255,018)
Adjustments to reconcile net loss to net cash used in operating activities
Settlement of indebtedness and lawsuits	(168,687)	-
Depreciation and amortization	96,352	154,298
Common stock issued for services	-	2,800
Stock options and stock warrants issued for services	185,130	64,707
(Gain) loss on disposal of assets	(2,935)	2,638
Changes in operating assets and liabilities
Certificate of deposit (restricted)	35	7,214
Accounts receivable	(81,702)	27,979
Deposits and prepaid expenses	(5,016)	(14,525)
Accounts payable	103,463	41,253
Accrued liabilities	(111,709)	(49,752)
Shareholder payable	99,074	-
Cash provided by (used in) continuing activities	(164,732)	(18,406)
Cash provided by (used in) discontinuing activities	145,308	(73,582)
Net cash flow provided by (used in) operating activities	(19,424)	(91,988)
Cash flows provided by (used from) investing activities
Proceeds from sale of assets	13,095	24,182
Purchase of equipment/leasehold improvements	(21,888)	(19,366)
Cash provided by (used in) continuing activities	(8,793)	4,816
Cash provided by (used in) discontinuing activities	90,273	(5,000)
Net cash provided by (used in) investing activities	81,480	(184)
Cash flows from financing activities
Cash overdrafts	(11,436)	(22,493)
Borrowings line of credit and revolver (net)	(2,000)	(10,000)
Capital lease payments	(44,732)	(23,696)
Cash provided by (used in) continuing activities	(58,168)	(56,189)
Cash provided by (used in) discontinuing activities	(13,810)	163,810
Net cash provided by financing activities	(71,978)	107,621
Net increase (decrease) in cash and cash equivalents	(9,922)	15,449
Cash, beginning of year	21,035	5,586
Cash, end of year	$11,113	$21,035

Supplemental disclosure of cash flow information
Cash paid during period for:
Interest	$15,241	$22,078
Income tax	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 - THE COMPANY

Acacia Diversified Holdings, Inc., formerly known as Acacia Automotive, Inc., (“Acacia” or the “Company”) is engaged in acquiring and operating auctions that sell automobiles, trucks, equipment, boats, motor homes, RVs, and other related vehicles.  Currently, Acacia owns one auction in North Augusta, South Carolina.

In June of 2007 the Company raised capital through a private placement offering that enabled it to acquire for Common stock in July of that same year the assets and business of Augusta Auto Auction, Inc, in North Augusta, South Carolina.  This wholly-owned subsidiary, doing business as Acacia Augusta Vehicle Auction, Inc.,  became the first operations of Acacia Automotive, Inc.

In December of 2009, the Company also acquired the assets and business of Chattanooga Auto Auction Limited Liability Company in Chattanooga, Tennessee.   This wholly-owned subsidiary, doing business as Acacia Chattanooga Vehicle Auction, Inc., became the second operations of Acacia Automotive, Inc., and was subsequently discontinued on August 31, 2010.

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

CONSOLIDATION - The Company owns 100% of the Common stock of Acacia Augusta Vehicle Auction, Inc. and Acacia Chattanooga Vehicle Auction, Inc. The Company discontinued operations in Chattanooga effective with August 31, 2010, and has accounted for these as discontinued operations in its reports and financial information beginning with the 10-Q Quarterly Report for the period ended 9-30-2010.  The consolidated financial statements include the accounts of the Company and both its vehicle auctions, accounting for the discontinued operations in Chattanooga.  All significant intercompany accounts and transactions are eliminated in consolidation.

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

CERTIFICATE OF DEPOSIT (RESTRICTED) – The Company holds a certificate of deposit set to mature at July 26, 2011, that is pledged as a partial compensating balance for the line of credit of Augusta Auto Auction.  The certificate renewed April 26, 2010, for nine months.

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

ACCOUNTS RECEIVABLE - Trade receivables include the unremitted purchase price of vehicles purchased by third parties at the auctions, fees to be collected from those buyers and amounts for services provided by the Company related to certain consigned vehicles in our possession. These amounts due with respect to the consigned vehicles are generally deducted in settlement from the sales proceeds upon the eventual auction or other disposition of the related vehicles. Due to the nature of the Company's business, substantially all trade and finance receivables are due from vehicle dealers, salvage buyers and sellers, institutional, commercial and fleet sellers, governmental agencies, and insurance companies. The Company has possession of vehicles or vehicle titles collateralizing a significant portion of the trade and finance receivables.  The Company’s receivables are recorded when billed, advanced, or accrued and represent claims against third parties that will be settled in cash.  The carrying value of the Company’s receivables, net of allowance for doubtful accounts, represents their estimated net realizable value.  The Company estimates its allowance for doubtful accounts based on historical collection trends, the age of the outstanding receivables and existing economic conditions. The allowances for doubtful accounts and credit losses are based on management’s evaluation of the receivables portfolio under current conditions, the volume of the portfolio, overall portfolio credit quality, review of specific collection issues and such other factors which in management’s judgment deserve recognition in estimating losses. The changes in the allowance for doubtful accounts for the years ended December 31, 2010 and 2009 are shown below:

	2010	2009
Balance at beginning of year	$-	$-
Provision for losses	(32,000)	(25,685)
Write-off accounts	-	25,685
Balance at end of year	$(32,000)	$-

EQUIPMENT AND VEHICLES – Equipment and vehicles are stated at cost less accumulated depreciation.  Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives, which are generally three to fifteen years.  Depreciation expense for the years ended December 31, 2010 and 2009 totaled $146,389 and $92,005, respectively.

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

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Level 1 – Quoted prices for identical instruments in active markets;

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the options at December 31, 2010 and 2009, was as follows:

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Year Ended December 31, 2010
2010 Stock Warrants	$-	$122,734	$-	$122,734
2010 Stock Options	$-	$62,396	$-	$62,396
Year Ended December 31, 2009
Stock Issued for Services	$-	$2,800	$-	$2,800
Purchase of Chattanooga Auto Auction	$-	$-	$120,000	$120,000
2009 Stock Options	$-	$64,707	$-	$64,707

Options were valued using the Black-Scholes model.

RECLASSIFICATIONS – Certain reclassifications have been made to previously reported amounts, so that the prior year’s presentation is comparative with the current year’s presentation.

COMPENSATED ABSENCES - The Company has not accrued a liability in accordance with FAS 43 (ASC 710), as the amount of the liability cannot be reasonably estimated at December 31, 2010.

LOSS PER COMMON SHARE - Basic and diluted net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, and does not include the impact of any potentially dilutive common stock equivalents.  Potential common shares are not included in the computation of loss per share, as their effect is antidilutive.

In 2010, the retirement of 520,000 shares in connection with a lawsuit settlement as of February 28, 2012 was considered to be effective as of January 1, 2010.

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

ADVERTISING COSTS - Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2010 and 2009 amounted to $71,270 and $31,784, respectively.

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

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

STOCK BASED COMPENSATION - The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS No. 123(R)") to account for stock-based compensation under ASC 718 and ASC 605, Compensation-Stock Compensation. The Codification requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date. An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense in 2010 and 2009.  ASC 718 requires cash flows resulting from tax deductions from the exercise of stock options in excess of recognized compensation cost (excess tax benefits) to be classified as financing cash flows. This requirement had no impact on our consolidated statement of cash flows in 2010 and 2009, as no options were exercised. During the years ended December 31, 2010 and 2009, respectively, the Company issued no stock awards to employees.

On December 23, 2010, the Company issued stock options to purchase 145,000 shares of the Company’s common stock for $.60, with a life of ten (10) years. The aggregate value of these stock options was $77,700. These options generally vest over a four-year period.

On November 6, 2009, the Company issued stock options to purchase 195,000 shares of the Company’s common stock for $.10, with a life of ten (10) years in connection with the Board of Directors authorization. The aggregate value of these stock options was $17,550. These options can be exercised upon the discretion of the option holder. These options generally vest over a four-year period.

The Black-Sholes model assumptions were:

	2010	2009
Estimated fair value	$0.55	$0.09
Expected life (years)	4.3	5.0
Risk free interest rate	1.07%	2.19%
Volatility	168%	148%
Dividend yield	-	-

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

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

STOCK BASED COMPENSATION - (Continued)

The fair values of options issued are being amortized over the respective vesting periods (primarily four years).  The amortized cost recognized for the years ended December 31, 2010 and 2009 were $62,396 and $64,407, respectively.  Future amortization of the fair value of options is as follows:

Year	Amount
2011	$62,396
2012	48,053
2013	24,259
2014	1,700
2015	-
$198,804

Stock Options

	2010		2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	590,000	$0.39	395,000	$0.51
Granted	145,000	0.60	195,000	0.10
Exercised	-	-	-	-
Forfeited or cancelled	(255,000)	(0.43)	-	-
Outstanding at end of year	480,000	0.43	590,000	0.39
Exercisable	371,250	$0.38	55,000	$0.59

Stock Warrants

The exercisable outstanding stock purchase warrants for the years ended December 31, 2010 and 2009 were 2,206,250 and 1,206,250 with a weighted average exercise price of $1.89 and $0.96, respectively.  The following summarizes the warrant activity.

	2010		2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	1,206,250	$0.96	1,206,250	$0.96
Granted	1,000,000	3.00	-	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
Outstanding at end of year	2,206,250	1.89	1,206,250	0.96
Exercisable	2,206,250	$1.89	1,206,250	$0.96

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL - Goodwill represents the excess of cost over fair value of identifiable net assets of businesses acquired. Goodwill is tested for impairment annually in the second quarter, or more frequently as impairment indicators arise. The goodwill impairment test is a two-step test. Under the first step, the fair value of each reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.  These events may include changes in the manner in which we intend to use an asset or a decision to sell an asset.  The Company’s management believes that no impairment is deemed necessary at December 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS – The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company grants 10,000 Common Share Purchase Options to each of its outside directors upon their appointment in accordance to the Stock Incentive Plan for 2007. Additionally, 15,000 Common Share Purchase Options are granted to each eligible director for each year of elected annual service to the Company.  This resulted in the issuance of 125,000 options to eligible non-employee directors in 2010. In other transactions, the Company issued 20,000 Common Stock Purchase Options to two employees for services to the Company.  The aggregate value of the 145,000 options was $77,700 amortized over a four year period.

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

Additions and expenditures for improving or rebuilding existing assets that extend the useful life are capitalized. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the shorter of their economic lives or the lease term including any renewals that are reasonably assured. Property and equipment consisted of the following at December 31, 2010 and 2009:

	2010	2009
Leasehold improvements	$45,769	$43,351
Vehicles	55,181	69,808
Computer equipment	79,180	54,068
Furniture & fixtures	13,486	6,842
Other equipment & software	116,247	103,423
Total property and equipment	309,863	277,492
Less accumulated depreciation	(146,389)	(92,005)
Net property and equipment	$163,475	$185,487

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 4 - EQUIPMENT AND VEHICLES - (Continued)

Equipment and vehicles acquired by capitalized leases and included in the above summary are set forth as follows at December 31, 2010 and 2009:

	2010	2009
Cost	$123,061	$112,576
Accumulated Depreciation	(76,045)	(30,979)
	$47,016	$81,597

NOTE 5 - INCOME TAXES

As of December 31, 2010 and 2009 the Company had net operating loss carryforwards of approximately $11,857,000 and $11,825,000 respectively, which will expire beginning in 2017.  A valuation allowance has been provided for the deferred tax asset as it is uncertain whether the Company will have future taxable income. A reconciliation of the benefit for income taxes with amounts determined by applying the statutory federal income rate of (34%) to the loss before income taxes is as follows:

	2010	2009
Net Operating Loss	$(216,921)	$(274,834)
Benefit for income taxes computed using the statutory rate of 34%	73,753	93,444
Non-deductible expense	(71,062)	(25,424)
Change in valuation allowance	(2,691)	(68,020)
Provision for income taxes	$-	$-

Significant components of the Company's deferred tax liabilities and assets at December 31, 2010 and 2009 are as follows:

	2010	2009
Tax operating loss carryforwards	$4,031,661	$4,020,660
Intangible assets	84,248	86,030
Total deferred tax assets	4,115,909	4,106,690
Deferred tax liabilities
Depreciation	(12,864)	(16,036)
Goodwill	(33,950)	(24,250)
Total deferred tax liabilities	(46,814)	(40,286)
Net deferred tax assets	4,069,095	4,066,404
Valuation allowance	(4,069,095)	(4,066,404)
	$-	$-

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 6 - STOCKHOLDERS’ EQUITY

Warrants

In 2007 the Company issued 1,500,000 warrants to an officer and a related party, of which 500,000 were exercisable immediately with an exercise price of $1.00, and the remaining 1,000,000 warrants were exercisable upon the attainment of specific performance levels by the Company.  As of January 1, 2008, based upon ambiguous language, the specific performance levels were not considered to have been achieved, therefore none of the 1,000,000 performance-based warrants vested and they were considered to have expired.  1,000,000 warrants were issued in 2010 to replace the expired warrants at an average exercise price of $3.00, with an aggregated estimated fair value of $122,734 ($0.12 per warrant).  The Black-Sholes model was used to compute the estimated fair value using the following assumptions; expected life 3 years, risk-free interest rate 1.07%, dividend yield none, and volatility 168%.

Common Stock

On December 23, 2009, 20,000 shares of Common stock were issued to two affiliates of Chattanooga Auto Auction Limited Liability Company, the entity from which the Company acquired the assets of the Chattanooga Auction.  The stock was valued at $2,800 based upon the historic weighted average price per share for the most recent equivalent trading volume. The Company subsequently engaged in litigations against those individuals, who also claimed to have not received the shares.  In the final settlement of the litigations, those 20,000 shares were cancelled and returned to the Company’s treasury in April of 2012.  As a further part of the settlement to that litigation, Tony Moorby, an ex officer and director of the Company, was required to return to the Company for cancellation the 500,000 shares of common stock he was awarded in 2007 relative to his hiring.  The cumulative effect of these transactions was that 520,000 shares of the Company’s common stock were cancelled and returned to its treasury in 2012 as a result of the litigation settlement. As a further part of the litigation settlement, the Company cancelled 65,000 Common Stock Purchase Options previously issued to Mr. Moorby., and 190,000 Common Stock Purchase Options previously issued to David Bynum, also a former officer and director of the Company.

NOTE 7 - CUSTOMER LIST AND NON-COMPETE AGREEMENT

In connection with the July 10, 2007 acquisition of the Augusta Auto Auction, the Company recognized as intangible asset $266,134 non-compete agreement and $375,000 customer list.  The non-compete agreement was amortized over a twenty-four month period and the customer list is being amortized over ten years.  The aggregate amortization for the years ended December 31, 2010 and 2009 was $37,500 and $104,034, respectively.  At December 31, 2010 the balance sheet assets reflects the following:

	Non-Compete	Customer List	Total
Asset Cost	$266,134	$375,000	$641,134

Accumulated Amortization	$(266,134)	$(131,250)	$(397,384)
	$-	$243,750	$243,750

Future estimated amortization expense at the Augusta operation is:

2011	$37,500
2012	37,500
2013	37,500
2014	37,500
2015	37,500
Thereafter	56,250
$243,750

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 8 - ASSET ACQUISITION

On December 26, 2009, Acacia Automotive, Inc. (the “Buyer”) purchased certain assets and liabilities of Chattanooga Auto Auction Limited Liability Company (“Seller”) and the business associated therewith for a cash payment of $5,000 in order to further expand the Company's operations in the automotive auction industry.  Acacia Chattanooga Vehicle Auction, Inc., a subsidiary of Acacia Automotive, Inc., operated this auto auction from a leased facility located in Chattanooga, Tennessee.  Effective August 31, 2010, the Company discontinued operations at the Chattanooga auction location.

The following table summarizes the amounts assigned to assets acquired and the liabilities assumed at the date of acquisition of the Chattanooga Auction:

Fair value of equipment	$120,000

Cash paid	(5,000)
Paid-in capital	$115,000

The Company did not acquire any goodwill or other intangible assets in the purchase.

NOTE 9 - DISCONTINUED OPERATIONS

Under ASC Topic 360-10-35, Property, Plant and Equipment – Subsequent Measurement (formerly referred to as SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), we classify assets to be disposed of by our management or Board of Directors.  Cash flows from our discontinued business are reflected as discontinued operating, investing, or financing activities in our statement of cash flows.  We had no assets of discontinued operations and $150,000 of discontinued operations as of December 31, 2010.

The Company discontinued operations at its Chattanooga location effective August 31, 2010, accounting for those as discontinued operations beginning with its Quarterly Report on Form 10-Q for the period ended September 30, 2010.  The disputes with the Company and the seller of the Chattanooga business and assets resulted in litigations beginning in September of 2010.

On February 28, 2012, the Company settled its litigations with the seller of the Chattanooga Auto Auction business and assets, including the litigations against her associates and former directors of the Company who acted in concert with those parties.  The settlement resulted in a full release of liabilities of all the parties against one another.

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 9 - DISCONTINUED OPERATIONS - (Continued)

The following is a summary of financial information related to our discontinued operations for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
Net Revenue	$2,602,352	$20,219
Costs and expenses
Costs of fees earned	881,477	8,338
Employee compensation	1,054,958	23,606
General and administrative	1,036,969	8,091
(Gain) or loss on sale of assets	3,215	-
Depreciation and amortization	26,512	-
Total costs and expenses	3,003,131	40,035
Operating loss	(400,779)	(19,816)
Other income (expense), net	2,215	-
Loss before income taxes	(398,564)	(19,816)
Loss on discontinued operations, net of taxes	(398,564)	(19,816)
Gain on disposition of discontinued operations, net of taxes	460,380	-
Total gain (loss) on discontinued operations, net of taxes	$61,816	$(19,816)

	December 31,
	2010	2009
Current assets
Accounts receivable	-	107,276
Prepaids	-	23,140
Property and equipment, net	-	120,000
Total assets	$-	$250,416

Current liabilities
Cash overdraft	-	71,786
Accounts payable and accrued liabilities	150,000	76,651
Notes payable	-	92,024
Total liabilities	$150,000	$240,461

The gain on disposition of discontinued operations was determined as follows as of August 31, 2010:

Liabilities	$823,960
Assets	(363,580)
Gain on disposition	$460,380

The Company lost control of the Chattanooga Auto Auction business on August 31, 2010, and the amounts reflected above represent the assets and liabilities of the Chattanooga Auto Auction as of that date.

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 10 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2010 and 2009:

	2010	2009
Accrued payroll and benefits	$95,027	$309,622
Accrued expenses - other	-	45,000
	$95,027	$354,622

NOTE 11 - NOTES PAYABLE AND LINES OF CREDIT

The Company entered into a loan agreement with Wachovia Bank, NA to provide a credit facility for up to $300,000.  As of December 31, 2010 and 2009, the balance owed the bank was $263,000 and $265,000, respectively. The loan interest rate is bank prime plus 1.5% per annum. The LOC is partially collateralized by a certificate of deposit that matured July 26, 2010, automatically renewing for nine months.  The certificate of deposit amount was $150,006 and $150,041 on December 31, 2010 and 2009, respectively. The loan matured on November 30, 2010, and was extended and continued in effect until it was paid in full on January 31, 2011.

On December 26, 2009, the Company's Chattanooga Auto Auction entered into a revolving loan agreement with the seller of the Chattanooga business and assets to provide a credit facility for up to $2,000,000.  The loan interest rate is the greater of 6% per annum or Wall Street Journal Libor plus 500 basis points. As of December 31, 2009, $92,024 was owed on that loan.  The loan was guaranteed by the Company and was personally guaranteed by its CEO, and is collateralized by the stock of Acacia Chattanooga Vehicle Auction, Inc. The maturity date of this loan was December 28, 2012.  In subsequent actions, the Company entered into litigation with the seller of the Chattanooga business and assets and the lender to the Chattanooga line of credit, ultimately settling the dispute in February of 2012 in an agreement that terminated all financial obligations of the Company under the Chattanooga line of credit.

NOTE 12 - NON-CASH INVESTING AND FINANCING ACTIVITIES

During 2009, non-cash investing and financing activities included common stock issued for services for $2,800, vehicle and equipment financing for $115,000, and capital equipment leases amounting to $70,859.  During 2010, non-cash investing and financing activities included $25,112 capital leases and $520 representing the par value of 520,000 shares of the Company’s common stock returned for cancellation under the terms of the Settlement Agreement and Release of February 28, 2012 which ended the Company’s litigations, those cancellations being accounted for as of January 1, 2010. The following table further displays the Company’s 2010 and 2009 non-cash investing and financing activities:

	2010	2009
Common stock	$(520)	$20
Additional paid-in capital	(20,280)	2,780
Accounts payable	20,800	(2,800)
Leased equipment	(25,112)	(70,859)
Capital lease obligations	25,112	70,859
	$-	$-

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 13 - OPERATING LEASES

The Company leases its auction facility on a month-to-month basis for its Augusta Auto Auction.  That rent is $2,975 per month. Augusta Auto Auction also rents an indoor storage facility and additional parking across the street from the auction at the rate of $1,283 per month. Annual rent expense at the Augusta Auction operation amounted to $53,383 for the years ended December 31, 2010 and 2009.

The Company leased its Chattanooga Auto Auction facility on a long-term lease paid monthly until discontinuing operations there at the end of August 2010. However, all the Company’s obligations to that lease ceased in conjunction with discontinuing operations at that auction effective August 31, 2010, and in concert with the settlement of disputes in litigation.

NOTE 14 - CAPITAL LEASES

The following are capital leases outstanding as of December 31, 2010 and 2009:

	2010	2009
VAR Resources, Inc. – monthly payments of $269, including interest of 13.63% secured by computer equipment, matures August 31, 2013	$8,608	$12,127

IBM Credit, Inc. – Monthly payments of $ 84, including interest at 15.24% secured by computer equipment, matures January 31, 2012	924	2,106

Marple Fleet Leasing – Monthly payments of $1,065 and $1,420 in 2010 and 2009, respectively, including interest of 10.21%, secured by four and three vehicles each with a residual value of $ 2925, matures October 1, 2012	42,855	59,980

VAR Resources, Inc – Monthly payments of $841, including interest at 13.85% secured by computer equipment, matures August 31, 2013	26,912	-

VAR Resources, Inc – Monthly payments of $591, including interest at 22.72% secured by computer equipment, matured October 31, 2010	-	2,953

CIT Technology Financing Services, Inc. – Monthly payments of $436, including interest of 19.09% secured by computer equipment, matured November 30, 2010	-	5,097

CIT Technology Financing Services, Inc. – Monthly payments of $716, including interest at 19.99% secured by computer equipment, matured November 14, 2010	-	8,593

IBM Credit, Inc. – Monthly payments of $164, including interest at 8.01% secured by computer equipment, matured December 31, 2010	-	1,967

Total payments under capital lease	79,299	92,823
Less amounts applicable to interest	(20,237)	(14,141)
	59,062	78,682
Less current portion	(21,647)	(31,362)
	$37,415	$47,320

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 14 - CAPITAL LEASES - (Continued)

Future minimum lease payments under capital leases are:

2011	$31,377
2012	37,890
2013	10,032

$79,299

NOTE 15 - GOING CONCERN

As of December 31, 2010, the Company has limited disposable cash and its revenues are not sufficient to and cannot be projected to cover operating expenses and expansion by the Company.  These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans include attempting to find additional operational auto auctions to buy and raising funds from the public through a stock offering. Management intends to make every effort to identify and develop sources of funds.  There is no assurance that Management’s plans will be successful.

NOTE 16 - SUBSEQUENT EVENTS

On July 31, 2012, the Company sold the assets and related business of its Acacia Augusta Vehicle Auction, Inc. operations for $1,450,000, recognizing a gain on the sale of approximately $784,000.  The Company, upon approval of the majority of the shareholders, changed its name from Acacia Automotive, Inc. to Acacia Diversified Holdings, Inc.  That name change was effected on October 18, 2012.

In September of 2010, disputes arose between the Company and the sellers of the Chattanooga Auto Auction. On September 24, 2010, following those disputes, Ms. Alexis Ann Jacobs (“Jacobs”) caused a complaint to be filed in the United States District Court for the Southern District of Ohio, Eastern Division, naming the Company, its wholly-owned subsidiary Acacia Chattanooga Vehicle Auction, Inc. (“ACVA”) and its Chief Executive Officer, Mr. Steven Sample as defendants (the “Complaint”). Jacobs was principal seller of the assets and business of the Chattanooga Auto Auction Limited Liability Company (e.g., the principal assets of ACVA) and also provided a financing facility to the Company’s ACVA subsidiary.  The Complaint alleged that events of default had occurred in regard to ACVA’s obligations pursuant to a certain loan note and related agreements (the “Agreements”), claims the Company vigorously disputed.  Failing to gain a timely cognovit judgment as anticipated, Jacobs then on October 7, 2010, withdrew her complaint from the Federal Court and again attempted to gain a cognovit judgment in the Court of Common Pleas in Franklin County, Columbus, Ohio.

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

On November 5, 2010, the Company and Mr. Sample filed a complaint in the same United States District Court naming Jacobs, Keith E. Whann, CAA Liquidation, LLC (the renamed entity that sold the Chattanooga assets to the Company), Auction Venture Limited Liability Company (the Lessor of the Chattanooga facility to ACVA), Tony Moorby, an ex-officer and director of the Company who had become employed by Jacobs, and John David Bynum, also and ex-officer and director of the Company who had become employed by Jacobs.  The Company sought a declaratory judgment and injunctive relief against the other parties.

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 16 - SUBSEQUENT EVENTS - (Continued)

The litigants would eventually enter into discussions resulting in a full Settlement Agreement and Release (the “Settlement Agreement”) on February 28, 2012, effectively ending the ongoing litigation and disputes between the parties. All the parties to the Settlement Agreement agreed to a mutual non-disparagement agreement and release from any liabilities or future litigations.  The Settlement Agreement and Release did not constitute an admission by the Company, its CEO, or any other party of any liability or violation of law.

As a result of this dispute and the actions surrounding it, the Company deemed its Chattanooga subsidiary’s operations to have been effectively discontinued as of August 31, 2010, the last month for which the Company had access to or controlled the Chattanooga auction operation.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events after the balance sheet date but before financial statements are issued or are available to be issued. The adoption in the fourth quarter of 2010 did not have any material impact on the Company's financial statements.  Accordingly, the Company evaluated subsequent events through January 10, 2013, the date the financial statements were issued, and determined that there were no other items to disclose.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acacia Diversified Holdings, Inc. (Formerly Acacia Automotive, Inc.)

Date: January 10, 2013	By:	/s/ Steven L. Sample
Steven L. Sample
CEO, President, and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven L. Sample	Director	January 10, 2013
Steven L. Sample