Form 10-Q
period 2011-03-31
Acacia Diversified Holdings, Inc.
filed 2013-02-19
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

❒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________ to ______________

Commission file number: 1-14088

Acacia Diversified Holdings, Inc.
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
(1) Yes ❒ No ☒    (2) Yes  ☒  No  ❒

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

Indicate by check mark whether the registrant HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ❒  No  ❒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2011:  11,562,524.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$69,963	$11,113
Certificate of deposit (restricted)	-	150,006
Accounts receivable, net of allowance for uncollectible accounts of $32,000	432,282	290,248
Deposits and prepaid expenses	18,621	23,022
Total Current Assets	520,866	474,389

Property and equipment, net of accumulated depreciation of $158,109 and $146,389 in 2011 and 2010, respectively	151,755	163,475

Other Assets
Goodwill	427,929	427,929
Customer list and non-compete agreement, net of amortization of $406,631 and $397,384 respectively	234,503	243,750
Total Other Assets	662,432	671,679
Total Assets	$1,335,053	$1,309,543

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Cash overdraft	$4,116	$8,964
Accounts payable	603,799	422,276
Accrued liabilities	233,042	95,027
Line of credit	-	263,000
Shareholder payable	120,065	99,074
Capital lease obligations, current portion	16,457	21,647
Liabilities of discontinued operations	150,000	150,000
Total Current Liabilities	1,127,479	1,059,988
Noncurrent Liabilities
Capital lease obligations, less current portion	37,415	37,415
Total Liabilities	1,164,894	1,097,403

Stockholders' Equity
Common stock, $0.001 par value, 150,000,000 shares authorized; 11,562,524 shares issued and outstanding	11,562	11,562
Additional paid-in capital	11,453,042	11,442,518
Retained Deficit	(11,294,445)	(11,241,940)
Total Stockholders' Equity	170,159	212,140
Total Liabilities and Stockholders' Equity	$1,335,053	$1,309,543

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	2011	2010

Revenues	$475,478	$408,057
Costs and expenses
Costs of fees earned	51,159	56,706
Employee compensation	272,555	147,581
General and administrative	172,517	120,290
Depreciation and amortization	20,966	23,223
Total costs and expenses	517,197	347,800
Operating income (loss) before other income (expense) and income taxes	$(41,719)	$60,257

Other income (expense)
Interest income	1	55
Other income	57	2,130
Interest expense	(10,844)	(4,786)
Total other income (expense)	(10,786)	(2,601)
Income (loss) before income taxes	(52,505)	57,656
Income taxes	-	-
Income (loss) from continuing operations	$(52,505)	$57,656

Gain (loss) on discontinued operations
Loss on discontinued operations		(173,401)
Gain on disposition of discontinued operations	-	-
Net loss from discontinued operations	$-	$(173,401)
Net loss	(52,505)	(115,745)

Basic and diluted loss per share
Loss from continuing operations	$(0.00)	$(0.00)
Income from discontinued operations	$(0.00)	$(0.01)
Net income (loss)	$0.00	$(0.01)
Weighted average number of common shares outstanding	11,562,524	11,562,524

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	2011	2010

Cash flows from operating activities
Net income (loss)	$(52,505)	$(115,745)
Less (income) loss from discontinued operations, net of income taxes	-	173,401
Net income (loss) before discontinued operations	(52,505)	57,656
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	20,966	23,223
Stock options and warrants issued for services	10,525	16,560
Changes in operating assets and liabilities
Certificate of deposit (restricted)	150,006	(55)
Accounts receivable	(142,035)	(247,770)
Shareholder payable	20,991	(36,500)
Deposits and prepaid expenses	4,401	4,377
Accounts payable	181,522	25,872
Accrued liabilities	138,017	(5,411)
Cash flow provided by (used in) continuing activities	331,888	(162,048)
Cash flow provided by (used in) discontinuing activities	-	15,335
Net cash flow provided by (used in) operating activities	331,888	(146,713)
Cash flows provided by (used in) investing activities
Purchase of property and equipment	-	(4,761)
Cash flow provided by (used in) continuing activities	-	(4,761)
Cash flow provided by (used in) discontinuing activities	-	(26,429)
Net cash flow provided by (used in) investing activities	-	(31,190)
Cash flows provided by (used in) financing activities
Cash overdrafts	(4,848)	108,444
Borrowings and repayments from/on line of credit and revolver	(263,000)	(68,000)
Capital lease borrowings/payments	(5,190)	(7,951)
Cash flow provided by (used in) continuing activities	(273,038)	32,493
Cash flow provided by (used in) discontinuing activities	-	133,346
Net cash flow provided by (used in) financing activities	(273,038)	165,839
Net increase (decrease) in cash and cash equivalents	58,850	(12,064)
Cash, beginning of period	11,113	21,035
Cash, end of period	$69,963	$8,971
Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$10,844	$4,786
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011 AND 2010

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Acacia Diversified Holdings, Inc., formerly known as Acacia Automotive, Inc., (“Acacia” or the “Company”) is engaged in acquiring and operating businesses, having operated automotive auctions from July 2007 through July 2012.

In June of 2007 the Company raised capital through a private placement offering that enabled it to acquire for common stock in July of that same year the assets and business of Augusta Auto Auction, Inc, in North Augusta, South Carolina.  This wholly owned subsidiary, doing business as Acacia Augusta Vehicle Auction, Inc., became the first operations of Acacia Automotive, Inc.

In December of 2009, the Company acquired the assets and business of Chattanooga Auto Auction Limited Liability Company in Chattanooga, Tennessee.   This wholly owned subsidiary, doing business as Acacia Chattanooga Vehicle Auction, Inc., became the second operations of Acacia Automotive, Inc. On August 31, 2010, the Company discontinued operations at its Chattanooga auction, first accounting for those operations as discontinued in its Quarterly Report on Form 10-Q for the period ended June 30, 2010.

On July 31, 2012, the Company discontinued operations at its Augusta auction after selling that business, and will first account for those operations as discontinued in its Annual Report on Form 10-K for the period ended December 31, 2011.

BASIS OF PRESENTATION - The Company has elected to prepare its financial statements in accordance with generally accepted accounting principles in the United States (GAAP) with December 31, as its year-end.  The consolidated financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for annual financial information and with the instructions to Form 10-Q and Article 10 of Regulation SX.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim period have been included.  All such adjustments are of a normal and recurring nature. These interim results are not necessarily indicative of results for a full year.  These unaudited consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

CONSOLIDATION

The Company owns 100% of the voting stock of Acacia Augusta Vehicle Auction, Inc.  The consolidated financial statements include the accounts of the Company and Acacia Augusta Vehicle Auction, Inc. dba / Augusta Auto Auction, Inc.  All significant intercompany accounts are eliminated in consolidation.

NOTE 2 – SUBSEQUENT EVENTS

In the third and fourth quarter of 2010, the Company and its CEO, and the Seller of the Chattanooga auto auction assets and certain other related parties, entered into litigation resulting from disputes following the Company’s acquisition of the assets and related business of Chattanooga Auto Auction Limited Liability Company in December of 2009.  On February 28, 2012, all parties to those litigations entered into a global Settlement Agreement and Release. All parties to the Settlement Agreement agreed to a mutual non-disparagement agreement and release from any liabilities or future litigations.  The settlement included a $150,000 payment to the seller of the Chattanooga auction, which was paid in February 2012. The Settlement Agreement and Release did not constitute an admission by any party of any liability or violation of law. The Company considered those operations as discontinued effective August 31, 2010.

On July 26, 2012, a majority of the shareholders of the Company entered into a series of Written Consent Resolutions in Lieu of a Special Meeting of Shareholders. These included:  (i) the shareholders of the Company voted to change the name of the Company to Acacia Diversified Holdings, Inc., which name became effective on October 18, 2012; (ii) the shareholders of the Company authorized and approved the sale of certain assets of the Company's Augusta Vehicle Auction, Inc. to Southern Vehicle Auctions, Inc.; (iii) the shareholders of the Company approved an amendment to the Company's Articles of Incorporation as to conform with the newly enacted Texas Business Organizations Code; (iv) the shareholders of the Company voted to authorize to update and extend the Company's Acacia Automotive, Inc. 2007 Stock Incentive Plan and to rename it the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan; (v) the shareholders of the Company voted in favor of extending the employment contract of the Company's CEO for an additional two years; and finally, (vi) the shareholders of the Company authorized the Secretary of the Company to take those steps reasonably necessary for effectuating those resolutions.

Each of the foregoing actions resulting from the Shareholders Resolution were first reported in their entirety on the Company’s Current Report on Form 8-K filed August 27, 2012, which included a true and accurate copy of each of the relevant supporting documents and agreements, all of which is incorporated herein by reference.

NOTE 3 – GOING CONCERN

As of March 31, 2011, the Company had limited liquid assets and its revenues were not sufficient to meet the Company's obligations as they come due and are insufficient to satisfy expenses relating to the expansion of the Company.  These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans include attempting to find additional operational businesses to buy and raising funds from the public through a stock offering. Management intends to make every effort to identify and develop sources of funds.  There can be no assurance that Management’s plans will be successful and should they not be, the Company may be compelled to cease operations.

Item 1B. Unresolved Staff Comments

The Company received a comment letter from the Securities and Exchange Commission dated November 22, 2010 (the “Comment Letter”). The Comment Letter related to deficiencies in the Company's: (i) Annual Report on Form 10-K filed for the period ending December 31, 2009;  (ii) Quarterly Report on Form 10-Q for the periods ending September 30, 2009 and March 31, 2010; and its, (iii) Current Report on Form 8-K dated October 25, 2010. Accordingly, on October 19, 2012, the Company filed with the Securities and Exchange Commission its response to the Comment Letter, made necessary conforming changes resulting from the correction of these errors and filed amendments for each of those reports as further detailed in “Item 1B. Unresolved Staff Comments” of the Company’s Annual Report on Form 10-K for the period ended December 31, 2010, which is incorporated herein by reference.

Management does not consider any of the previously reported information to have contained material deficiencies.  As such, those amended reports did not reflect any material changes to the financial statements of the Company, but were changed to properly reflect information related to financial reporting and discussions within those reports.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Form 10-Q contain forward-looking information. The forward-looking information involves risks and uncertainties that are based on current expectations, estimates, and projections about the Company's business, management's beliefs, and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking information. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of internal operations, impact of competition and other risks detailed below as well as those discussed elsewhere in this Form 10-Q and from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, general economic and market conditions and growth rates could affect such statements.

General

The Company believes that vehicle auctions have historically shown that the number of units they sell do not generally decline substantially during recession. We believe this is attributable to, among other facts, that in a recession the overall demand for used vehicles does not decline as significantly, or at least declines less than new car production would indicate, because some consumers that would otherwise purchase new vehicles purchase used vehicles, acquiring vehicles traditional purchasers of new vehicles may otherwise forgo or delay.  For those reasons and more, we believe that the auto auction industry is more dependent upon the number of actual used vehicles in operation (VIO) in the U.S., rather than upon retail vehicle sales and manufacturing output.

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

Background

Acacia Diversified Holdings, Inc., formerly known as Automotive, Inc. (“we”, “us”, “Acacia”, or the “Company”) was incorporated in Texas on October 1, 1984 as “Gibbs Construction, Inc.” (“Gibbs”). In the following years, Gibbs grew to a full service, national commercial construction company and completed an initial public offering of its common stock pursuant to a registration thereof on Form S-1 in January of 1996.  In April of 2000, following the filing of bankruptcy by its largest client which left Gibbs in an untenable financial posture and absent the ability to obtain bonding for new construction projects, Gibbs sought bankruptcy protection in April of 2000.  Failing attempts to implement various plans over the next six years, Harry K. Myers, Jr., a principal of the entity controlling Gibbs, contacted Steven L. Sample, the current CEO of Acacia, who agreed to assist with the restructuring of Gibbs.   Mr. Sample paid the legal costs of and the other costs of bringing the Company out of bankruptcy and other costs of bringing Gibbs current in its filings with the Securities and Exchange Commission.

On August 15, 2006, following those actions, Mr. Sample acquired from Mr. Myers, for the additional sum of $50,000 cash, 4,000,000 shares, or 46.7%, of the 8,561,000 issued and outstanding shares of the common stock of Gibbs, together with the $138,862 Mr. Sample paid to satisfy several of Gibbs’ outstanding liabilities, including those associated with professional costs related to the Company's ongoing expenses as well as costs associated with recapitalizing the company.

As consideration for the payment of these expenses by Mr. Sample, and in order to further restructure and rehabilitate the Company and to satisfy its obligations to Mr. Sample, Gibbs’ board of directors also recommended: (i) that its stockholders amend the Articles of Incorporation to effect a one for eight reverse stock split and increase the number of authorized shares of Common Stock to 150,000,000; (ii) that its shareholders authorize of a series of preferred stock; (iii) that the Company issue to Mr. Sample an additional 8,117,500 shares of Common stock and 500,000 shares of preferred stock; and, (iv)  for the assistance of Mr. Myers, in these transactions, to issue to him 450,000 new shares of common stock and 25,000 new shares of preferred stock.

Following the submission of a proxy statement by the Company and thereafter holding its First Special Meeting of Shareholders on February 1, 2007, Gibbs’ shareholders approved the foregoing actions and also approved changing the Company’s name from Gibbs Construction, Inc. to Acacia Automotive, Inc.  These amendments to the Company’s Articles of Incorporation were effective February 20, 2007. Immediately following the approval of these amendments, the Company also adopted a stock option plan, which was ratified by the Company’s stockholders in November 2007, reserving 1,000,000 shares thereunder.  Following that first Special Meeting of Shareholders in February of 2007, the Company set out to raise over $1,000,000 in capital, which it accomplished in a private placement offering that closed in June of that same year.

On July 11, 2007, the Company acquired for common stock the assets and the associated business of Augusta Auto Auction, Inc. in North Augusta, South Carolina, becoming the Company’s first operations under the management of Acacia. The Company conducted its first weekly auction at Augusta on July 11, 2007.  The Company continued to operate the Augusta auction until July 31, 2012, at which time it sold those assets and the related business.  That transaction was approved by a majority of the shareholders representing more than 67% of the voting stock of the Company. The details of all this transaction was reported on the Current Report on Form 8-K dated August 27, 2012, which includes a full detail of the actions taken and is incorporated herein by reference. (See Part II. Item 5 -  “Other Information”)

On December 26, 2009, the Company acquired its second auto auction in located in Chattanooga, Tennessee.  Following disputes with the seller of those operations and certain related parties, the Company discontinued operations at that location effective August 31, 2010, after which the Company and its CEO, the Seller of the Chattanooga auction, and its related parties entered into litigation. The ongoing litigation between the parties was settled on February 28, 2012. Accordingly, the Company considered those operations as discontinued effective August 31, 2010, as first accounted for in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010. (See Part II. Item 5 -  “Other Information”)

Business of the Auction

The Company’s Augusta automotive auction subsidiary sold cars and other vehicles from the time it was acquired on July 10, 2007, until its sale July 31, 2012.  On November 6, 2011, the Company identified a potential candidate for sale of its Augusta auction, and entered into a non-binding Letter of Intent for that purpose.  That letter of Intent was dependent upon the buyers finding success in obtaining financing and other factors.  Following protracted delays in the buyers finding suitable financing, a change in the structure of the buyer’s group, and changes in the original terms of the sale, the buyer’s group completed the purchase on July 31, 2012.  Following the sale of those assets, the Company will have no operations or corresponding operating revenues.  As such, the Company will need to find new sources of revenues to support its expenses in order to continue as a going concern.

The Company’s Augusta auction primarily sells “whole car” vehicles for automotive dealers and commercial concerns, and to a lesser extent, salvage units. Whole car units are usually units in reasonable repair and operating condition, while salvage units are generally, but not always, inoperative and often have been damaged or devalued as a result of exposure to water, fire, collision, theft or otherwise. The Augusta auction sells vehicles and equipment under a contract with the United States Marshals Service. Dealers and other qualified buyers attend the weekly auctions and bid on offered units. The highest bidder owns the vehicle, subject to any limiting reserve prices established by the owner/seller of the unit(s). In most cases, the buyers and sellers of the units pick up and deliver them to the auction property, but the auction does provide transport services, generally for a fee.  The Company's Augusta auction also holds a Friday night auction that is open to public bidders in addition to dealers, and occasionally holds special sales at other times.

The Auction generates revenues from fees for services, including buyer fees, seller fees, transportation fees, title fees, draft and floor plan financing fees, reconditioning fees, and more. Augusta Auto Auction primarily relies upon the efforts of its management for sales and marketing, but also utilizes commercial media.

Discussion Regarding Costs of Fees Earned (Same as Costs of Goods Sold)

As is generally consistent with reporting in the auto auction industry, the Company has designed its financial reports to reflect total revenues less costs of goods sold (indicated in our financial reports as “Costs of Fees Earned” or “Costs of Services”) in arriving at a gross profit before deducting operating expenses.  Costs of goods sold include costs similar to “production costs”, including certain subscribed services; auctioneers and ringmen; contract labor for lot operations, sale day drivers, arbitration mechanic, and related; outside services, contract towing, pick up and delivery, rental of vehicles or equipment to facilitate operations, direct tools/supplies/equipment; fuel expense for auction operations; maintenance – lot operations; parts for lot operations (as with maintenance); vehicle lot damage associated with lot operations; vehicle transport damage; keys as outside services; title expense; shipping costs, bailout/reimbursement (contra) expenses – particularly relating to repossession operations; marshaling expense; gain/loss on sale of inherited vehicles; ASI costs of good sold – being an account ASI utilized in the software operating system for certain applications (not material); buyer's fee policy allowance; sellers fee policy allowance; vehicles return allowances; and, miscellaneous operations expenses. The Company’s independent accountants have elected to class the salaries, including related taxes, of auction production personnel to the “salary” classification in its consolidated reports, rather than as costs of fees earned.

Discussion Regarding Management Fees

In the same fashion as some other auto auction holding companies, the Company generates revenues to pay its corporate overhead by assessing fees to its operating units.  These fees, designated as Intercompany Charges or Management Fees, appear as Other Expense below the Net Ordinary Income line on the operating units’ income statements and as other revenue on the parent company’s operating statements.  In the period ended March 31, 2011, the Company’s Augusta Auto Auction unit, its only operating unit, generated a profit of $211,930 before assessment of Management Fees at $25,000 per month, or $75,000 for the period, and sustaining a net profit of 136,874 for the period after the assessment of Management Fees.  The Company has continued assessing the same $25,000 monthly Management Fee to its Augusta auction as in recent periods, anticipating an additional assessment at year’s end.  Management Fees, as with all significant intercompany accounts and transactions, are eliminated in consolidation.

Three months ended March 31, 2011

Operating Results of the Auction

The Augusta auction incurred, before Intercompany Charges, a profit of $211,930 on revenues of $477,321 for the three months ended March 31, 2011, compared to a profit of $169,072 on revenues of $412,562 in the same period of 2010.  Of that Q1 2011 profit, $16,739 represented expenses for amortization and depreciation and $9,376 represented net interest expense, compared to $20,359 in expenses for amortization and depreciation and $3,777 in net interest expense during the same period of 2010.  Similar to other auction holding companies, the Company assesses Intercompany Charges in the form of Management Fees to its auction operating unit to cover the operating overheads of the parent Company.  The Management Fee allocation at the Augusta auction unit was set at $25,000 per month in 2011 and 2010.  After a deduction for the $75,000 in Management Fees payable to the parent Company during the period ended March 31, 2011 and 2010, the auction earned a net profit of $136,874 and $94,072, respectively.

The first three months of 2011 saw a 29.3% increase in the number of vehicles sold on a increase of 35% in units offered for sale at our Augusta Auto Auction operation versus the same period in the previous year.

Augusta Auto Auction	Three Months
Units Offered for Sale vs. Q1 2010	+35.0%
Units Actually Sold vs. Q1 2010	+29.3%
Conversion Rate (Units Sold vs. Units Offered for Sale) Q1 2011	56%
Conversion Rate (Units Sold vs. Units Offered for Sale) Q1 2010	59%

The Augusta auction continued to display strong growth under Acacia’s management versus previous periods.  This was further evidenced by the auction's Q1 2011 year-over-year buy/sell fee revenue increase of 26.4% and overall revenue increase of 14.2% versus Q1 2010.

The Company has accounted for the Chattanooga auction as discontinued operations on its consolidated financial statements beginning with its Quarterly Report on Form 10-Q for the period ended June 30, 2010.  (See Note 2 – “Subsequent Events” and Part II, Item 5 – “Other Information”.)

Operating Results of the Parent Company

The parent company incurs expenses at the corporate level in addition to those incurred at our auto auction operations. In the three month period ended March 31, 2011, compensation for our executives was about $15,000 per month and our option and warrant expense averaged about $5,500 per month.  For the same three-month period the Company incurred a net ordinary loss of approximately $265,000 before booking Intercompany Charges of $75,000 as Management Fee Income from its Augusta operating unit, resulting in a net loss of approximately $190,000 for the period. Other corporate G&A expenses accounted for approximately $229,000 in the first quarter of 2011, and included a charge for legal and accounting fees of approximately $51,000, office rental costs of approximately $1,900, and other traditional expenses for travel, convention expenses, equipment lease/rental, postage and shipping, printing and office supplies, insurance, telephone, light, heat, power, etc.

Consolidated Operations

The Company's consolidated Q1 net loss of about $53,000 compares to a consolidated net loss in the same period of 2010 of about $116,000. Expenses included about $273,000 for employee compensation compared to about $148,000 in 2010, primarily as a result of bonuses paid to executives and managers; approximately $21,000 for amortization and depreciation compared to about $23,000 in the same period of 2010; about $11,000 in interest charges compared to about $5,000 in 2010; about $173,000 for general and administrative expense, compared to about $120,000 in 2010 – reflecting expenses related to the litigation and discontinued operations in Chattanooga during that period; and the Company also incurred charges as a component of its G&A expense of approximately $11,000 and $17,000 in 2011 and 2010, respectively, in non-cash operating expenses for options and warrants under the Company’s 2007 Stock Incentive Plan as the ratable expense for Q1 2011 resulting from options and warrants issued in 2006, 2007, 2008, 2009, and 2010 but not yet fully vested or exercised.   (See Liquidity and Need for Additional Capital.)

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

The following tables represent the consolidated EBITDA results for the Company during the first quarter of 2011 and 2010:

	Period Ended March 31, (Unaudited)
	2011	2010

Net income (loss)	$(52,505)	$57,656
Add back:
Income taxes	-	-
Interest expense, net of interest income	10,843	4,731
Depreciation and amortization*	31,491	39,783

EBITDA PROFIT OR (LOSS)	$(10,171)	$102,170

*    In addition to depreciation and amortization expense of $20,966 and $23,223 in Q1 2011and 2010, respectively, we included amounts accrued in Q1 for the issuance of stock options and warrants of $10,525 and $16,560 in 2011 and 2010, respectively.

Liquidity and Capital Resources

The Company’s liquidity in 2010 was provided by management fee revenues assessed to the Company's Augusta Auto Auction operations and by personal financial support from the Company’s CEO. The Company’s liquidity during the first three months of 2011 was provided by management fee revenues assessed to the Augusta operations and again by personal financial support from the Company’s CEO.

During the first three months of 2011, the cash flow from our Augusta operation was sufficient to support those operations, but was not sufficient to also support the Parent Company’s operations on a consolidated basis. Our operations in the first quarter of 2011 did not provide sufficient cash flow to cover our corporate activity on an ongoing basis, essentially our executive officers, administrative overhead, and overhead that includes the cost of lawyers and accountants required to be publicly held.  Following the discontinuation of its remaining auction operations in July, 2012, the Company will no longer have the income from its operating subsidiary as a source of revenue to meet its expenses. As a result of those deficiencies and the loss of its revenue-producing operations, the Company will have to institute or acquire additional operations with revenues sufficient to cover the costs of overheads. (See Part II. Item 5 -  “Other Information”)

The auction operations’ liquidity in 2010 was supplemented by a $300,000 line of credit in Augusta with Wachovia Bank, N.A. and to a lesser degree from a $2,000,000 line of credit at Chattanooga from Alexis Jacobs, the seller of the Chattanooga auction who also acted as a private funding source, through August 31, 2010, when the Company discontinued operations at that location.   Those lines of credit were used to cover some instances in which payments to dealers selling vehicles through the auctions exceeded collected payments for those vehicles, and also to augment any other cash needs of those auctions in the normal course of business, including allowing the auctions to meet their obligations to creditors and the parent Company. However; in January of 2011, the Augusta auction’s line of credit was discontinued on short notice by Wells Fargo Bank after it acquired Wachovia Bank, which had provided the $300,000 line of credit to the company since July 2007 in a relationship that had been exemplary.

Since 2007 and continuing until February 1, 2011, the Company maintained a certificate of deposit with the Wachovia Bank of just over $150,000, partially guaranteeing that $300,000 line of credit for use at the Augusta auction.  Following the abrupt discontinuation of the Augusta auction’s credit line in January of 2011, the Company used the funds associated with that CD and other cash to pay off its obligations to the bank’s new Wells Fargo owners.  Subsequently, the Company’s CEO had to seek various forms of emergency short-term financing to offset the lost line of credit.  With some successes in that area, coupled with his own personal financial support of the Company and outside loans that he personally guaranteed, he was successful in bringing the auction to a posture of being self-sufficient without a commercial line of credit.

Prior to discontinuation of those lines of credit, the bank and the private funding source charged an interest rate on the lines of credit equal to prime plus 1.5% on the outstanding daily balance, if any, and the greater of (i) the sum of the one month London interbank offered rate (Libor) as published in the Wall Street Journal (or such other publication or reference reasonably selected by the Lender if no longer published in the Wall Street Journal) plus 500 basis points, or (ii) 6.0% percent per annum, respectively.  The Augusta line of credit was secured by all of the Company’s deposits at the bank, and the Chattanooga line of credit was secured by the assets of the Chattanooga auction and both credit lines were guaranteed by the Company and guaranteed personally by Mr. Sample.  (See Part II. Item 5 – “Other Information”)

We look for our operations to provide the cash flow and cash return on our investment.  As of March 31, 2012, the Company had a positive consolidated cash flow of about $59,000 for the year to date.  This resulted from a positive net cash flow of approximately $332,000 provided by operating activities, which was offset by a negative net cash flow used by financing  activities of about $273,000.

That negative net cash flow used by financing  activities of about $273,000 was composed primarily of two components:  (i) $263,000 cash flow used to pay off the line of credit at the Augusta auction following the bank’s discontinuation of its credit line there; and (ii) about $5,000 cash flow used for capital lease payments.

As a result, the $331,888 net cash flow provided by operating activities was offset by the $273,038 cash flow used in financing activities for a net increase in cash of $58,850 for the period ended March 31, 2011.

Cash Balances vs. Overdraft

Our auction operating software accounts for checks made as payments to sellers when written, even though they may not actually be issued to the seller, since the sellers are only paid when they actually present to the auction a title representing ownership in any unit sold.  Additionally, the auction’s rules require that it cannot deposit the buyer’s funds until we provide him with the title representing ownership of the vehicle purchased.  The auction’s operating software systems, however, creates a check or “virtual” check immediately following sale of the unit, whether or not the title has been presented.  Hence, the operating and thus, financial, systems reflect that we have issued a large number of checks to sellers when, in fact, they have on been “virtually” issued but not “physically” issued, resulting in the appearance that funds have been paid to sellers when in fact they have not yet been released.  In those instances where the title has not yet been presented, and where the system indicates that a virtual payment has been made to the seller, the auction is also not allowed to deposit the purchase payment funds from the buyers of those units, thus making it appear as if our CAR (checking) account is overdrafted – when in truth and in fact it is not.  Thus, we actually have a cash balance in the CAR account, generally quite significantly so, while the system shows as a virtual concept that the account is overdrafted.  The software system used by the auction is provided by Auction Software, Inc. (ASI), is in use by nearly 100 independent auctions, is the most common independent auction operating system in use in the United States, and is in the opinion of the auction the best software available for its use at this time.  One must therefore review the balance sheet to see the number of ASI payables and ASI receivables AND look at the cash in the account to determine the actual status, a common practice in this type of industry.  The actual overdraft account as depicted in the Company’s financial reporting is reviewed by the Company’s auditors to reflect outstanding checks to the Car Account and insure accurate reporting.

The Company will require substantial infusions of working capital or a substantial increase in the cash generated from operations to insure long-term liquidity, and may seek infusions of working capital in the form of equity or debt capital, the former being considered most beneficial to the Company, but not being considered a viable option in the economic conditions the country has experienced since 2008.  There is no assurance the Company will be successful in obtaining infusions of capital to fuel its growth or aid in any acquisition or merger activities. The Company’s corporate overhead is not large by industry standards, but it nonetheless will require additional revenues or reduced overheads, or both, so achieve liquidity in the absence of additional injections of capital, particularly in light of the disposal of the Company’s only revenue producing subsidiary in July of 2012.  (See Part II. Item 5 -  “Other Information”)

Accounts Receivable

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

Frequently, when we hold an auction near the end of a quarter, our receivables and payables will be large compared to prior quarters or as a ratio of receivables or payables to revenues for that quarter and the other quarters.  Receivables and payables for a given auction are substantially liquidated within days of the auction process, but may appear distorted when occurring close to the end of an accounting period but prior to settlement of those accounts.

Revenue Recognition

Revenues and the related costs are recognized when the services are performed. Auction fees from sellers and buyers are recognized upon the sale of the vehicle through the auction process. Most of the vehicles that are sold at auction are consigned to the Company by the seller and held at the Company's facilities. The Company does not take title to these consigned vehicles and recognizes revenue when a service is performed as requested by the owner of the vehicle. The Company does not record the gross selling price of the consigned vehicles sold at auction as revenue. Instead, the Company records only its auction fees as revenue because it does not take title to the consigned vehicles, has no influence on the vehicle auction selling price agreed to by the seller and buyer at the auction, and the fees that the Company receives for its services are generally based on fixed amounts according to locally-published rate schedules. Revenues from reconditioning, logistics, vehicle inspection and certification, titling, and salvage recovery services are generally recognized when the services are performed.

Discussion Regarding Allowance for Bad Debts.

The Company does not provide an allowance for bad debts or doubtful accounts based on its actual operating experience.  At December 31, 2011, there was a net allowance of $32,000 for uncollectible accounts, but no amounts were charged off. In 2011, there has been no allowance for doubtful accounts required based on management's estimates.

The Company’s significant charge-offs have traditionally been only those temporarily required to be made by its independent accountants due to aging, all of which have been subsequently recovered, resulting in no loss to the Company or its subsidiary. There were no charge-offs in 2010.

Financing of Planned Expansions and Other Expenditures

The Company plans to grow through acquisitions, mergers, or other business combinations, and anticipates that it will need to raise additional capital to do so, probably through a private placement offering of its common stock. However, the current economy is not considered to be conducive to raising capital, and the Company does not feel that a substantial opportunity for success in doing so is available at this time.

Financial Reporting and New Technologies

As part of its commitment to improve our operating and reporting efficiencies, the Company employs a certified public accountant.

Contemplated Business

While the Company heretofore considered its automobile auctions as indicative of the basis of services rendered by the Company, it now believes there are suitable opportunities for success in diverse industries and business models.  Accordingly, the Company changed its name from Acacia Automotive, Inc. to Acacia Diversified Holdings, Inc. effective October 18, 2012, to reflect the Company’s determination to employ a broader scope and direction in expanding its business model into more diversified service and product offerings, and is preparing to consider other merger, acquisition, or business combination opportunities in any industry. (See Part II.  Item 5 – “Other Information”)

Implementation of Business Plan

The Company currently does not have sufficient working capital to pursue its business plans in their entirety as described herein. Our ability to implement our business plans will depend on our ability to find new mergers, acquisitions, or business combinations or to obtain sufficient working capital to execute its business plans. No assurance can be given that we will be able to obtain additional capital, or, if available, that such capital will be available at terms acceptable to us, or that we will be able to generate profit from new operations, or if profits are generated, that they will be sufficient to carry out our business plans, or that the plans will not be modified.

Conflicts of Interest.

The Company is or may be subject to various conflicts of interest. The Company does not have a fully independent management staff, and will be relying on its management for the day-to-day management and operations of the Company and the Company’s assets.  As such, certain employees may have conflicts of interest in allocating time, services and functions to the Company in deference to their other activities.

The Company’s Secretary, a non-salaried position with the Company, is employed full-time in Nashville, Tennessee in a diverse business.  The Company does not make heavy demands on its Secretary, who is not expected to give substantial time to the affairs of the Company.

The Company has no full-time corporate officer serving as managerial staff except for its President and CEO, who devotes the majority of his business time and efforts to the management and direction of the Company.  As such, there is not now, nor has there previously been considered to be, any material conflict of interest on his part.

The CEO of the company has served as a director of the Company as well as an officer and director of the Company’s subsidiary corporations.  Service in those capacities with subsidiaries and related businesses is not considered in itself to constitute a conflict of interest on the part of our employees or directors.

Investment in the Company will not carry with it the right to invest in any other property or venture of the CEO or other officers, employees, and directors of the Company.

Dependence on Key Personnel

Our future performance depends in significant part upon the continued service of our Chief Executive Officer, Steven L. Sample. The loss of his services could have a material adverse effect on our business, prospects, financial condition and results of operations. The Company does not presently maintain key man life insurance on Mr. Sample, but may obtain such insurance at the discretion of its board of directors for such term as it may deem suitable or desirable. Our future success may depend on our ability to attract and retain highly qualified technical, sales and managerial personnel. The competition for such personnel can be intense, and there can be no assurance that we can attract, assimilate or retain highly qualified technical, sales and managerial personnel for favorable compensations in the future.

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

Changes in Internal Control over Financial Reporting

As with most independent vehicle auction companies of its size, the Company’s sales and accounts receivable software, as a part of its auction operating software, is not integrated with its financial accounting software.   The integration would require a different software and operating system for the auction than is currently available from its vendors, would require additional meticulous steps to be undertaken on a regular basis, and would further require regular general review of business practices reflected by the information. We continue to press for our software provider to incorporate more efficient integration of information into our systems and seek qualified personnel to effect these processes, although the Company does not believe it will achieve full integration of those components in the near future, and does not believe there is any material deficiency created through the utilization of the systems as currently available to the auction.

After the Company suffered a minor computer server failure at its Augusta location in 2010, the Company determined that its practices in protecting data integrity were insufficient.  While the Company at all times backed up its digital data from the auction operating systems on a daily basis, it had not been making daily backups of its financial data at the Augusta site.  The data in question covered a period from mid-February to mid-April of 2010, was protected by hard copy financial records, was restored within a short time after the anomaly, and resulted in no loss of financial data, either digital or otherwise.  Although there was no loss or damage, the Company recognized its deficiency in that area and immediately initiated new and improved provisions for protecting and preserving its digital data and information at all locations.

During the first quarter of 2011, the Company did not make changes in its internal control.

PART II OTHER INFORMATION

Item 5. Other Information.

The Company acquired its second auto auction in December 2009, located in Chattanooga, Tennessee.  Following disputes with the seller of those operations and certain related parties, the Company discontinued operations at that location effective August 31, 2010, after which the Company and its CEO, the Seller of the Chattanooga auction, and its related parties entered into litigation. The ongoing litigation between the parties was settled on February 28, 2012. Accordingly, the Company considered those operations as discontinued effective August 31, 2010, as first accounted for in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.  Those events were further reported in the Company’s Current Report on Form 8-K filed on November 19, 2012, its Amended Annual Report on Form 10-K /A for the period ended December 31, 2009, and its Annual Report on Form 10-K for the period ended December 31, 2010, which described those events in detail, and which reports are incorporated herein by reference. The Settlement Agreement and Release did not constitute an admission by any party of any liability or violation of law. All the parties to the Settlement Agreement agreed to a mutual non-disparagement agreement and release from any liabilities or future litigations seeking damages therefor.

On July 26, 2012, a majority of the shareholders representing more than 67% of the shares of the Company entered into a series of Written Consent Resolutions in Lieu of a Special Meeting of Shareholders. These included:  (i) the shareholders of the Company voted to change the name of the Company to Acacia Diversified Holdings, Inc., which name became effective on October 18, 2012; (ii) the shareholders of the Company authorized and approved the sale of certain assets of the Company's Augusta Vehicle Auction, Inc. to Southern Vehicle Auctions, Inc.; (iii) the shareholders of the Company approved an amendment to the Company's Articles of Incorporation as to conform with the newly enacted Texas Business Organizations Code; (iv) the shareholders of the Company voted to authorize to update and extend the Company's Acacia Automotive, Inc. 2007 Stock Incentive Plan and to rename it the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan; (v) the shareholders of the Company voted in favor of extending the employment contract of the Company's CEO for an additional two years; and finally, (vi) the shareholders of the Company authorized the Secretary of the Company to take those steps reasonably necessary for effectuating those resolutions.

Each of the foregoing actions resulting from the Shareholders Resolution were first reported in their entirety on the Company’s Current Report on Form 8-K filed August 27, 2012, which included a true and accurate copy of each of the relevant supporting documents and agreements, all of which is incorporated herein by reference.

In subsequent events, the Company sold the Augusta auction, its only operations. The details of this transaction were reported on the Current Report on Form 8-K dated August 27, 2012, which includes a full detail of the actions taken and is incorporated herein by reference.  The Company will first account for these operations as discontinued in its Annual Report on Form 10-K for the period ended December 31, 2012.  Following the sale of the Augusta auction, the Company will have to find new sources of revenue in order to continue as a going concern.

The Company changed its name from Acacia Automotive, Inc. to Acacia Diversified Holdings, Inc. effective October 18, 2012, to reflect the Company’s determination to employ a broader scope and direction in expanding its business model into more diversified service and product offerings, and is preparing to consider other merger, acquisition, or business combination opportunities in any industry.

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

Acacia Diversified Holdings, Inc. (Formerly Known as Acacia Automotive, Inc.)

Date: February 19, 2013	By:	/s/ Steven L. Sample
Steven L. Sample
Chief Executive Officer and
Principal Financial Officer