Form 10-Q
period 2011-06-30
Acacia Diversified Holdings, Inc.
filed 2013-02-20
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
(1) Yes ❒ No ☒    (2) Yes  ☒  No  ❒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ❒

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2011:  11,562,524.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$42,409	$11,113
Certificate of deposit (restricted)	-	150,006
Accounts receivable, net of allowance for doubtful accounts of $32,000	450,476	290,248
Deposits and prepaid expenses	13,840	23,022
Assets of discontinued operations	-	-
Total Current Assets	506,725	474,389
Property and equipment, net of accumulated depreciation of $169,958 and $146,389 in 2011 and 2010, respectively	139,905	163,475

Other Assets
Goodwill	427,929	427,929
Customer list and non-compete agreement, net of amortization of $415,980 and $397,384 in 2011 and 2010, respectively	225,154	243,750
Total Other Assets	653,083	671,679

Total Assets	$1,299,713	$1,309,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$-	$8,964
Accounts payable	649,802	422,276
Accrued liabilities	268,211	95,027
Line of credit	-	263,000
Shareholder payable	106,143	99,074
Capital lease obligations, current portion	19,868	21,647
Liabilities of discontinued operations	150,000	150,000
Total Current Liabilities	1,194,024	1,059,988
Noncurrent Liabilities
Capital lease obligations, less current portion	28,668	37,415
Total Liabilities	1,222,692	1,097,403
Stockholders’ Equity
Common stock, $0.001 par value, 150,000,000 shares authorized; 11,562,524 shares issued and outstanding.	11,562	11,562
Additional paid-in capital	11,463,566	11,442,518
Retained deficit	(11,398,107)	(11,241,940)
Total Stockholders’ Equity	77,021	212,140
Total Stockholders’ Equity and Liabilities	$1,299,713	$1,309,543

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$361,493	$548,569	$836,971	$956,626
Costs and expenses
Cost of fees earned	51,340	170,068	102,499	226,774
Employee compensation	185,576	143,921	458,131	291,502
General and administrative	205,602	196,046	378,119	316,336
Depreciation and amortization	21,199	24,570	42,165	47,793

Total costs and expenses	$463,717	$534,605	$980,914	$882,405

Operating income (loss) before other income (expense) and income taxes	(102,224)	13,964	(143,943)	74,221

Other income (expense)
Interest income	-	58	1	113
Other income	-	-	57	-
Interest expense	(1,438)	(3,281)	(12,282)	(8,067)
Total other income (expense)	(1,438)	(3,223)	(12,224)	(7,954)
Income (loss) before income taxes	(103,662)	10,741	(156,167)	66,267
Income taxes	-	-	-	-
Income (loss) from continuing operations	(103,662)	10,741	(156,167)	66,267

Gain (loss) on discontinued operations
(Loss) from discontinued operations, net	-	(14,667)	-	(188,069)
Gain on disposition of discontinued operations	-	218,892	-	218,892
Net gain (loss) from discontinued operations	-	204,225	-	30,823
Net income (loss)	$(103,662)	$214,966	$(156,167)	$97,090

Basic and diluted loss per share
Income (loss) from continuing operations	$(0.01)	$0.00	$(0.01)	$0.01
Income (loss) from discontinued operations, net	$0.00	$0.02	$0.00	$0.00
Net income (loss)	$(0.01)	$0.02	$(0.01)	$0.01
Weighted average number of common shares outstanding	11,562,524	11,562,524	11,562,524	11,562,524

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	2011	2010

Cash flows from operating activities
Net income (loss)	$(156,167)	$97,090
Less (income) loss from discontinued operations, net of income taxes	-	(30,823)
Net income (loss) before discontinued operations	(156,167)	66,267
Adjustment to reconcile net loss before discontinued operations to net cash provided by (used in) operating activities:
Depreciation and amortization	42,165	47,793
Stock options and warrants issued for services	21,048	33,120
Changes in operating assets and liabilities
Accounts receivable	(160,229)	(372,157)
Certificate of deposit (restricted)	-	(111)
Deposits and prepaid expenses	9,182	5,662
Accounts payable	227,525	186,624
Accrued liabilities	173,186	(106,197)
Due to (from) shareholder	7,069	-
Cash flow provided by (used in) continuing activities	163,779	(138,999)
Cash flow provided by (used in) discontinuing activities	-	(237,351)
Net cash flow provided by (used in) operating activities	163,779	(376,350)
Cash flow provided by (used from) investing activities
Purchase of equipment/leasehold improvements	-	(16,921)
Cash flow provided by (used in) continuing activities	-	(16,921)
Cash flow provided by (used in) discontinuing activities	-	(77,166)
Net cash flow provided by (used in) investing activities	-	(94,087)
Cash flow provided by (used in) financing activities
Cash overdraft	(8,964)	135,252
Certificate of deposit (restricted)	150,006	-
Borrowings line of credit and revolver (net)	(263,000)	(165,000)
Capital lease payments	(10,525)	(16,187)
Cash flow provided by (used in) continuing activities	(132,483)	(45,935)
Cash flow provided by (used in) discontinuing activities	-	505,294
Net cash flow provided by (used in) financing activities	(132,483)	459,359
Net increase (decrease) in cash and cash equivalents	31,296	(11,078)
Cash, beginning of period	11,113	21,035
Cash, end of period	$42,409	$9,957

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$12,282	$8,067
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 AND 2010

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

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 AND 2010

NOTE 2 – SUBSEQUENT EVENTS (Continued)

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

NOTE 3 – GOING CONCERN

As of June 30, 2011, the Company had limited liquid assets and its revenues were not sufficient to meet the Company's obligations as they come due and are insufficient to satisfy expenses relating to the expansion of the Company.  These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans include attempting to find additional operational businesses to buy and raising funds from the public through a stock offering. Management intends to make every effort to identify and develop sources of funds.  There can be no assurance that Management’s plans will be successful and should they not be, the Company may be compelled to cease operations.

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

Discussion Regarding Management Fees

In the same fashion as some other auto auction holding companies, the Company generates revenues to pay its corporate overhead by assessing fees to its operating units.  These fees, designated as Intercompany Charges or Management Fees, appear as Other Expense below the Net Ordinary Income line on the operating units’ income statements and as other revenue on the parent company’s operating statements.  In the period ended June 30, 2011, the Company’s Augusta Auto Auction unit, its only operating unit, generated a profit of about $84,000 before assessment of Management Fees at $25,000 per month, or $75,000 for the period, and sustaining a net profit of about $9,000 for the period after the assessment of Management Fees.  The Company has continued assessing the same $25,000 monthly Management Fee to its Augusta auction as in recent periods, anticipating an additional assessment at year’s end.  Management Fees, as with all significant intercompany accounts and transactions, are eliminated in consolidation.

Discussion Regarding Operations

Three Months Ended June 30, 2011

Operating Results of the Auctions

The Augusta auction generated, before Intercompany Charges, a profit of about $84,000 on revenues of about $363,000 for the three months ended June 30, 2011, compared to a profit of about $138,000 on revenues of $552,000 in the same period of 2010.  Q2 of 2010 saw a significant increase in revenues and profits resulting from the sale of a large number of travel trailers in the auction process during that period. Of that Q2 2011 profit, about $17,000 represented expenses for amortization and depreciation and about $200 represented net interest expense, compared to about $22,000 in expenses for amortization and depreciation and about $2,000 in net interest expense during the same period of 2010.  Similar to other auction holding companies, the Company assesses Intercompany Charges in the form of Management Fees to its auction operating unit to cover the operating overheads of the parent Company.  The Management Fee allocation at the Augusta auction unit was set at $25,000 per month in 2011 and 2010.  After a deduction for the $75,000 in Management Fees payable to the parent Company during the period ended June 30, 2011 and 2010, the auction earned a net profit of $8,980 and $63,452, respectively.

The second three months of 2011 saw a 1.2% decrease in the number of vehicles sold on an increase of 6.3% in the number of units offered for sale at our Augusta Auto Auction operation versus the same period in the previous year.

Augusta Auto Auction	Three Months
Units Offered For Sale vs. Q2 2010	+6.3%
Units Actually Sold vs. Q2 2010	-1.2%
Conversion Rate (Units Offered for Sale vs Units Sold) Q2 2011	47%
Conversion Rate (Units Offered for Sale vs Units Sold) Q2 2010	51%
Change in Buy/Sell Fee Revenues vs. Q2 2010	+26.4%

Fluctuations in units offered and sold from period to period may reflect seasonal differences, adverse climatic conditions, special offerings of units, economic conditions and otherwise.  The variances shown from 2011 to 2010 above are not extraordinary.

The Company has accounted for the Chattanooga auction as discontinued operations on its consolidated financial statements beginning with its Quarterly Report on Form 10-Q for the period ended June 30, 2010.  (See Note 2 – “Subsequent Events” and Part II, Item 5 – “Other Information”.)

Operating Results of the Parent Company

The parent company incurs expenses at the corporate level in addition to those incurred at our auto auction operations. In the three month period ended June 30, 2011, compensation for our executives was about $20,000 per month and our option and warrant expense averaged about $3,500 per month.  For the same three-month period the Company incurred a net ordinary loss of approximately $188,000 before booking Intercompany Charges of $75,000 as Management Fee Income from its Augusta operating unit, resulting in a net loss of approximately $113,000 for the period. Other corporate G&A expenses accounted for approximately $118,000 in the second quarter of 2011, and included a charge for legal and accounting fees of approximately $59,000, office rental costs of approximately $1,900, and other traditional expenses for travel, convention expenses, equipment lease/rental, postage and shipping, printing and office supplies, insurance, telephone, light, heat, power, etc.

Consolidated Operations

The Company's consolidated Q2 net loss of about $104,000 compares to a consolidated net loss in the same period of 2010 of about $215,000. Expenses included about $186,000 for employee compensation compared to about $144,000 in 2010, primarily as a result of bonuses paid to executives and managers; approximately $21,000 for amortization and depreciation compared to about $25,000 in the same period of 2010; about $1,000 in interest charges compared to about $3,000 in 2010; about $206,000 for general and administrative expense, compared to about $196,000 in 2010, reflecting expenses related to the litigation and discontinued operations in Chattanooga during that period; and the Company also incurred charges as a component of its G&A expense of approximately $11,000 and $16,000 in 2011 and 2010, respectively, in non-cash operating expenses for options and warrants under the Company’s 2007 Stock Incentive Plan as the ratable expense for Q2 2011 resulting from options and warrants issued in 2006, 2007, 2008, 2009, and 2010 but not yet fully vested or exercised.   (See Liquidity and Need for Additional Capital.)

Six Months Ended June 30, 2011

Augusta Auto Auction

 The Augusta auction generated, before Intercompany Charges, a profit of about $296,000 on revenues of about $841,000 for the six months ended June 30, 2011, compared to a profit of about $308,000 on revenues of $965,000 in the same period of 2010.  Of that six months 2011 profit, about $34,000 represented expenses for amortization and depreciation and about $10,000 represented net interest expense, compared to about $42,000 in expenses for amortization and depreciation and about $6,000 in net interest expense during the same period of 2010.  Similar to other auction holding companies, the Company assesses Intercompany Charges in the form of Management Fees to its auction operating unit to cover the operating overheads of the parent Company.  The Management Fee allocation at the Augusta auction unit was set at $25,000 per month in 2011 and 2010.  After a deduction for the $150,000 in Management Fees payable to the Parent Company during the six months ended June 30, 2011 and 2010, the auction earned a net profit of $145,854 and $157,614, respectively.

The first six months of 2010 saw a 13.8% increase in the number of vehicles sold and an increase of 19.7% in units offered for sale at our Augusta Auto Auction operation versus the same period in the previous year.  The Company has consistently shown growth before, during, and after the recessionary periods and compared to all previous periods since the Company acquired the auction in July of 2007.

Augusta Auto Auction	Six Months
Units Offered For Sale vs. First Six Months 2010	+ 19.7%
Units Actually Sold vs. First Six Months 2010	+13.8%
Conversion Rate (Units Offered for Sale vs Units Sold) Six Months 2011	51%
Conversion Rate (Units Offered for Sale vs Units Sold) Six Months 2010	54%
Change in Buy/Sell Fee Revenues vs. First Six months 2009	+7.3%

Fluctuations in units offered and sold from period to period may reflect seasonal differences, adverse climatic conditions, special offerings of units, economic conditions and otherwise.  The variances shown from 2011 to 2010 above are not extraordinary.

The Company has accounted for the Chattanooga auction as discontinued operations on its consolidated financial statements beginning with its Quarterly Report on Form 10-Q for the period ended June 30, 2010.  (See Note 2 – “Subsequent Events” and Part II, Item 5 – “Other Information”.)

Operating Results of the Parent Company

The parent company incurs expenses at the corporate level in addition to those incurred at our auto auction operations. In the six month period ended June 30, 2011, compensation for our executives was about $35,000 per month and our option and warrant expense averaged about $3,500 per month.  Salary expense was larger in the period primarily due to bonuses for our executives, including amounts paid to the Company’s CEO under the terms of his employment agreement which became effective January 1, 2011, approved by the Company’s independent compensation committee and ratified by its independent directors. For the same six-month period the Parent Company incurred a net ordinary loss of approximately $452,000 before booking Intercompany Charges of $150,000 as Management Fee Income from its Augusta operating unit, resulting in a net loss of approximately $302,000 for the period. Other corporate G&A expenses accounted for approximately $203,000 in the first six months of 2011, and included a charge for legal and accounting fees of approximately $109,000, office rental costs of approximately $3,700, and other traditional expenses for travel, convention expenses, equipment lease/rental, postage and shipping, printing and office supplies, insurance, telephone, light heat power, etc.

 Consolidated Operations

The Company's consolidated 2011 six months net loss of about $156,000 compares to a consolidated net profit in the same period of 2010 of about $97,000. The periodic gain in 2010 was principally due to a favorable outcome from the litigations between the Company and the sellers of the Chattanooga auction, which operations were discontinued effective August 31, 2010, and a net income from discontinued operations at Chattanooga of about $31,000. Of this consolidated six months 2011 net loss, about $458,000 represented employee compensation at all units versus about $292,000 in the same period of 2010; about $42,000 represented expenses for amortization and depreciation versus about $48,000 in 2010, and, about $12,000 represented interest expenses in 2011 versus about $8,000 in the corresponding period in 2010. The Company’s six month 2011 G&A expenses of about $378,000 included a charge of about $21,000 in non-cash operating expenses for options and warrants issued under the Company’s 2007 Stock Incentive Plan as the ratable expense for the period resulting from options and warrants issued in 2006, 2007, 2008, and 2009 but not yet fully vested or exercised versus about $33,000 in the same period of 2010 as a component of a total G&A expense of about $316,000.

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

The following table represents the consolidated EBITDA results for the Company during the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, (Unaudited)
	2011	2010
Net income (loss)	$(103,664)	$214,966
Add back:
Income taxes	-	-
Interest expense, net of interest income	1,438	3,223
Depreciation and amortization*	31,722	41,130

EBITDA	$(70,504)	$259,319

*  In addition to the expenses during the second quarter for depreciation and amortization of $21,199 and $24,570 in 2011 and 2010, respectively, we accrued for the issuance of stock options and warrants $10,523 in Q2 of 2011 and $16,560 in Q2 2010, which is included with depreciation and amortization above.

The following table represents the consolidated EBITDA results for the Company for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, (Unaudited)
	2011	2010
Net income (loss)	$(156,167)	$97,090
Add back:
Income taxes	-	-
Interest expense, net of interest income	12,223	7,841
Depreciation and amortization*	63,613	80,913

EBITDA	$(80,331)	$185,844

*In addition to the non-cash depreciation and amortization of $42,165 and $ 47,793 for the first six months of 2011 and 2010, respectively, we accrued for the issuance of stock options and warrants $21,048 in 2011 and $33,120 in 2010, which is included with depreciation and amortization as indicated above.

 Liquidity and Capital Resources

The Company’s liquidity in 2010 was provided by management fee revenues assessed to the Company's Augusta Auto Auction operations and by personal financial support from the Company’s CEO. The Company’s liquidity during the first six months of 2011 was provided by management fee revenues assessed to the Augusta operations and again by personal financial support from the Company’s CEO.

During the first six months of 2011, the cash flow from our Augusta operation was sufficient to support those operations, but was not sufficient to also support the Parent Company’s operations on a consolidated basis. Our operations in the first six months of 2011 did not provide sufficient cash flow to cover our corporate activity on an ongoing basis, essentially our executive officers, administrative overhead, and overhead that includes the cost of lawyers and accountants required to be publicly held.  Following the discontinuation of its remaining auction operations in July, 2012, the Company will no longer have the income from its operating subsidiary as a source of revenue to meet its expenses. As a result of those deficiencies and the loss of its revenue-producing operations, the Company will have to institute or acquire additional operations with revenues sufficient to cover the costs of overheads. (See Part II. Item 5 -  “Other Information”)

The auction operations’ liquidity in 2010 was supplemented by a $300,000 line of credit in Augusta with Wachovia Bank, N.A. and to a lesser degree from a $2,000,000 line of credit at Chattanooga from Alexis Jacobs, the seller of the Chattanooga auction who also acted as a private funding source, through August 31, 2010, when the Company discontinued operations at that location.   Those lines of credit were used to cover some instances in which payments to dealers selling vehicles through the auctions exceeded collected payments for those vehicles, and also to augment any other cash needs of those auctions in the normal course of business, including allowing the auctions to meet their obligations to creditors and the parent Company. However; in January of 2011, the Augusta auction’s line of credit was discontinued on short notice by Wells Fargo Bank after it acquired Wachovia Bank, which had provided the $300,000 line of credit to the company since July 2007 in a relationship that had been exemplary.

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

Prior to discontinuation of those lines of credit, the bank and the private funding source charged an interest rate on the lines of credit equal to prime plus 1.5% on the outstanding daily balance, if any, and the greater of (i) the sum of the one month London interbank offered rate (Libor) as published in the Wall Street Journal (or such other publication or reference reasonably selected by the Lender if no longer published in the Wall Street Journal) plus 500 basis points, or (ii) 6.0% percent per annum, respectively.  The Augusta line of credit was secured by all of the Company’s deposits at the bank, and the Chattanooga line of credit was secured by the assets of the Chattanooga auction and both credit lines were guaranteed by the Company and guaranteed personally by Mr. Sample.  (See Part II. Item 5 – “Other Information”)

We look for our operations to provide the cash flow and cash return on our investment.  As of June 30, 2011, the Company had a positive consolidated cash flow of about $31,000 for the year to date.  This resulted from a positive net cash flow of approximately $164,000 provided by operating activities, which was offset by a negative net cash flow used by financing  activities of about $132,000.

That negative net cash flow used by financing activities of about $132,000 resulted from cash flow used in continuing activities, primarily $263,000 used to pay off the Company’s line of credit at the end of January offset by its $150,000 certificate of deposit, and capital lease payments of about $11,000.

As a result, the $163,779 net cash provided by operating activities was partially offset by the $132,483 cash flow used in financing activities, for a net increase in cash of $31,296 for the six months ended June 30, 2011.

Cash Balances vs. Overdraft

Our auction operating software accounts for checks made as payments to sellers when written, even though they may not actually be issued to the seller, since the sellers are only paid when they actually present to the auction a title representing ownership in any unit sold.  Additionally, the auction’s rules require that it cannot deposit the buyer’s funds until we provide him with the title representing ownership of the vehicle purchased.  The auction’s operating software systems, however, creates a check or “virtual” check immediately following sale of the unit, whether or not the title has been presented.  Hence, the operating and thus, financial, systems reflect that we have issued a large number of checks to sellers when, in fact, they have on been “virtually” issued but not “physically” issued, resulting in the appearance that funds have been paid to sellers when in fact they have not yet been released.  In those instances where the title has not yet been presented, and where the system indicates that a virtual payment has been made to the seller, the auction is also not allowed to deposit the purchase payment funds from the buyers of those units, thus making it appear as if our CAR (checking) account is overdrafted – when in truth and in fact it is not.  Thus, we actually have a cash balance in the CAR account, generally quite significantly so, while the system shows as a virtual concept that the account is overdrafted.  The software system used by the auction is provided by Auction Software, Inc. (ASI), is in use by nearly 100 independent auctions, is the most common independent auction operating system in use in the United States, and is in the opinion of the auction the best software available for its use at this time.  One must therefore review the balance sheet to see the number of ASI payables and ASI receivables AND look at the cash in the account to determine the actual status, a common practice in this type of industry.  The actual overdraft account as depicted in the Company’s financial reporting is reviewed by the Company’s auditors to reflect outstanding checks to the Car Account and insure accurate reporting.  The cash flow statement for the six months ended June 30, 2011, reflected cash overdrafts of $8,964, although the Company never experienced actual overdrafts. This is an example of the impact of virtual checks on the Company’s cash reporting as described above.

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

Frequently, when we hold an auction near the end of a quarter, our receivables and payables will be large compared to prior quarters or as a ratio of receivables or payables to revenues for that quarter and the other quarters.  Receivables and payables for a given auction are substantially liquidated within days of the auction process, but may appear distorted when occurring close to the end of an accounting period but prior to settlement.

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

Discussion Regarding Allowance for Bad Debts.

The Company does not generally provide an allowance for bad debts or doubtful accounts based on its actual operating experience.  At December 31, 2010, there was a net allowance of $32,000 for uncollectible accounts, but no amounts were charged off.

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

During the second quarter of 2011, the Company did not make changes in its internal control.

PART II. OTHER INFORMATION

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

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant to Section 302 of Sarbanes-Oxley Act Of 2002

32.1	Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of Sarbanes-Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned.

Acacia Diversified Holdings, Inc. (Formerly Known as Acacia Automotive, Inc.)

Date: February 20, 2013	By:	/s/ Steven L. Sample
Steven L. Sample
Chief Executive Officer and
Principal Financial Officer