Form 10-Q
period 2011-09-30
Acacia Diversified Holdings, Inc.
filed 2013-02-20
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2011:  11,562,524.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,900	$11,113
Certificate of deposit (restricted)	-	150,006
Accounts receivable, net of allowance for doubtful accounts of $32,000	320,872	290,248
Deposits and prepaid expenses	32,060	23,022
Total Current Assets	354,832	474,389
Property and equipment, net of accumulated depreciation of $180,540 and $146,389 in 2011 and 2010, respectively	130,601	163,475
Other Assets
Goodwill	427,929	427,929
Customer list and Non-Compete Agreement, net of amortization of $425,432 and $397,384, respectively	215,702	243,750
Total Other Assets	643,631	671,679
Total Assets	$1,129,064	$1,309,543

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Cash overdraft	$19,733	$8,964
Accounts payable	513,853	422,276
Accrued liabilities	312,870	95,027
Shareholder payable	76,205	99,074
Line of credit	-	263,000
Capital lease obligations, current portion	19,257	21,647
Liabilities of discontinued operations	150,000	150,000
Total Current Liabilities	1,091,918	1,059,988
Noncurrent Liabilities
Capital lease obligations, less current portion	23,795	37,415
Total Liabilities	1,115,713	1,097,403

Stockholders’ Equity
Common stock, $0.001 par value, 150,000,000 shares authorized; 11,562,524 shares issued and outstanding.	11,562	11,562
Additional paid-in capital	11,474,090	11,442,518
Retained deficit	(11,472,301)	(11,241,940)
Total Stockholders’ Equity	13,351	212,140
Total Liabilities and Stockholders’ Equity	$1,129,064	$1,309,543

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$340,050	$502,252	$1,177,021	$1,458,878
Costs and expenses
Cost of fees earned	47,573	142,311	150,072	369,085
Employee compensation	171,267	336,187	629,398	627,689
General and administrative	174,075	57,781	552,194	374,117
Depreciation and amortization	20,034	24,754	62,199	72,547

Total costs and expenses	412,949	561,033	1,393,863	1,443,438

Operating income (loss) before other income (expense) and income taxes	(72,899)	(58,781)	(216,842)	15,440

Other income (expense)
Interest income	-	23	1	136
Other income	-	-	57	-
Interest expense	(1,295)	(2,134)	(13,577)	(10,201)
Total other income (expense)	(1,295)	(2,111)	(13,519)	(10,065)
Income (loss) before income taxes	(74,194)	(60,892)	(230,361)	5,375
Income taxes	-	-	-	-
Income (loss) from continuing operations	(74,194)	(60,892)	(230,361)	5,375

Gain (loss) on discontinued operations
(Loss) on discontinued operations, net	-	(158,715)	-	(346,784)
Gain on disposition of discontinued operations	-	231,163	-	450,055
Net gain (loss) from discontinued operations	-	72,448	-	103,271
Net income (loss)	$(74,194)	$11,556	$(230,361)	$108,646

Basic and diluted loss per share
Income (loss) from continuing operations	$(0.01)	$(0.01)	$(0.02)	$0.00
Income (loss) from discontinued operations, net	$0.00	$0.01	$0.00	$0.01
Net income (loss)	$(0.01)	$0.00	$(0.02)	$0.01
Weighted average number of common shares outstanding	11,562,524	11,562,524	11,562,524	11,562,524

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	2011		2010
Cash flows from operating activities
Net Income (loss)		$(230,361)	$108,646
Less (income) loss from discontinued operations, net of income taxes		-	(103,271)
Net income (loss) before discontinued operations		(230,361)	5,375
Adjustment to reconcile net loss before discontinued operations to net cash provided by (used in) operating activities:
Depreciation and amortization		62,199	72,547
Stock options and warrants issued for services		31,572	49,680
Changes in Operating Assets and Liabilities
Accounts Receivable		(30,624)	(393,197)
Certificate of Deposit (restricted)		150,006	36
Deposits and prepaid expenses		(9,039)	(3,325)
Accounts Payable		91,576	115,875
Accrued Liabilities		217,846	(173,994)
Due to (from) shareholder		(22,869)	-
Cash flow provided by (used in) continuing activities		260,306	(327,003)
Cash flow provided by (used in) discontinuing activities		-	114,352
Net cash flow provided by (used in) operating activities		260,306	(212,651)
Cash flows provided by (used from) investing activities
Proceeds from sale of assets			-
Purchase of equipment/leasehold improvements		(1,278)	(21,887)
Cash flow provided by (used in) continuing activities		(1,278)	(21,887)
Cash flow provided by (used in) discontinuing activities		-	105,142
Net cash flow provided by (used in) investing activities		(1,278)	83,255
Cash flow provided by (used in) financing activities
Cash Overdraft		10,769	201,161
Borrowings line of credit and revolver (net)		(263,000)	(106,000)
Capital lease payments		(16,010)	(25,578)
Cash flow provided by (used in) continuing activities		(268,241)	69,583
Cash flow provided by (used in) discontinuing activities		-	43,733
Net cash flow provided by (used in) financing activities		(268,241)	113,316
Net increase (decrease) in cash and cash equivalents		(9,213)	(16,080)
Cash, beginning of period		11,113	21,035
Cash, end of period		$1,900	$4,955

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest		$13,577	$10,201
Income tax	$		$-

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011 AND 2010

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

In December of 2009, the Company acquired the assets and business of Chattanooga Auto Auction Limited Liability Company in Chattanooga, Tennessee.   This wholly owned subsidiary, doing business as Acacia Chattanooga Vehicle Auction, Inc., became the second operations of Acacia Automotive, Inc. On August 31, 2010, the Company discontinued operations at its Chattanooga auction, first accounting for those operations as as discontinued in its Quarterly Report on Form 10-Q for the period ended June 30, 2010.

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

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011 AND 2010

NOTE 2 – SUBSEQUENT EVENTS (Continued)

Each of the foregoing actions resulting from the Shareholders Resolution were first reported in their entirety on the Company’s Current Report on Form 8-K filed August 27, 2012, which included a true and accurate copy of each of the relevant supporting documents and agreements, all of which is incorporated herein by reference.

NOTE 3 – GOING CONCERN

As of September 30, 2011, the Company had limited liquid assets and its revenues were not sufficient to meet the Company's obligations as they come due and are insufficient to satisfy expenses relating to the expansion of the Company.  These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans include attempting to find additional operational businesses to buy and raising funds from the public through a stock offering. Management intends to make every effort to identify and develop sources of funds.  There can be no assurance that Management’s plans will be successful and should they not be, the Company may be compelled to cease operations.

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

The Company’s Augusta auction subsidiary sold cars and other vehicles from the time it was acquired on July 10, 2007, until its sale July 31, 2012.  On November 6, 2011, the Company identified a potential candidate for sale of its Augusta auction, and entered into a non-binding Letter of Intent for that purpose.  That letter of Intent was dependent upon the buyers finding success in obtaining financing and other factors.  Following protracted delays in the buyers finding suitable financing, a change in the structure of the buyer’s group, and changes in the original terms of the sale, the buyer’s group completed the purchase on July 31, 2012.  Following the sale of those assets, the Company will have no operations or corresponding operating revenues.  As such, the Company will need to find new sources of revenues to support its expenses in order to continue as a going concern.

The Company’s Augusta auction primarily sells “whole car” vehicles for automotive dealers and commercial concerns, and to a lesser extent, salvage units. Whole car units are usually units in reasonable repair and operating condition, while salvage units are generally, but not always, inoperative and often have been damaged or devalued as a result of exposure to water, fire, collision, theft or otherwise. The Augusta auction also sells vehicles and equipment under a contract with the United States Marshals Service. Dealers and other qualified buyers attend the weekly auctions and bid on offered units. The highest bidder owns the vehicle, subject to any limiting reserve prices established by the owner/seller of the unit(s). In most cases, the buyers and sellers of the units pick up and deliver them to the auction property, but the auction does provide transport services, generally for a fee.  The Company's Augusta auction also holds a Thursday night auction that is open to public bidders in addition to dealers, and occasionally holds special sales at other times.

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

Discussion Regarding Management Fees

In the same fashion as some other auto auction holding companies, the Company generates revenues to pay its corporate overhead by assessing fees to its operating units.  These fees, designated as Intercompany Charges or Management Fees, appear as Other Expense below the Net Ordinary Income line on the operating units’ income statements and as other revenue on the parent company’s operating statements.  In the three months ended September 30, 2011, the Company’s Augusta Auto Auction unit, its only operating unit, generated a profit of about $87,000 before assessment of Management Fees at $25,000 per month, or $75,000 for the period, and sustaining a net profit of about $12,000 for the period after the assessment of Management Fees.  The Company has continued assessing the same $25,000 monthly Management Fee to its Augusta auction as in recent periods, anticipating an additional assessment at year’s end.  Management Fees, as with all significant intercompany accounts and transactions, are eliminated in consolidation.

Discussion Regarding Operations

Three Months Ended September 30, 2011

Operating Results of the Auction

The Augusta auction generated, before Intercompany Charges, a profit of about $87,000 on revenues of about $342,000 for the three months ended September 30, 2011, compared to a profit of about $134,000 on revenues of $493,000 in the same period of 2010.  Q3 of 2010 saw a significant increase in revenues and profits resulting from the sale of a large number of travel trailers in the auction process during that period. Of that Q3 2011 profit, about $16,000 represented expenses for amortization and depreciation and about $200 represented net interest expense, compared to about $21,000 in expenses for amortization and depreciation and about $2,000 in net interest expense during the same period of 2010.  Similar to other auction holding companies, the Company assesses Intercompany Charges in the form of Management Fees to its auction operating unit to cover the operating overheads of the parent Company.  The Management Fee allocation at the Augusta auction unit was set at $25,000 per month in 2011 and 2010.  After a deduction for the $75,000 in Management Fees payable to the parent Company during the period ended September 30, 2011 and 2010, the auction earned a net profit of $12,361 and $58,573, respectively.

The third quarter of 2011 saw a 1.3% decrease in the number of vehicles sold on a decrease of 2% in the number of units offered for sale at our Augusta Auto Auction operation versus the same period in the previous year.

Augusta Auto Auction	Three Months

Units Offered For Sale vs. Q3 2010	-2.0%
Units Actually Sold vs. Q3 2010	-1.3%
Conversion Rate (Units Offered for Sale vs. Units Sold) Q3 2011	46%
Conversion Rate (Units Offered for Sale vs. Units Sold) Q3 2010	46%
Change in Buy/Sell Fee Revenues vs. First Nine Months 2010	-6.5%

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

Operating Results of the Parent Company

The parent company incurs expenses at the corporate level in addition to those incurred at our auto auction operations. In the three month period ended September 30, 2011, compensation for our executives was about $20,000 per month and our option and warrant expense averaged about $3,500 per month.  For the same three-month period the Company incurred a net ordinary loss of approximately $162,000 before booking Intercompany Charges of $75,000 as Management Fee Income from its Augusta operating unit, resulting in a net loss of approximately $87,000 for the period. Other corporate G&A expenses accounted for approximately $92,000 in the third quarter of 2011, and included a charge for legal and accounting fees of approximately $47,000, and other traditional expenses for travel, convention expenses, equipment lease/rental, postage and shipping, printing and office supplies, insurance, telephone, light, heat, power, etc.

Consolidated Operations

The Company's consolidated Q3 net loss of about $74,000 compares to a consolidated net profit in the same period of 2010 of about $12,000. Expenses included about $171,000 for employee compensation compared to about $336,000 in 2010; approximately $20,000 for amortization and depreciation compared to about $25,000 in the same period of 2010; about $1,000 in interest charges compared to about $2,000 in Q3 2010; about $175,000 for general and administrative expense, compared to about $58,000 in 2010, reflecting expenses related to the litigation and discontinued operations in Chattanooga during that period; and, the Company also incurred charges as a component of its G&A expense of approximately $11,000 and $17,000 in 2011 and 2010, respectively, in non-cash expenses for options and warrants under the Company’s 2007 Stock Incentive Plan as the ratable expense for Q3 2011 resulting from options and warrants issued in 2006, 2007, 2008, 2009, and 2010 but not yet fully vested or exercised.   (See Liquidity and Need for Additional Capital.)

Nine Months Ended September 30, 2011

Operating Results of the Auctions

 The Augusta auction generated, before Intercompany Charges, a profit of about $383,000 on revenues of about $1,183,000 for the nine months ended September 30, 2011, compared to a profit of about $441,000 on revenues of about $1,457,000 in the same period of 2010.  Of that nine months 2011 profit, about $49,000 represented expenses for amortization and depreciation and about $10,000 represented net interest expense, compared to about $63,000 in expenses for amortization and depreciation and about $7,500 in net interest expense during the same period of 2010.  Similar to other auction holding companies, the Company assesses Intercompany Charges in the form of Management Fees to its auction operating unit to cover the operating overheads of the parent Company.  The Management Fee allocation at the Augusta auction unit was set at $25,000 per month in 2011 and 2010.  After a deduction for the $150,000 in Management Fees payable to the Parent Company during the nine months ended September 30, 2011 and 2010, the auction earned a net profit of $158,206 and $216,187, respectively.

The first nine months of 2011 saw a 8.7% increase in the number of vehicles sold and an increase of 11.6% in units offered for sale at our Augusta Auto Auction operation versus the same period in 2010.  The Company has consistently shown growth before, during, and after the recessionary periods and compared to all previous periods since the Company acquired the auction in July of 2007.

Augusta Auto Auction	Nine Months
Units Offered For Sale vs. First Nine Months 2010	+ 11.6%
Units Actually Sold vs. First Nine Months 2010	+8.7%
Conversion Rate (Units Offered for Sale vs. Units Sold) Nine Months 2011	49%
Conversion Rate (Units Offered for Sale vs. Units Sold) Nine Months 2010	51%
Change in Buy/Sell Fee Revenues vs. First Nine Months 2010	+2.8%

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

Operating Results of the Parent Company

The parent company incurs expenses at the corporate level in addition to those incurred at our auto auction operations. In the nine month period ended September 30, 2011, compensation for our executives was about $30,000 per month and our option and warrant expense averaged about $5,500 per month.  Salary expense was larger in the period primarily due to bonuses for our executives, including amounts paid to the Company’s CEO under the terms of his employment agreement which became effective January 1, 2011, approved by the Company’s independent compensation committee and ratified by its independent directors. For the same nine-month period the Parent Company incurred a net ordinary loss of approximately $614,000 before booking Intercompany Charges of $225,000 as Management Fee Income from its Augusta operating unit, resulting in a net loss of approximately $389,000 for the period. Other corporate G&A expenses accounted for approximately $308,000 in the first nine months of 2011, and included a charge for legal and accounting fees of approximately $156,000, office rental costs of approximately $4,000, and other traditional expenses for travel, convention expenses, equipment lease/rental, postage and shipping, printing and office supplies, insurance, telephone, light heat power, etc.

 Consolidated Operations

The Company's consolidated 2011 nine months net loss of about $230,000 compares to a consolidated net profit in the same period of 2010 of about $109,000. The periodic gain in 2010 was principally due to a favorable outcome for the Company from the litigations between the Company and the sellers of the Chattanooga auction, which operations were discontinued effective August 31, 2010, and a net income from discontinued operations at Chattanooga of about $103,000. Of this consolidated nine months 2011 net loss, about $629,000 represented employee compensation at all units versus about $628,000 in the same period of 2010; about $62,000 represented expenses for amortization and depreciation versus about $73,000 in 2010, and, about $14,000 represented interest expenses in 2011 versus about $10,000 in the corresponding period in 2010. The Company’s nine month 2011 G&A expenses included a charge of about $32,000 in non-cash operating expenses for options and warrants issued under the Company’s 2007 Stock Incentive Plan as the ratable expense for the period resulting from options and warrants issued in 2006, 2007, 2008, and 2009 but not yet fully vested or exercised versus about $50,000 in the same period of 2010.

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

The following table represents the consolidated EBITDA results for the Company during the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, (Unaudited)
	2011	2010
Net income (loss)	$(74,194)	$11,556
Add back:
Income taxes	-	-
Interest expense, net of interest income	1,295	2,111
Depreciation and amortization*	30,558	41,314

EBITDA	$(42,341)	$54,981

*  In addition to the expenses during the third quarter for depreciation and amortization of $20,034 and $24,754 in 2011 and 2010, respectively, we accrued for the issuance of stock options and warrants $10,524 in Q3 of 2011 and $16,560 in Q3 2010, which is included with depreciation and amortization above.

The following table represents the consolidated EBITDA results for the Company for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, (Unaudited)
	2011	2010
Net income (loss)	$(230,361)	$108,646
Add back:
Income taxes	-	-
Interest expense, net of interest income	13,576	10,065
Depreciation and amortization*	93,771	122,227

EBITDA	$(123,014)	$240,938

*In addition to depreciation and amortization expense of $62,199 and $72,547 for the first nine months of 2011 and 2010, respectively, we accrued for the issuance of stock options and warrants $31,572 in 2011 and $49,680 in 2010, which is included with depreciation and amortization as indicated above.

 Liquidity and Capital Resources

The Company’s liquidity in 2010 was provided by management fee revenues assessed to the Company's Augusta Auto Auction operations and by personal financial support from the Company’s CEO. The Company’s liquidity during the first nine months of 2011 was provided by management fee revenues assessed to the Augusta operations and again by personal financial support from the Company’s CEO.

During the first nine months of 2011, the cash flow from our Augusta operation was sufficient to support those operations, but was not sufficient to also support the Parent Company’s operations on a consolidated basis. Our operations in the third quarter of 2011 did not provide sufficient cash flow to cover our corporate activity on an ongoing basis, essentially our executive officers, administrative overhead, and overhead that includes the cost of lawyers and accountants required to be publicly held.  Following the discontinuation of its remaining auction operations in July, 2012, the Company will no longer have the income from its operating subsidiary as a source of revenue to meet its expenses. As a result of those deficiencies and the loss of its revenue-producing operations, the Company will have to institute or acquire additional operations with revenues sufficient to cover the costs of overheads. (See Part II. Item 5 -  “Other Information”)

The auction operations’ liquidity in 2010 was supplemented by a $300,000 line of credit in Augusta with Wachovia Bank, N.A. and to a lesser degree from a $2,000,000 line of credit at Chattanooga from Alexis Jacobs, the seller of the Chattanooga auction acting as a private funding source, through August 31, 2010, when the Company discontinued operations at that location.   Those lines of credit were used to cover instances in which payments to dealers selling vehicles through the auctions exceeded collected payments for those vehicles, and also to augment any other cash needs of those auctions in the normal course of business, including allowing the auctions to meet their obligations to creditors and the parent Company. However; in January of 2011, the Augusta auction’s line of credit was discontinued on short notice by Wells Fargo Bank after it acquired Wachovia Bank, which had provided the $300,000 line of credit to the company since July 2007 in a relationship that had been exemplary.

Since 2007 and continuing until February 1, 2011, the Company maintained a certificate of deposit with the Wachovia Bank of just over $150,000, partially guaranteeing that $300,000 line of credit for use at the Augusta auction.  Following the abrupt discontinuation of the Augusta auction’s credit line in January of 2011, the Company used the funds associated with that CD and other cash to pay off its obligations to the bank’s new Wells Fargo owners.  Subsequently, the Company’s CEO found it necessary to seek various forms of emergency short-term financing to offset the lost line of credit.  With some successes in that area, coupled with his own personal financial support of the Company and outside loans that he personally guaranteed, he was successful in bringing the auction to a posture of being self-sufficient without a commercial line of credit.

Prior to discontinuation of those lines of credit, the bank and the private funding source charged an interest rate on the line of credit equal to prime plus 1.5% on the outstanding daily balance, if any, and the greater of (i) the sum of the one month London interbank offered rate (Libor) as published in the Wall Street Journal (or such other publication or reference reasonably selected by the Lender if no longer published in the Wall Street Journal) plus 500 basis points, or (ii) 6.0% percent per annum, respectively.  The Augusta line of credit was secured by all of the Company’s deposits at the bank, and the Chattanooga line of credit was secured by the assets of the Chattanooga auction, both credit lines being guaranteed by the Company and personally guaranteed by Mr. Sample.  (See Part II. Item 5 – “Other Information”)

We look for our operations to provide the cash flow and cash return on our investment.  As of September 30, 2011, the Company had a negative consolidated cash flow of about $9,000 for the year to date.  This resulted from a positive net cash flow of approximately $260,000 provided by operating activities, which was offset by a negative net cash flow used in investing activities of about $1,000 from purchase of equipment, and by a negative net cash flow used by financing activities of about $268,000 resulting from about $11,000 in cash overdrafts, about $16,000 in capital lease payments, and $263,000 used to pay off the Augusta auction’s line of credit.   The cash flow statement for the nine months ended September 30, 2011, reflected cash overdrafts of $10,769, although the Company never experienced actual overdrafts. This is an example of the impact of virtual checks on the Company’s cash reporting as described above.

As a result, the $260,306 net cash flow provided by operating activities was offset by the $1,278 cash flow used in investing activities and the $268,241 cash flow used in financing activities, for a net decrease in cash of $9,213 for the period ended September 30, 2011.

Cash Balances vs. Overdraft

Our auction operating software accounts for checks made as payments to sellers when written, even though they may not actually be issued to the seller, since the sellers are only paid when they actually present to the auction a title representing ownership in any unit sold.  Additionally, the auction’s rules require that it cannot deposit the buyer’s funds until we provide him with the title representing ownership of the vehicle purchased.  The auction’s operating software systems, however, creates a check or “virtual” check immediately following sale of the unit, whether or not the title has been presented.  Hence, the operating and thus, financial, systems reflect that we have issued a large number of checks to sellers when, in fact, they have on been “virtually” issued but not “physically” issued, resulting in the appearance that funds have been paid to sellers when in fact they have not yet been released.  In those instances where the title has not yet been presented, and where the system indicates that a virtual payment has been made to the seller, the auction is also not allowed to deposit the purchase payment funds from the buyers of those units, thus making it appear as if our CAR (checking) account is overdrafted – when in truth and in fact it is not.  Thus, we actually have a cash balance in the CAR account, generally quite significantly so, while the system shows as a virtual concept that the account is overdrafted.  The software system used by the auction is provided by Auction Software, Inc. (ASI), is in use by nearly 100 independent auctions, is the most common independent auction operating system in use in the United States, and is in the opinion of the auction the best software available for its use at this time.  One must therefore review the balance sheet to see the number of ASI payables and ASI receivables AND look at the cash in the account to determine the actual status, a common practice in this type of industry.  The actual overdraft account as depicted in the Company’s financial reporting is reviewed by the Company’s auditors to reflect outstanding checks to the Car Account and insure accurate reporting.  The cash flow statement for the nine months ended September 30, 2011, reflected cash overdrafts of $10,769, although the Company never experienced actual overdrafts. This is an example of the impact of virtual checks on the Company’s cash reporting as described above.

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

During the third quarter of 2011, the Company did not make changes in its internal control.

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