Form 10-K
period 2011-12-31
Acacia Diversified Holdings, Inc.
filed 2013-02-22
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)  Yes ☐ No ☒ and, (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒     No ☐

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K.     Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☐

Issuer’s revenues for its most recent fiscal year.   $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $590,731 as of June 11, 2012, based on a value of $0.10 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,562,524 as of February 21, 2013

PART I

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

Initial Restructuring of the Company by Mr. Sample

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

Immediately following the approval of these amendments, the Company adopted a stock option plan, which was ratified by the Company’s stockholders in November 2007, reserving 1,000,000 shares thereunder.  In February 2007, pursuant to such plan, the directors granted 500,000 shares of its common stock to Mr. Tony Moorby, who was at that time the Company’s president, as well as 15,000 total shares to two other then-officers.  With these grants, the exercise of warrants to purchase 250,000 shares of common stock, the exchange of the preferred stock issued to a creditor in Gibbs’ bankruptcy proceeding for 100,000 shares of common stock, and the payment of 10,000 shares of common stock to a consultant, there were 11,997,524 shares of common stock issued and outstanding on March 31, 2008.  In subsequent actions resulting from the terms of the Settlement Agreement relating to certain litigation between Mr. Moorby, the Company and others, the Company cancelled the 65,000 Common stock purchase options previously issued to Mr. Moorby during his tenure as an officer and director of the Company, and as a further requirement of that Settlement Agreement Mr. Moorby was also required to return to the Company for cancellation the 500,000 shares of Common stock issued to him in 2007.  In the same settlement agreement, the Company also cancelled 190,000 Common stock purchase options issued to former director and officer David Bynum.  Messrs. Moorby and Mr. Bynum were also required by the terms of that Settlement Agreement to return 17,000 shares and 25,000 shares, respectively, of the Company’s common stock to the Company’s CEO, Mr. Sample, who had personally gifted those shares to Messrs. Moorby and Bynum and their respectively family members.  (See Part I, Item 3 – “Legal Proceedings”)

Business of the Company

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

The Company considers its automobile auction operations as indicative of the basis of services rendered by the Company.  The Company will have to raise cash to acquire additional automobile auctions, possibly through the sale of common stock.

On July 10, 2007, the Company completed the acquisition of all of the assets of Augusta Auto Auction, Inc., which had conducted its business under the name Augusta Auto Auction and previously as Hilltop Auto Auction.  The Company issued 500,000 shares of its common stock and a warrant to purchase 50,000 additional shares to its three owners in exchange for the assets and business of the auction. The warrant has a term of five years and an exercise price of $1.00 per share.  In addition, the Company issued to two of those individuals separate warrants to purchase 75,000 shares of common stock each as consideration for entering into a non-compete agreement with the Company. Of the 75,000 warrants issued to each of those individuals for non-compete agreements, they were given the right to purchase 25,000 shares of Common stock each at $1.00, $2.00 and $4.00 respectively for an average aggregate price of $2.33 per share within five years of issuance.  Those warrants have now expired.

On December 26, 2009, the Company completed the acquisition of certain assets of Chattanooga Auto Auction Limited Liability Company for cash consideration in the amount of $5,000.  Acacia Chattanooga Vehicle Auction, Inc., a subsidiary of Acacia Automotive, Inc., operated this auction from a leased facility in Chattanooga, Tennessee prior to disputes that arose between the Company and the seller of those assets in September of 2010.  The Company accounted for those operations as discontinued operations effective August 31, 2010, and first accounted for those as discontinued operations effective with its report on Form 10-Q for the period ended June 30, 2010.  (See Part II, Item 9B – “Other Information” and Part I, Item 3 – “Legal Proceedings”.)

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

In July, 2007, the Company caused to be formed Acacia Augusta Vehicle Auction, Inc., a South Carolina corporation and wholly owned subsidiary of the Company. (“AAVA”). AAVA was formed for the sole purposes of acquiring the assets of the Augusta Auto Auction, which it did in July of 2007, and operating the auction.

In subsequent events, the Company disposed of the assets and the business related to its Augusta auction on July 31, 2012.  (See Part II, Item 9B – “Other Information”).

Business of the Auctions

The Company’s auction operations primarily sold “whole car” vehicles for automotive dealers and commercial concerns, and to a lesser extent, salvage units. Whole car units are usually units in reasonable repair and operating condition, while salvage units are generally, but not always, inoperative and often have been damaged or devalued as a result of exposure to water, fire, collision, theft or otherwise. The Augusta Auction sells vehicles and equipment for automotive dealers, financial institutions, lease and rental companies, and under a contract with the United States Marshals Service. Dealers and other qualified buyers attend the weekly auctions and bid on offered units. The highest bidder owns the vehicle, subject to any limiting reserve prices established by the owner/seller of the unit(s). In most cases, the buyers and sellers of the units pick up and deliver them to the Auction property, but the Auction does provide transport services, generally for a fee.  The Company's Augusta auctions held Friday night auctions that were open to public bidders in addition to dealers, and occasionally held special sales at other times.

Auctions generate revenues from fees for services, including buyer fees, seller fees, transportation fees, title fees, draft and floor plan financing fees, reconditioning fees, and more. Augusta Auto Auction primarily relies upon the efforts of its management for sales and marketing, but anticipates adding additional personnel in the future to increase the scope of those operations. The auction primarily marketed its activities through its employees and commercial media.

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

The industry served by the Company is highly competitive across the entire United States and Canada. It is anticipated that any of our acquisition targets would potentially compete with a variety of knowledgeable and experienced companies. The main competitors the Company would expect to face throughout the United States are: (1) Manheim Auto Auctions: Manheim, a subsidiary of Cox Enterprises, operates more than 100 locations throughout the world, including whole car auto auctions and salvage or specialty auctions in the United States. Manheim owns several of the country’s largest auction facilities, and our management considers them to be very competitive and the leader in technological processes and Internet marketing capabilities. (2) ADESA Auto Auctions: ADESA, traded on the NYSE under the symbol KAR prior to being acquired by an investor group led by Kelso and Company in April of 2007 and thereby being taken private, is the second-largest auto auction company in North America with more than 60 whole car auctions and many salvage auctions. They operate automotive auctions in the United States and in Canada. KAR Auction Services, the parent of Adesa Auctions, went public again in December of 2009, marking the third time the auction entity has found itself in the public sector.  The company's stock trades on the New York Stock Exchange under the symbol KAR.  Acacia’s Management believes that ADESA’s technological processes and Internet marketing capabilities, while lagging those of Manheim, are nonetheless formidable. (3) Auction Broadcasting Company (ABC), Americas Auto Auctions, and other smaller firms operate multiple auction locations. While not nearly so large in their technological processes and Internet marketing capabilities as Manheim or ADESA, those auction companies have developed similar business models. (4) Independent auto auctions: There are hundreds of independent auto auctions operating in the United States.  Acacia actually sees these independent auctions as targets for future acquisitions, and enjoys a friendly relationship in most instances. (5) “Mobile” auctions: There are several companies that operate “mobile” auctions. Their plans primarily entail engaging larger dealerships to periodically host “on-site” auctions that utilize these companies’ auctioneering and administrative services. Management does not believe these smaller independent mobile auctions are a substantial threat to our operations and will not likely become so under their present or anticipated business models.

There are at least eleven auto auctions in operation in Georgia and six or more in South Carolina providing direct or indirect competition to the Company’s Augusta auction..  The two largest whole-car national automobile auction companies, Mannheim and ADESA, have a total of three such auctions in Georgia, all near Atlanta.  While ADESA does not have a whole car auction in South Carolina, Mannheim has one in Darlington. In addition to those auction operations, there are several other independent whole car auto auctions operating within that geography, some specializing in sales of damaged or “salvage” units, and perhaps one or more mobile auctions that will host on-site auctions at dealerships.

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

Employees

As of December 31, 2011, the Parent Company had two officers, being Steven L. Sample, its Chairman, President and Chief Executive Officer, and Patricia Ann Arnold, its Secretary.  Ms. Arnold serves in her capacity as a non-employee, while Mr. Sample serves as a full-time employee of the Company. The Parent Company had one other full time employee and one part-time employee in 2011.

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

The Company has incurred significant losses as a consolidated entity since July 2007, losses that have continued since that time through fiscal 2011. These continuing losses raise substantial doubt about our ability to continue as a going concern and our auditor's opinion with respect to our financial statements contain a going concern opinion. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Competition

The industry served by the Company is highly competitive across the entire United States and Canada. We currently or potentially compete with a variety of companies. Our first acquisition and only operations in 2011 services the Augusta, Georgia area. The Company would prefer that other early acquisitions, if any, would be in the eastern or central United States, but there is no assurance the Company will be able to adhere to that plan or to make any acquisitions at all.

Control

The Company is effectively controlled by its CEO and Chairman, Steven L. Sample, who currently owns 48.91% of the Company’s issued and outstanding common stock. Mr. Sample will initially retain effective control over the Company’s operations, including the election of a majority of its board of directors, the issuance of additional shares of equity securities, and other matters of corporate governance, and based upon the Company's current business plan, it is anticipated that Mr. Sample will continue to have effective but not necessarily ultimate control of the Company well into future, perhaps even after some subsequent private offerings or a public offering.

Management of Growth

The Company is continually seeking to identify and acquire additional auto auctions or other viable businesses. As a result, the Company must manage relationships with a growing number of third parties as it seeks to accommodate this goal. The Company's management, personnel, systems, procedures and controls may not be adequate to support the Company’s future operations. The Company's ability to manage its growth effectively will require it to continue to expand its operating and financial procedures and controls, to replace or upgrade its operational, financial and management information systems and to attract, train, motivate, manage and retain key employees. If the Company's executives are unable to manage growth effectively, the Company's business, results of operations and financial condition could be materially adversely affected. If successful in acquiring additional auto auctions, the Company expects to inherit a substantial portion of the staff necessary to operate the new entities. We may find that some of the personnel and management of any acquisition target(s) may not be suitable for continued employment, while other suitable candidates may elect to discontinue their employment or affiliation with the Company for various reasons. This can create a burden on the Company’s management as it seeks to fill key positions. Failure of the Company to do so in a timely manner can result in disruption of auction operations, loss of revenues, and a subsequent reduction in profits.

Risks Associated with Expansion

The Company commenced auction operations in the Augusta, Georgia area in 2007, and desires to expand into other locations and markets in the automotive or other diverse businesses.  To date, the Company does not have experience in developing services on a regional or national scale. There can be no assurance that the Company will be able to deploy successfully its services in these markets. There are certain risks inherent in doing business in several diverse markets, such as; unexpected changes in regulatory requirements, potentially adverse tax consequences, local restrictions, controls relating to inter-company communications and technology, difficulties in staffing and managing distant operations, fluctuations in manpower availability, effects of local competition, weather and climactic trends, and customer preferences, any of which could have a material adverse effect on the success of the Company's operations and, consequently, on the Company's business, results of operations, and financial condition.

Product and Service Offerings

The Company is primarily a service business.  It is important to our future success to expand the breadth and depth of our service offerings to stay abreast of the competition and to enhance our potentials for growth of revenues and profits. Expansion of our service categories and service offerings in this manner will require significant additional expenditures and could strain our management, financial and operational resources. For example, we may find it prudent to build, outfit, and operate a body and paint shop at an auction facility that does not presently have one. We cannot be certain that we will be able to do so in a cost-effective or timely manner or that we will be able to offer certain services in demand by our customers, or to do so in a quality manner. Furthermore, any new service offering that is not favorably received by the Company’s clients could damage our reputation. The lack of market acceptance of new services or our inability to generate satisfactory revenues from expanded service offerings to offset their costs could harm our business. If we do not successfully expand our sales and service operations, our revenues may fall below expectations.  If we do not successfully expand our operations on an ongoing basis to accommodate increases in demand, we will not be able to fulfill our customers’ needs in a timely manner, which would harm our business. Most of our service operations are anticipated to be handled at our facilities, but some services may be performed at offsite locations or by approved vendors or contractors. Any future expansion may cause disruptions in our business and may be insufficient to meet our ongoing requirements.  The Company may also move into other diverse businesses such as manufacturing, marketing, or otherwise, and is not limited to considering only service business offerings.

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

Risks of Low Priced Stocks

Although the Company is currently a public company, its trading is limited to the OTC Pink Sheets.  The Company’s shares were traded on the NASDAQ exchange as Gibbs Construction prior to that entity’s financial difficulties, after which it was moved to the OTC Pink Sheets. A trading market for the Company's common stock could develop further, but there can be no assurance that it will do so. The Securities and Exchange Commission (the “SEC” or “Commission”) has adopted regulations which define a “penny stock” to be any equity security, such as those being offered by the Company herein, that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock by a retail customer, of a disclosure schedule prepared by the Securities and Exchange commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker/dealer and the registered representative and current quotations for the securities. Accordingly, market makers may be less inclined to participate in marketing the Company’s securities, which may have an adverse impact upon the liquidity of the Company’s securities.  The Company would wish to attempt to return to the NASDAQ Exchange upon success in achieving the requirements to do so, which include minimal capitalization and other benchmarks.

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

Accordingly, we made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of these errors, and relabeled certain financial information as “Not Reviewed” where applicable.  We further submitted additional information updating the changes to the acquisition documents relating to the Chattanooga auction.

On October 19, 2012 the Company filed with the Securities and Exchange Commission its response to the Comment Letter, the amendment on Form 10-K/A for the period ended December 31, 2009, the amendment on Form 10-Q/A for the period ended September 30, 2009, the amendment on Form 10-Q/A for the period ended March 31, 2010, and the amendment to Form 8-K/A for events first reported on September 16, 2009 in connection with the prior presentment of our financial statements, management's discussion and analysis thereof, controls and procedures and information presented on Forms 8-K.

Management does not consider any of the previously reported financial information to have contained material deficiencies.  As such, those amendments did not reflect any material changes to the financial statements of the Company, but were changed to properly reflect information related to financial reporting and discussions within those reports.

Item 2.    Description of Properties

Throughout 2011, the Company operated an auto auction in North Augusta, South Carolina.  In July 2008, the Company renewed a twelve-month lease on the location where the Augusta Auto Auction has operated for several years.  The lease term can be further extended and currently has a monthly lease rate of $2,975.  The facility consists of approximately five acres, houses two administrative buildings and a two-lane auction arena, and provides parking for several hundred vehicles.  The compound is fenced and protected by an electrified security fence system as well as security systems in its buildings and auction arena.  In addition to the main auction facility, the registrant also leases property that is used for additional vehicle storage (both indoor and outdoor) and customer parking for approximately 400 additional customer vehicles on sale days.  The indoor storage areas and part of the outdoor storage areas are protected by an electrified security fence system as well as security systems in both areas.  This property is located directly across the street from the main auction facility and is leased on a month-to month basis for approximately $1283 per month. The Company also maintains administrative space in Ocala, Florida, at a cost of approximately $621 per month, which it may cancel at any time.  These lease expenses of the Company amounted to $51,100 per year in 2011 and 2010.

Item 3.    Legal Proceedings

The Company acquired its second auto auction in December 2009, located in Chattanooga, Tennessee.  Following disputes with the seller of those operations and certain related parties, the Company discontinued operations at that location effective August 31, 2010, after which the Company and its CEO, the Seller of the Chattanooga auction, and its related parties entered into litigation. The ongoing litigation between the parties was concluded in a Settlement Agreement and Release on February 28, 2012 (the “Settlement Agreement”). Accordingly, the Company considered those as discontinued operations effective August 31, 2010, as first reported in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.  These events were further reported in the Company’s Current Report on Form 8-K filed on November 19, 2012, its Amended Annual Report on Form 10-K /A for the period ended December 31, 2009, and its Annual Report on Form 10-K for the period ended December 31, 2010, which described those events in detail, and which reports are incorporated herein by reference.  All the parties to the Settlement Agreement agreed to a mutual non-disparagement agreement and release from any liabilities or future litigations seeking damages therefor.  The Settlement Agreement did not constitute an admission by the Company, its CEO, or any other party of any liability or violation of law. (See Part I, Item 3 – “Legal Proceedings”, and Part II, Item 9B – “Other Information”)

Item 4.    Submission of Matters to a Vote of Security Holders

On July 26, 2012, a majority of the shareholders of the Company representing more than 67% of the votes thereof entered into a series of Written Consent Resolutions in Lieu of a Special Meeting of Shareholders. These included:  (i) the shareholders of the Company voted to change the name of the Company to Acacia Diversified Holdings, Inc., which name became effective on October 18, 2012; (ii) the shareholders of the Company authorized and approved the sale of certain assets of the Company's Augusta Vehicle Auction, Inc. to Southern Vehicle Auctions, Inc.; (iii) the shareholders of the Company approved an amendment to the Company's Articles of Incorporation as to conform with the newly enacted Texas Business Organizations Code; (iv) the shareholders of the Company voted to authorize to update and extend the Company's Acacia Automotive, Inc. 2007 Stock Incentive Plan and to rename it the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan; (v) the shareholders of the Company voted in favor of extending the employment contract of the Company's CEO for an additional two years; and finally, (vi) the shareholders of the Company authorized the Secretary of the Company to take those steps reasonably necessary for effectuating the foregoing resolutions.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our stock has been thinly traded during the past five fiscal years.  Moreover, we do not believe that any institutional or other large scale trading of our stock has occurred, or will in fact occur in the near future.  We are presently traded on the Over the Counter Pink Sheets under the ticker symbol ACCA.  There are currently five market makers who seek to create a market for our stock. The following table sets forth information as reported by the National Association of Securities Dealers Composite Feed or Other Qualified Interdealer Quotation Medium for the high and low bid and ask prices for each of the twelve quarters ending December 31, 2011. The following prices reflect inter-dealer prices without retail markup, markdown or commissions and may not reflect actual transactions.

	Closing Bid		Closing Ask
	High	Low	High	Low
Quarters ending in 2009
March 31	$0.15	$0.15	$.50	$0.50
June 30	0.15	0.05	.85	0.16
September 30	0.10	0.01	2.00	0.10
December 31	$0.15	$0.0003	$0.51	$0.10
Quarters ending in 2010
March 31	$0.60	$0.0022	$2.00	$0.10
June 30	0.13	0.05	0.99	0.90
September 30	0.21	0.12	0.90	0.90
December 31	$0.21	$0.20	$0.90	$0.60
Quarters ending in 2011
March 31	$0.21	$0.01	$.60	$0.60
June 30	0.10	0.02	6.00	0.599
September 30	0.08	0.032	6.00	0.55
December 31	$0.11	$0.0093	$3.90	$1.98

As of December 31, 2012 the Company had 128 stockholders of record. The Company believes that it may also have as many as 200 or more additional beneficial shareholders.  The number of both shareholders of record and beneficial shareholders may change on a daily basis and without the Company’s immediate knowledge.

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

At its meeting of directors on February 1, 2007, the Company’s board of directors approved the Acacia Automotive, Inc. 2007 Stock Incentive Plan1 (the “Plan”), which was approved by our stockholders on November 2, 2007, reserving 1,000,000 shares to be issued thereunder in the form of common stock or common stock purchase options.  Warrants, which may be included as equity compensation, are not a component of the Plan. In resolutions since the implementation of the Plan, the directors granted restricted stock, warrants, and options for compensation summarized as follows as of December 31, 2011, including new shares added to the Plan effective as through January 1, 2011:

SUMMARY OF EQUITY COMPENSATION PLANS

Plan Description	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants3	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance
Initial Number of Shares and Options Available for Issue Under Plan 1, 3	-	-	1,000,000
Equity Plans Not Approved by Shareholders2	1,425,000	$2.33	1,000,000
Equity Compensation Approved by Security Holders through 12-31-20113	735,000	0.43	2,172,200
Options Forfeited by Former Holders3	(255,000)	0.43	2,427,200
Options Outstanding as of December 31, 2011	480,000	0.43	2,427,200
Warrants Outstanding as of December 31, 2011	1,425,000	2.33	2,427,200
Total Options and Warrants Above as of December 31, 2011	1,905,000	$1.85	2,427,200

1  The Company’s Stock Incentive Plan started with 1,000,000 shares available for issuance, and provides for the number of shares or options available for issue under the Plan to be increased each year.  After first deducting for the number of shares or options issued under the plan each year, the number available is then increased on the first day of each calendar year in an amount equal to 4% of the issued and outstanding common shares as of December 31st immediately preceding the date of such increase, but in no event more than 1,000.000 shares per calendar year. The number of shares by which the Plan increased on January 1, 2011 and 2012 was 462,500 and 462,500 shares, respectively, after adjusting to account for the return of certain shares of the Company’s common stock and the cancellation of certain options to two former directors and officers of the Company (see footnote 3 below).  The number of shares by which the Plan is now considered to have been increased on January 1st in each of the four years from 2008 through 2011 is 478,900, 482,500, 483,300, and 462,500, respectively.

2 Reflects (i) 475,000 warrants issued on May 29, 2007, at a strike price of $1.00 per share for a term of 10 years and which vested immediately in exchange for conversion of 475,000 shares of preferred stock of the Company for 475,000 shares of its common stock; and (ii) 950,000 warrants issued on the same date with the following conditions: 316,666 warrants issued at a strike price of $2.00 per share and exercisable after January 1, 2008, 316,667 warrants issued at a strike price of $3.00 per share and exercisable after January 1, 2009, and 316,667 warrants issued at a strike price of $4.00 per share and exercisable after January 1, 2010, but all of those 950,000 warrants were later considered to have lapsed due to ambiguous language at issuance. The Company issued the same amount of new warrants on December 30, 2010, which vested immediately with a term of six years and a strike price the same as when originally issued.

3   In subsequent events occurring on February 28, 2012, two former directors of the Company were required to forfeit 255,000 options under the terms of the Settlement Agreement to litigations between those directors and the Company. Former director Tony Moorby was required by the terms of the Settlement Agreement to forfeit 65,000 common stock purchase options to the Company and former director David Bynum was similarly required by the terms of the Settlement Agreement to forfeit 190,000 common stock purchase options to the Company.  Those 255,000 forfeited options are now considered non-existent and are not allocated against the total options available under the Company’s Acacia Automotive, Inc. 2007 Stock Incentive Plan or its Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan.

These totals do not include 500,000 shares of restricted common stock issued to Tony Moorby in 2007 upon joining the Company as a director and its President. In those same events occurring on February 28, 2012 and pursuant to the terms of the settlement of litigations between Moorby and the Company, Mr. Moorby was required to forfeit and return to the Company those 500,000 shares of common stock.  Those 500,000 forfeited shares have been considered as returned to the Company’s treasury effective December 31, 2010, are now considered non-existent, and are not allocated against the total options or shares available under the Company’s Acacia Automotive, Inc. 2007 Stock Incentive Plan or its Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan.

In related events, the Company issued in December, 2009, 10,000 shares each of restricted common stock to Alexis Ann Jacobs and Keith Whann, the principals and former owners of the Chattanooga Auction.  Those shares were issued for services and not issued for compensation under the Plan. The issuance of those shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof as a transaction not involving a public offering.  While the Company’s transfer agent recorded the transfer of those shares, the recipients of those issuances claimed they never received the shares. In accordance with the February 28, 2012 Settlement Agreement and Release to litigations between Jacobs, Whann and the Company, Ms. Jacobs and Mr. Whann executed documents necessary to cancel those shares, which were subsequently considered as returned to the Company’s treasury effective December 31, 2010, together with Mr. Moorby’s shares as detailed above.  The extinguishment of those shares affect the calculation of new Plan shares since 2010, these cancellations having that effect on new Plan shares calculated beginning with January 1, 2011, as based on the total issued and outstanding shares of the Company as of December 31, 2010.

The following table sets forth the common stock returned to the Company by Mr. Moorby, Ms. Jacobs, and Mr. Whann in those transactions following the settlement of litigations February 28, 2012, each being considered as returned to the Company’s treasury effective as of December 31, 2010.  (See Part I, Item 3 – “Legal Proceedings” and Part II, Item 9B – “Other Information”)

Shares Returned to the Company’s Treasury Following Settlement of Litigations

	Common Stock
	Shares	Par Value
Lawsuit settlement 2/28/2012	(520,000)	$(520)

There were no new shares, options, or warrants issued in 2011.

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

Executive Overview

With the acquisition of the Augusta Auto Auction on July 10, 2007, the Company commenced operations at that location and conducted its first weekly auction under the Company's ownership and management on July 11th of that year.  The Company's Augusta auction sells vehicles and equipment for automotive dealers and commercial accounts, as well as for the United States Marshals Service.  The Company sold the business and related assets of the Augusta auction operation on July 31, 2012, and had accounted for those as discontinued operations herein.

The Company acquired its second auto auction in December, 2009, located in Chattanooga, Tennessee.  Following disputes with the seller of those operations and certain related parties, the Company discontinued operations at that location effective August 31, 2010, after which the Company and its CEO, the Seller of the Chattanooga auction, and its related parties entered into litigation. The ongoing litigation between the parties was settled on February 28, 2012.  Accordingly, the Company considered those as discontinued operations effective August 31, 2010, as first reported in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.  These events were further reported in the Company’s Current Report on Form 8-K filed on November 19, 2012, its Amended Annual Report on Form 10-K /A for the period ended December 31, 2009, and its Annual Report on Form 10-K for the period ended December 31, 2010, which described those events in detail, and which reports are incorporated herein by reference.  (See Part I, Item 3 – “Legal Proceedings”, and Part II, Item 9B – “Other Information”)

Discussion Regarding the Auto Auction Industry

Sales of used vehicles totaled 7.66 million units worth $73 billion in 2010, versus 8.42 million units worth $81 billion in 2010 at National Auto Auction Association (NAAA) member auctions in North America, according to the trade organization’s 15th annual survey. The survey found that the number of vehicles entering auctions in 2011 decreased by 2.8% to 13.7 million units from 14.1 million units in 2010.  None of these figures include the more numerous auctions that are not members of the NAAA organization. Both the Company's auctions have been NAAA members at all times during their ownership by the Company.

In 2011, new car and light truck sales were up 9.6% to 12.6 million units versus 11.5 million in 2010.  U.S. used vehicle sales in 2011 accounted for 38.8 million units, up from 36.9 million in 2010, showing the second annual increase following four years of declines prior to 2010.

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

Discussion Regarding the Car Park (Vehicles in Operation or VIO)

Management is of the opinion that auto auctions are largely not susceptible to downturns in the broader economy of the United States because, in part, the industry is more dependent on the size of the U.S. “Car Park” (e.g., the number of vehicles in operation or "VIO") than it is upon manufacturing output, retail sales of motor vehicles, or other factors.  While this has historically proven true, the recent periods of recession and economic downturn caused measurable weakness in the overall auto auction industry, even though the Company's auction operations in Augusta reflected sharply higher sales and revenues.  The Company attributes this increase at its Augusta Auction to its management and implementation of proven practices after assuming control of its auctions.

The U.S. Car Park has changed little in recent years, accounting for 248.9 million units in 2009, 248.2 million units in 2010, and 248.9 million units in 2011, indicating the number of vehicles in operation has begun rebounding following the recession.

Consolidated Operating Results in 2011 and 2010

In 2011 our consolidated net loss increased to $455,000 from a loss of $216,000 in 2010, largely on a loss of $872,000 from continuing operations, being approximately $171,000 larger than in 2010 due primarily to a gain in 2010 of $170,000 from settlement of lawsuits. Our 2011 consolidated costs and expenses were similar to 2010.

The category Other Income (Expense) listed in the Company’s Consolidated Statements of Operations for the fiscal year ended 2011 resulted in a total other expense of approximately $12,500 for the Company.  This was comprised primarily of interest expense.  This category included a gain of $168,687 in 2010 for settlement of indebtedness and lawsuits associated with discontinuing operations at the Company’s Chattanooga location after August 31, 2010, and reflected no gain or expense for that item in 2011. Absent that settlement, Other Income and Expense for 2011 actually represented expense of approximately $11,000 higher than 2010.  (See Part I, Item 3 - “Legal Proceedings” and Part II, Item 9B – “Other Information”)

The combinations of the above incomes and expenses resulted in a net Total Other Expense to the Company of approximately $12,500 in 2011 and total Other Income to the Company of $170,500 in 2010.

As a result of the fact that the Company sold the business and related assets of its Acacia Augusta Vehicle Auction subsidiary on July 31, 2012, those operations will be considered as discontinued operations.

The following table sets forth certain information about year-over-year performance at the Augusta Auto Auction regarding the number of units offered, that is, the number of units brought to the auto auction, entered into the system and offered for sale, the number of units actually sold, and the conversion rate, that is, the number of units actually sold as a percentage of the number of units brought through the auction for sale, as well as changes in total revenues comparing 2011 and 2010:

Twelve Months
2011 Number Of Units Offered For Sale vs. 2010	+9.1%
2011 Number of Units Actually Sold vs. 2010	+4.8%
2011 Conversion Rate As A Percentage Of Unite Offered	51%
2010 Conversion Rate As a Percentage Of Units Offered	53%

Consolidated employee expense, which included the corporate expenses and the expenses at the auctions, decreased in 2011 principally as a result of the elimination of $102,800 in salary expense accruing to Mr. Tony Moorby, an ex-director and officer of the Company.  The elimination of this liability was a result of the Settlement Agreement relating to the litigation between the Company and its CEO on the one hand, and the Seller of the Chattanooga auto auction, its principals, and ex-Directors and officers of the Company Mr. Moorby and David Bynum, on the other hand.  (See Part I, Item 3 – “Legal Proceedings”, and Part II, Item 9B – “Other Information”)

In a meeting held on January 21, 2011 outside the presence of the Company’s CEO, the Company’s Compensation Committee, with the support of the majority of the full body of the independent members of the Company’s board of directors, voted to award an Employment Agreement to its CEO effective as of January 1, 2011, granting him an initial bonus at the time of execution as well as granting him a salary increase for the first time in his five years of service as a director and officer of the Company.  The Chairman of the Compensation Committee of the Company’s board of directors chaired that meeting, and subsequently recognized to the CEO that the Compensation Committee and the majority of the Company’s independent members of its Board of Directors recognized that the CEO had, in addition to providing management and industry expertise, continually provided substantial financial assistance to the Company by way of personal loans, personal loan guarantees, and the indemnification of sources of finance, together with his willingness to accept substantial deferrals of his personal compensation over the years, as well as other service to the Company. That Employment Agreement provided for further salary increases of $10,000 per year after 2011 and annual bonuses as a percentage of his salary and which may be increased in any year by the board of directors for favorable performance or other factors.  To continue assisting with the Company’s liquidity, Mr. Sample again agreed to defer his 2011 salary and bonus compensations, and at December 31, 2011, the Company owed Mr. Sample accrued compensation of $358,510, representing salary and bonus from 2010 and 2011, which remained unpaid as of that date.

Consolidated general and administrative expense increased to $381,000 in 2011 from $367,000 in 2010 reflecting increased costs associated with discontinued operations at Chattanooga.

Depreciation and amortization costs remained level, with future depreciation and amortization costs expected to remain under $17,000 per year.

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

A given auction will generate large receivables and payables, only part of which are revenues and expenses, representing receivables from purchasers of vehicles and payables to those selling vehicles. Settling these transactions, not only the cash transfers between buyers and sellers but administrative tasks such as title clearance on vehicles, typically takes only a few days after an auction. Frequently, when we hold an auction on or near the end of a quarter, those unsettled receivables and payables may appear inordinately large relative to revenues, particularly since these receivables and payables reflect not only our fees but the sales price of the vehicles, and may distort the ratio of receivables or payables to revenues, causing them to appear exceptionally large.

We must have readily available funds to facilitate these transactions. Accordingly, we obtained a $300,000 line of credit with Wells Fargo Bank (Wachovia Bank, N.A. prior to its acquisition by Wells Fargo) for use by our Augusta Auction, secured by the Company’s deposits at the bank and guaranteed by the Company’s CEO.  Additionally, since 2007 and until January 31, 2011, the Company maintained a certificate of deposit with the Wachovia Bank of just over $150,000, partially guaranteeing its $300,000 line of credit for use at the Augusta auction.   Financing at the Augusta unit had been satisfactory prior to January 31, 2011, and as such, liquidity there had been sufficient to maintain the auction’s operations.  Following Wells Fargo’s acquisition of Wachovia Bank, that bank did not find the Company to be an acceptable lending risk under its diverse underwriting guidelines. As a result, Wells Fargo terminated its line of credit with the Augusta Auction, leaving the auction with minimal sources of liquidity.

Following those events, the Company’s CEO personally arranged for and guaranteed various interventional financing for the Company to accommodate the auction’s needs, including direct injections of capital, loans from his immediate family and related parties, and further deferral of his salary and expenses.  As a result of those activities by the Company’s CEO, Mr. Sample, the auction’s financial posture was stabilized and it was able to continue its operations.  Over time, the Company increased its deposits as a direct and proximate result of the favorable cash flow of the auction operation.

The Company looks to its operations to provide cash flow and cash return on our investment.  However, the operating cash flow from our Augusta operation was not sufficient to support the Parent Company’s operations on a consolidated basis as of the close of the fiscal year 2011, requiring the intervention of the CEO as stated above.  Going forward, the Company expects to seek to reduce overhead and variable costs, increase cash flow from operations, and/or acquire additional operations sufficient to cover the costs of overheads in order to maintain a positive cash flow.

On November 6, 2011, the Company identified a potential candidate for sale of its Augusta auction, and entered into a non-binding Letter of Intent for that purpose.  That Letter of Intent was dependent upon the buyers finding success in obtaining financing and other factors.  Following protracted delays in the buyers finding suitable financing, a change in the structure of the buyer’s group, and changes in the original terms of the sale, the buyer’s group completed the purchase on July 31, 2012. Those operations are accounted for as discontinued in the Company’s Annual Report on Form 10-K for the period ending December 31, 2011.  Following the sale of those assets, the Company will have no operations or corresponding operating revenues.  As such, the Company will need to find new sources of revenues to support its expenses in order to continue as a going concern. (See Part II – Item 9B – “Other Information”)

The Company's cash in fiscal year 2011 was provided by management fee revenues assessed to the Company's Augusta Auto Auction operations and by personal financial support from the Company’s CEO.  In 2011,,the cash flow from our Augusta operation was sufficient to support those operations, but was not sufficient to also support the Parent Company’s operations on a consolidated basis. Our operations in 2011 did not provide sufficient cash flow to cover our corporate activity on an ongoing basis, essentially our executive officers, administrative overhead, and overhead that includes the cost of lawyers and accountants required to be publicly held.  Following the discontinuation of its remaining auction operations in July, 2012, the Company will no longer have the income from its operating subsidiary as a source of revenue to meet its expenses. As a result of those deficiencies and the loss of its revenue-producing operations, the Company will have to institute or acquire additional operations with revenues sufficient to cover the costs of overheads.

As of December 31, 2011, the Company had a negative consolidated cash flow of about $9,000 for the year.  This resulted from a positive net cash flow of approximately $33,000 provided by operating activities, which was offset by a negative net cash flow used in investing activities of about $1,000 and a negative net cash flow used in financing activities of about $41,000.

The positive cash flow of about $33,000 provided by operating activities had two components: (i) cash used in continuing activities of about $425,000; and, (ii) cash provided by discontinuing activities of about $458,000.

The negative net cash flow of about $1,000 used in investing activities reflected cash used in discontinuing activities.

The negative net cash flow of about $41,000 used in financing activities had two components: (i) cash used in continuing activities of about $18,000 resulting primarily from capital lease payments; and, (ii) cash used in discontinuing activities of about $23,000.

As a result, the $33,000 provided by operating activities was offset by the $1,000 used in investing activities and the additional $41,000 cash used in financing activities, for a net decrease in cash of about $9,000 for the period ended December 31, 2012. This net decrease in cash of $9,212 in 2011 compared to a decrease in cash of $10,823 for 2010.

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

The Company will require substantial infusions of working capital or a substantial increase in the cash generated from operations together with a managed cost structure to insure long-term liquidity.  The Company may be compelled to seek infusions of working capital in the form of equity or debt capital, the former being considered most beneficial to the Company.  Management, however, is of the opinion that equity capital is not presently a viable option, given the economic conditions the country has experienced since 2008.  There is no assurance the Company will be successful in obtaining infusions of capital to fuel its growth.  As such, the Company determined to concentrate on maximizing its opportunities at the auction level, and has experienced increased cash flow from operations because of such efforts. The Company’s corporate overhead is not large by industry standards, and management believes that such expense could ultimately be covered by revenues from operations of its units given current growth rates.

In subsequent events, the Company sold its Augusta auction business and the related assets on July 31, 2012, and had accounted for those as discontinued operations in the Annual Report on Form 10-K for the period ended December 31, 2011.  (See Part II – Item 9B – “Other information”)

Stock-Based Compensation

The Company accounts for stock options in accordance with FASB ASC 505, “Equity,” and FASB ASC 718, “Compensation—Stock Compensation.” Accordingly, stock compensation expense has been recognized in the statement of operations based on the grant date fair value of the options for the year ended December 31, 2011.

Under ASC 718 and 505, the fair value of options is estimated at the date of grant using a Black-Scholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. Volatility is determined using historical stock prices over a period consistent with the expected term of the option.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS No. 123(R)") to account for stock-based compensation under ASC 718 and ASC 605, Compensation-Stock Compensation. The Codification requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date. An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense in 2011 and 2010.  ASC 718 requires cash flows resulting from tax deductions from the exercise of stock options in excess of recognized compensation cost (excess tax benefits) to be classified as financing cash flows. This requirement had no impact on our consolidated statement of cash flows in 2011 and 2010, as no options were exercised. During the years ended December 31, 2011 and 2010, respectively, the Company issued no stock awards to employees.

The Company did not issue any stock options or warrants in 2011.

On December 23, 2010, the Company issued stock options to purchase 145,000 shares of the Company’s common stock for $.60 per share, with a life of ten (10) years in connection with the Board of Directors authorization. The aggregate value of these stock options was $73,064. These options generally vest over a four-year period.

2010
Estimated fair value	$0.55
Expected life (years)	4.3
Risk free interest rate	1.07%
Volatility	168%
Dividend yield	-

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

The fair values of options issued are being amortized over the respective vesting periods (primarily four years).  The amortized cost recognized for the years ended December 31, 2011 and 2010 were $62,396 and $62,396, respectively.  Future amortization of the fair value of options is as follows:

Year	Amount
2012	$48,053
2013	24,259
2014	1,700
$74,012

Stock Options

	2011		2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	480,000	$0.43	590,000	$0.39
Granted	-	-	145,000	0.60
Exercised	-	-	-	-
Forfeited or cancelled	-	-	(255,000)	(0.43)
Outstanding at end of year	480,000	0.43	480,000	0.43
Exercisable	407,500	$0.40	371,250	$0.38

Stock Warrants

The exercisable outstanding stock purchase warrants was 2,206,250 for the years ended December 31, 2011 and 2010 with a weighted average exercise price of $1.89.  The following summarizes the warrant activity.

	2011		2010
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at beginning of the year1	1,956,250	$2.13	1,956,250	$2.13
Granted	-	-	1,000,000	3.00
Exercised	-	-	-	-
Forfeited or cancelled	-	-	(1,000,000)	3.00
Warrants outstanding at end of year	1,956,250	2.13	1,956,250	2.13
Exercisable	1,956,250	$2.13	1,956,250	$2.13

Impairment of Long-Lived Assets and Goodwill

Goodwill represents the excess of cost over fair value of identifiable net assets of businesses acquired. Goodwill is tested for impairment annually in the second quarter, or more frequently as impairment indicators arise. The goodwill impairment test is a two-step test. Under the first step, the fair value of each reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.  These events may include changes in the manner in which we intend to use an asset or a decision to sell an asset.  The Company’s management believes that no impairment is deemed necessary at December 31, 2011.

Overall, our operations were close to self-funding in 2011 with a negative net cash flow of $9,212 for the year. The Company has accrued compensation of $358,510 owed to Mr. Steven Sample, the Company’s Chief Executive Officer. This deferral of salary and bonus is in large part pursuant to his employment agreement, but reflects an accommodation by Mr. Sample to assist the Company’s cash management through 2011 and with accommodations for periods thereafter.  The Company does not anticipate paying Mr. Sample in either preferred or common stock.

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

Discussion Regarding the Company’s Consolidated Operating Results

Liquidity and Need for Additional Capital

The Company is currently engaged in its plan of seeking to grow through acquisitions as well as through its efforts to structure and build.  To succeed in doing so, the Company will require additional capital, which the Company anticipates raising through sale of Common stock.

In January of 2011, the Company's liquidity was supplemented by a $300,000 line of credit with Wachovia Bank, N.A. at its North Augusta location.  Since July of 2007 that line of credit was used for general business purposes and to cover some instances in which payments to dealers selling vehicles through the auctions are advanced prior to collecting payments from buyers of those vehicles.  The Company held a certificate of deposit with Wachovia Bank of just over $150,000 guaranteeing its line of credit in North Augusta. The Company’s CEO also personally guaranteed that line of credit of the Company, which had always been handled in an exemplary fashion and resulted in no disputes.  However, in early January of 2011, following the acquisition of Wachovia Bank by Wells Fargo Bank in 2010, that bank indicated that its underwriting standards did not provide for clients similar to the Company, and it discontinued the Company’s line of credit at the Augusta auction on short notice.  On January 31, 2011, that $300,000 line of credit was terminated, and the Company utilized the proceeds of its certificate of deposit, coupled with its own cash, to pay off the line of credit and proceed forward without that same liquidity assistance.

The Company’s liquidity in 2011 was supplemented by the Company’s CEO, Mr. Sample, who loaned personal funds to the Company, personally borrowed capital to assist the Company, and arranged for loans from his family which required his personal guarantee on those transactions. To further assist the Company with liquidity, Mr. Sample allowed the Company to continue to defer his 2011 compensations, such that at December 31, 2011, the Company owed Mr. Sample accrued compensation of $358,510 from 2010 and 2011, which remained unpaid as of that date.

The Company did not attempt to secure capital through a private placement of its securities in 2011 or 2010.

The Company anticipates seeking additional capital through the sale of its equity securities, but has not yet determined the size, structure or timing of the contemplated offering, and no guarantees can be made that, should the Company endeavor to sell its equity securities, that it will be able to find willing buyers for such securities. Moreover, as the Company contemplates selling its securities by way of an exemption from registration, there can be no guarantees that the Company will be able to identify suitable buyers to whom the Company may legally offer such securities.  The Company is planning for its operations to provide sufficient operating capital to fund the corporate overhead, but the implementation of the litigation proceedings in the fourth quarter of 2010 and the costs of those legal actions placed an increased burden on its cash.

The following table sets forth certain obligations for which the Company has contracted:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-Term Debt Obligations	$100,364	$39,000	$61,364	$-	$-
Capital Lease Obligations	35,288	26,404	8,884	-	-
Operating Lease Obligations*	51,100	51,100	-	-	-
Totals	$186,752	$116,504	$70,248	$-	$-

*  The Company’s operating lease at its Augusta operations and rental for its administrative space in Ocala are on a month-to-month basis, have amounted to $51,100 per year in 2011 and 2010, and have been reflected above as if on an annual basis for one future year.

Financing of Planned Expansions and Other Expenditures

The Company currently has no plans to arrange for financing of planned expansions or other expenditures, but may elect to raise capital through the sale of its securities at a future date.  There is no assurance the Company could be successful in doing so.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, for the reasons set forth below, not effective as of December 31, 2011.

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

During the fourth quarter of 2011, the Company did not make changes in its internal control.

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

Item 9B.  Other Information

The Company acquired its second auto auction in December 2009, located in Chattanooga, Tennessee.  Following disputes with the seller of those operations and certain related parties, the Company discontinued operations at that location effective August 31, 2010, after which the Company and its CEO, the Seller of the Chattanooga auction, and its related parties entered into litigation. The ongoing litigation between the parties was settled on February 28, 2012. Accordingly, the Company considered those as discontinued operations effective August 31, 2010, as first reported in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.  Those events were further reported in the Company’s Current Report on Form 8-K filed on November 19, 2012, its Amended Annual Report on Form 10-K /A for the period ended December 31, 2009, and its Annual Report on Form 10-K for the period ended December 31, 2010, which described those events in detail, and which reports are incorporated herein by reference. The Settlement Agreement did not constitute an admission by any party of any liability or violation of law. All the parties to the Settlement Agreement agreed to a mutual non-disparagement agreement and release from any liabilities or future litigations seeking damages therefor.   (See Part I, Item 3 – “Legal Proceedings”)

On July 26, 2012, a majority of the shareholders representing more than 67% of the shares of the Company entered into a series of Written Consent Resolutions in Lieu of a Special Meeting of Shareholders. These included:  (i) the shareholders of the Company voted to change the name of the Company to Acacia Diversified Holdings, Inc., which name became effective on October 18, 2012; (ii) the shareholders of the Company authorized and approved the sale of certain assets of the Company's Augusta Vehicle Auction, Inc. to Southern Vehicle Auctions, Inc.; (iii) the shareholders of the Company approved an amendment to the Company's Articles of Incorporation as to conform with the newly enacted Texas Business Organizations Code; (iv) the shareholders of the Company voted to authorize to update and extend the Company's Acacia Automotive, Inc. 2007 Stock Incentive Plan and to rename it the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan; (v) the shareholders of the Company voted in favor of extending the employment contract of the Company's CEO for an additional two years; and finally, (vi) the shareholders of the Company authorized the Secretary of the Company to take those steps reasonably necessary for effectuating those resolutions.

Each of the foregoing actions resulting from the Shareholders Resolution were first reported in their entirety on the Company’s Current Report on Form 8-K filed August 27, 2012, which included a true and accurate copy of each of the relevant supporting documents and agreements, all of which is incorporated herein by reference.

On November 6, 2011, the Company identified a potential candidate for sale of its Augusta auction, and entered into a non-binding Letter of Intent for that purpose.  That Letter of Intent was dependent upon the buyers finding success in obtaining financing and other factors.  Following protracted delays in the buyers finding suitable financing, a change in the structure of the buyer’s group, and changes in the original terms of the sale, the buyer’s group completed the purchase on July 31, 2012.  Those operations will be accounted for as discontinued in the Company’s Annual Report on Form 10-K for the period ending December 31, 2011.  Following the sale of those assets, the Company will have no operations or corresponding operating revenues.  As such, the Company will need to find new sources of revenues to support its expenses in order to continue as a going concern.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

The directors and executive officers of the Company, and their respective ages, as of December 31, 2011, and positions held with the Company, were as follows:

Name	Age	Position
Steven L. Sample	64	Director, Chairman of the Board, and Chief Executive Officer
Patricia Ann Arnold	55	Secretary

Steven L. Sample became a director and officer of the Company in August 2006 when he was named as a Director and Chief Executive Officer.  From January 2004 through December 2005, he served as Executive Director of Sales for ADESA Corporation, the second-largest automobile auctions conglomerate in North America, when he left ADESA to drafy the business plan for his Acacia concept.  From January 2002 through December 2003, he was the General Sales Manager of ADESA’s Ocala, Florida Auto Auction where he was credited for a loss-to-profit turnaround of approximately $1.75 million in the first ten months 2002, followed by continuing profitability in ensuing years. From September 1990 through December 2001, he was employed by Mid-America Auto Auction, an Anglo-American Auto Auction (Anglo-American later being acquired by ADT and renamed ADT Automotive Auctions), which was generally acquired by Manheim Auctions in 2000, with Mr. Sample serving as General Sales Manager and in other strategic capacities.   Mr. Sample was considered by many to be the most successful auction manager in the United States in the rent-a-car industry segment, winning numerous awards from such notables as Alamo Rent-A-Car, National Car Rental, AVIS/Budget Rental Group, Dollar-Thrifty Automotive Rental Group, and others.  Prior to that time, Mr. Sample managed a number of automotive dealerships in various capacities for the big three U.S. automakers and such notable imports as Lamborghini, Maserati, Volkswagen, AMG, and others.

Patricia Ann Arnold was named Secretary of the Company on February 1, 2007.  Since January of 2008 until January 2013, Ms. Arnold has served as Executive Assistant to the Managing Director, Executive Vice President of Operations and Executive Vice President of Development of Lend Lease (US) Public Partnerships LLC (f/k/a Actus Lend Lease). From 2002 through 2007, Ms. Arnold served as a Labor & Employment Paralegal with the law firm of Baker, Donelson, Bearman, Caldwell & Berkowitz; Litigation Paralegal with Stewart Estes and Donell from 1998 to 2002; and, Litigation Paralegal with Manier, Herod, Hollobaugh & Smith, in Nashville, Tennessee. Prior to the Nashville employment, Ms. Arnold was employed in similar positions with law firms in Louisville, Kentucky, since 1984.

Four other directors served during a portion of 2011 as follows:

Danny R. Gibbs was appointed to the Company's Board of Directors on February 1, 2007 and served until his resignation on September 29, 2011.  There was no disagreement with the Company that prompted Mr. Gibbs’ departure. Prior to that and commencing in 1984, Mr. Gibbs, a co-founder of Gibbs Construction, Inc. served as its President, General Manager, director, and Chief Financial Officer until November 2000 when the Company’s assets and liabilities were transferred to a receiver in bankruptcy.   From January 2000 through December 2003, Mr. Gibbs was a Senior Project Manager for Thacker Operating Company responsible for estimating costs of construction projects, managing and overseeing them.  Beginning in January 2004 he became the Senior Project Manager for Dimensional Construction, Inc..

Dr. James C. Hunter was appointed to the board of directors on February 1, 2007, and served until his resignation on September 28, 2011.  There was no disagreement with the Company that prompted Dr. Hunter’s departure.  In April 2008 he was named Chief Medical Officer for the Carolinas Medical Center in Charlotte, North Carolina, where he is responsible for physician credentialing and relations with oversight for all quality efforts. In 2005 and prior to April 2008, he was named Chief Medical Officer, Cape Fear Valley Health System in Fayetteville, North Carolina where he also had similar responsibilities. From 1998 to 2005 he was Senior Vice President of Medical Affairs and Chief Quality Officer of Munroe Regional Health System in Ocala, Florida where he had similar responsibilities. During that time, Dr. Hunter earned his MBA degree. From 1995 to 1998 he served as Director of Inpatient Clinical Affairs, Inpatient Internal Medicine, and Emergency Medicine for two healthcare organizations in Myrtle Beach, South Carolina. Prior to 1995 Dr. Hunter was an Emergency Physician.

V. Weldon Hewitt was appointed to the board of directors on February 1, 2007, and served until his resignation on September 29, 2011.  There was no disagreement with the Company that prompted Mr. Hewitt’s departure.  Since 1985 he has been the owner and Chief Executive Officer of Hewitt Marketing, Inc., which provides original equipment manufacture radios and other media devices and electronics, mobile cellular telephones, power-actuated equipment and accessories to many major vehicle manufacturers.  Prior to 1985, Mr. Hewitt founded and served as Chief Executive Officer of an original equipment manufacturer that attained as high as $20,000,000 in annual revenues providing audio systems for new luxury cars.

The Company’s Board of Directors named Frank Lawrence to serve as one its directors on November 3, 2007 and served until his resignation on September 30, 2011.  There was no disagreement with the Company that prompted Mr. Lawrence’s departure.  Mr. Lawrence was the previous majority owner of the automobile auction located in the Augusta, Georgia area that the Company acquired in July of 2007.  Mr. Lawrence is the owner and operator of Bobby Jones Ford-Lincoln-Mercury in Augusta, Georgia, a dealership he has owned since 1991, prior to which he successfully managed a number of wholesale and retail dealership operations. Sadly, Mr. Lawrence passed away in 2012 of natural causes.

Committees of the Board of Directors

As of December 31, 2011, there were no committees of the board of directors by virtue of the fact that Mr. Sample served as the sole director.  From October 19, 2010, through September 30, 2011, the following directors served in the capacities noted below.

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

Code of Ethics

Given that the Company only instituted operations in the last three and a half years, the Company has not adopted a Code of Ethics for the principal executive officer, principal financial officer, or principal accounting officer or controller.

Section 16(a) Beneficial Ownership Reporting Compliance.

There were no common stock options awarded in 2011.  On December 23, 2010, Messrs Gibbs, Hewitt, Hunter and Lawrence were awarded common stock options of 45,000, 30,000, 30,000, and 20,000, respectively, for their 2010 service as non-employee directors and for service on various Committees of the Board of Directors.  Those awards were reported on Forms 4 on June 28, 2011.  In subsequent events, Mr. Lawrence passed away in 2012, affecting the vesting of certain of his option privileges.

On February 1, 2007, Mr. Moorby was awarded 500,000 shares of the Common stock of the Company.  This transaction was reported on Form 3 on June 15, 2007.   This grant of common stock and various grants of common stock purchase options to Mr. Moorby were subsequently reported on Forms 4.  Similarly, Mr. Bynum had previously been awarded Common stock purchase options as reported on various Forms 3 and 4.  Mr. Moorby and Mr. Bynum ceased to be Directors of the Company following disputes that resulted in their resignations on September 17, 2010 and subsequent litigations by and between the Company and its CEO on the one hand, and the Seller of the Chattanooga auction assets, certain of its principals, Mr. Moorby, and Mr. Bynum on the other hand.  Those litigations were settled in February of 2012.

In subsequent actions resulting from the terms of that Settlement Agreement dated February 28, 2012, between the parties to the litigations, the Company cancelled 65,000 Common stock purchase options previously issued to Mr. Moorby during his tenure as an officer and director of the Company, and Mr. Moorby was also required to return to the Company for cancellation the 500,000 shares of common stock issued to him in 2007.  In the same Settlement Agreement to the litigations, the Company also cancelled 190,000 common stock purchase options issued to former director and officer David Bynum.  Those actions were accounted for in the 2010 financial reports of the Company. Messrs. Moorby and Mr. Bynum were also required by the terms of that settlement to return 17,000 shares and 25,000 shares, respectively, of the Company’s common stock to the Company’s CEO, Mr. Sample, who had personally gifted those shares to Messrs. Moorby and Bynum and their respectively family members.  (See Part I, Item 3 – “Legal Proceedings”)

Item 11.  Executive Compensation

The following table sets forth certain information concerning the compensation earned during the years ended December 31, 2011 and 2010 by the Company's Chief Executive Officer, for whom disclosure is required:

SUMMARY COMPENSATION TABLE

		Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Total
Steven Sample, CEO (1)	2011	$185,000	$183,222	$368,222
Steven Sample, CEO (1)	2010	150,000	237,306	387,306

(1)  Mr. Sample became CEO of the Company in 2006 and has continued to serve without interruption. The Company provided automobiles to Mr. Sample in 2011 and 2010, the value of which was less than $10,000 per year.

In 2011, the Company’s Compensation Committee took actions which were subsequently ratified by the independent members of the Company’s board of directors, who voted to initiate an Employment Agreement with Mr. Sample effective January 1, 2011, increasing his salary and providing him with an initial bonus and a series of annual bonuses over the next 5 years. Mr. Sample did not receive any salary increase or employment bonus compensation in 2006, 2007, 2008, 2009, or 2010.  On July 26, 2012, a majority of the shareholders representing more than 67% of the voting shares of the Company entered into a series of Written Consent Resolutions in Lieu of a Special Meeting of Shareholders. These included, among other actions, extending the employment contract of the Company's CEO for an additional two years.  The initial bonuses associated with engaging Mr. Sample in an employment agreement in 2011 and the extension thereof in 2012 reflected the Company’s desire to retain its CEO during periods in which his assistance with its liquidity were critical, including the loans he personally acquired for the Company or which he personally guaranteed for the Company. To continue assisting with the Company’s liquidity, Mr. Sample again agreed to defer his 2011 salary and employment bonus compensations, and at December 31, 2011, the Company owed Mr. Sample accrued compensation of $358,510, which remained unpaid as of that date.  The Company has not paid any compensation to Mr. Sample in the form of common or preferred stock, and there is currently no plan to do so.

Option Tables

The following table sets forth certain information concerning grants of options to purchase shares of common stock of the Company made during the last completed fiscal year to the executive officers named in the Summary Compensation Table.

EXECUTIVE STOCK OPTION GRANTS
(YEAR ENDED DECEMBER 31, 2011)

	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options Unexercisable	Weighted Average Per Share Exercise Price	Expiration Dates
None	-	-	-	-

No new options or warrants were issued in 2011.

The following table sets forth certain information concerning grants of options to purchase shares of common stock of the Company made prior to the last completed fiscal year to the executive officers named in the Summary Compensation Table.

EXECUTIVE STOCK OPTION GRANTS
(YEARS ENDED DECEMBER 31, 2010 AND EARLIER)

	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options Unexercisable	Weighted Average Per Share Exercise Price	Expiration Dates
Steven L. Sample1, 2	475,000	-	1.00	5/29/2017
	950,000	-	3.00	12/30/2016
Patricia Arnold	10,000	-	0.01	2/1/2017

1 475,000 common stock purchase warrants, and not common stock options, issued in 2007 for conversion of preferred stock and not issued as compensation.
2 950,000 common stock purchase warrants, and not common stock options, issued in 2010 for conversion of preferred stock in 2007 and considered to have expired in 2010, but a like amount issued in that same year, and not issued as compensation.

No new options or warrants were issued in 2011.

Director Compensation

Since February 1, 2007, directors of the Company have served without compensation except under the Acacia Automotive, Inc. 2007 Stock Incentive Plan adopted on that same date for which each non-employee director of the Company was granted an option to acquire an initial 10,000 shares of common stock and 15,000 additional options were granted upon election to a full term and annually thereafter. In 2010, each non-employee director was granted options to acquire 15,000 shares of common stock at an exercise price of $0.60 per share.  In addition, certain non-employee directors received 5,000 additional options for service on Committees of the Board of Directors and similar grants for service in chairing or acting as the expert for the various Committees. Each of those options are similarly exercisable for $0.60 per share, having all been granted on December 23, 2010.  In 2011 the Company discontinued its options grant program for directors until further notice, and issued no new options or warrants in that year.

The following table sets forth certain information regarding compensation for directors for the fiscal years ended December 31, 2011 and 2010:

	Dollar Amount Recognized for Financial Reporting Purposes
	2011	2010
Steven L. Sample (1)	$-	$-
Danny Gibbs (2)	6,300	6,300
James C. Hunter, MD (3)	4,200	4,200
V. Weldon Hewitt (2)	4,200	4,200
Frank Lawrence (4)	2,800	2,800
Total	$17,500	$17,500

Upon a change of control, all outstanding options granted to executive officers and directors vest.

(1)  Continues to serve as the Company’s sole director as of December 31, 2011
(2)  Served on the Company’s board of directors until September 29, 2011
(3)  Served on the Company’s board of directors until September 28, 2011
(4)  Served on the Company’s board of directors until September 30, 2011.  This figure of $2,800 is net of 12,300 unvested options held by Mr. Frank J. Lawrence, a former director of the Company, but which expired following his passing in 2012

Benefit Plans

As part of the reorganization proceeding of Gibbs Construction, Inc. in bankruptcy, prior to the change of control resulting in the emergence of Acacia Automotive, Inc., all stock option plans and warrants existing prior to change of name and change of control to Acacia’s management in 2006 were canceled.  At the board of directors meeting held on February 1, 2007, the Company adopted a new stock incentive plan.  Awards of options made after that date were in congruence with the Acacia Automotive, Inc. 2007 Stock Incentive Plan.  The Company provides health, disability, and life insurance plans for its employees, and provides certain additional benefits to its CEO as are consistent for persons serving in that capacity and as are set forth in his employment agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 31, 2011, the ownership of common stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the Company's common stock, (ii) each director of the Company, and (iii) all directors and officers as a group.  Except as otherwise indicated, each stockholder identified in the table possesses sole dispositive voting and investment power with respect to its or his shares.

Shares Owned
Name and Address of	Number of
Beneficial Owner	Shares	Percent
Steven L. Sample (1)	5,655,214	48.9%
Patricia Ann Arnold (2)	55,000	0.5%
Gwendolyn Sample (3)	937,000	8.0%
All directors and officers as a group (two persons)	5,710,214	49.4%

(1) Excludes 1,425,000 warrants held by Mr. Sample issued in exchange for converting all his shares of the Company’s preferred stock to common stock in 2007, and not for compensation.  (See Item 12 - “Change of Control”)

(2) Excludes options to purchase 10,000 shares of common stock at a weighted average exercise price of $0.01 per share.

(3) Excludes options to purchase 35,000 shares of common stock at a weighted average exercise price of $0.23 per share.

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

To fulfill its obligations under this agreement, the registrant’s board of directors recommended that its stockholders amend its corporate charter to effect a one for eight reverse stock split, to increase the number of authorized shares of common stock to 150,000,000 and to create and establish a series of preferred stock.  The distinguishing feature of the preferred stock was that each share had 50 votes, but if Mr. Sample or the other recipient transferred the shares to any other entity other than for estate planning purposes, the shares automatically converted on a share for share basis to common stock and, in any event, would automatically convert to common stock upon the death of either recipient. On May 29, 2007, Mr. Sample exchanged his preferred shares for an equal number of common shares of the Company and a number of warrants to purchase common shares.  There are no preferred shares issued or outstanding as of December 31, 2011, and no plans to issue any new preferred shares.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

With respect to certain transactions regarding the restructuring of the Company’s corporate charter and transactions with Mr. Sample, see Item 12. – “Change of Control”.

In 2006 the board of directors named Gwendolyn Sample as the Company’s assistant secretary and on February 1, 2007, granted her an option to acquire 5,000 shares of Common stock for $0.01 per share.  On November 6, 2009, the Company granted her options to purchase 20,000 shares for $0.10 per share, and on December 23, 2010, she was awarded options to acquire 10,000 additional shares at $0.60 per share.  Ms. Sample is the spouse of Steven L. Sample.  In addition, the board of directors awarded L. Palmer Sample, an IT and MIS professional, 10,000 shares of restricted common stock for work performed in installing and maintaining the company’s computer network system as well as creating, hosting, and maintaining the Company’s e-mail system and Internet web site.  On November 2, 2007, he was awarded 10,000 options to purchase common stock for $0.80 per share, and on November 6, 2009, was granted options to purchase 5,000 shares of common stock for $0.10 per share, and on December 23, 2010 was awarded 10,000 options to purchase Common stock at $0.60 per share.  Palmer is the son of Steven L. Sample.  Mr. Sample’s spouse and his son disclaim any beneficial ownership by Mr. Sample of any shares or options they own, and they disclaim any beneficial ownership of any shares or warrants he owns.

Mr. Sample became CEO of the Company in 2006. Since that time he has frequently borrowed funds for and on behalf of the Company and guaranteed various loans, notes, and obligations for the Company. In addition to those actions geared to the direct benefit of the Company and its liquidity, he has also borrowed to mitigate periods when payment of his salary and expenses were deferred to help the Company conserve cash.  To continue assisting with the Company’s liquidity, Mr. Sample again agreed to defer his 2011 salary and bonus compensations, and at December 31, 2011, the Company owed Mr. Sample accrued compensation of $358,510, which remained unpaid as of that date.

Director Independence

Prior to the departure of the Company’s outside directors in September of 2011, we believe that, in accordance with the Company Guide of the American Stock Exchange, that Messrs. Gibbs, Hunter, Hewitt and Lawrence were independent directors, these four individuals comprising a majority of our Board of Directors in 2010 and prior to their departure in 2011. As of December 31, 2010 and through September 28, 2011, the following persons served on the committees of the board of directors: The Audit Committee was composed of Messrs Gibbs, Hewitt, and Hunter, all being independent. The Compensation Committee was composed of Messrs Hewitt, Gibbs, and Lawrence, all being independent. The Nominating Committee was composed of Messrs Hunter, Gibbs and Sample, Mr. Sample not being independent according to the American Stock Exchange Guide, a guide that permits smaller reporting companies, as we are, to have a Nominating Committee containing one director that is not independent.  On September 28, 2011 Mr. Hunter resigned from the board of directors, followed by Messrs. Gibbs and Hewitt on September 29th and Mr. Lawrence on September 30th.  Following those departures, Mr. Sample remained as the sole director of the Company. As the Company’s sole director and an employee-officer of the Company, Mr. Sample is not considered to be independent.

Conflicts of Interest.

The Company and its management may be subject to various conflicts of interest. The Company’s management is not independent, yet it relies solely on management for guiding the day to day operations of the Company and the Company’s assets.  As such, certain employees may have conflicts of interest in allocating time, services and functions to the Company in deference to their other activities.

The Company’s Secretary, a non-salaried position, is employed full-time in Nashville, Tennessee in a diverse business.  The Company makes only light demands on its Secretary, who is not expected to give substantial time to the affairs of the Company.

The Company has no other full-time corporate officer except for its President and CEO, who devotes the majority of his business time and efforts to the management and direction of the Company.  As such, there is not now, nor has there previously been considered to be, any material conflict of interest on his part.

The President and CEO of the Company also serves as a director of the Company as well as having served as an officer and director of the Company’s subsidiary corporations.  Service in those capacities with the subsidiaries is not considered to constitute a conflict of interest on the part of employees, managers, or directors.  The Company’s President and CEO continues to serve in those capacities as of December 31, 2011, and no conflict of interest is perceived.

Investment in the Company will not carry with it the right to invest in any other property or venture of the CEO or other officers, employees, and directors of the Company.

Item 14.  Principle Accountant Fees and Services

The following is a summary of the aggregate fees billed to us for fiscal 2011 by Killman, Murrell & Company, P.C.:

Audit Fees

Fees for audit services totaled approximately $44,284 in 2011 and $86,259 in 2010, including fees for professional services for the audit of our annual financial statements and for the reviews of the financial statements included in each of our quarterly reports on Form 10-Q or Form 8-K.

Item 15.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) Financial Statements

The following financial statements are included herewith:

(b) Reports on Form 8-K

(c) Exhibits

31.1	Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

32.1	Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

KWCO, PC
Certified Public Accountants

1931 E. 37th Street, Suite 7	2626 Royal Circle
Odessa, Texas 79762	Kingwood, Texas 77339
(432) 363-0067	(281) 359-7224
Fax (432) 363-0376	Fax (281) 359-7112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Acacia Diversified Holdings, Inc.
(Formerly Acacia Automotive, Inc.)
Ocala, Florida

 We have audited the accompanying consolidated balance sheets of Acacia Diversified Holdings, Inc. (Formerly Acacia Automotive, Inc.) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acacia Diversified Holdings, Inc. as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KWCO, PC

KWCO, PC
Odessa, Texas
February 22, 2013

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$-	$9,212
Deposits and prepaid expenses	2,576	942
Assets of discontinued operations	980,138	1,233,848
Total Current Assets	982,714	1,244,002
Property and Equipment, net of accumulated depreciation of $46,729 and $29,584 in 2011 and 2010, respectively	48,396	65,541
Total Assets	$1,031,110	$1,309,543

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Cash overdraft	$488	$-
Accounts payable	196,841	133,143
Accrued liabilities	424,592	77,227
Shareholder payable	56,743	99,074
Capital lease obligations, current portion	23,133	18,091
Note payable, current portion	39,000	-
Liabilities of discontinued operations	401,620	738,264
Total Current Liabilities	1,142,417	1,065,799
Noncurrent Liabilities
Capital lease obligations, less current portion	8,471	31,604
Notes payable, less current portion	61,364	-
Total Liabilities	1,212,252	1,097,403

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 150,000,000 shares authorized; 11,562,524 shares issued and outstanding	11,562	11,562
Additional paid-in capital	11,504,914	11,442,518
Retained deficit	(11,697,618)	(11,241,940)
Total Stockholders’ Equity (Deficit)	(181,142)	212,140
Total Liabilities & Stockholders’ Equity (Deficit)	$1,031,110	$1,309,543

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Revenues	$-	$-

Costs and expenses
Employee compensation	461,361	491,078
General and administrative	381,100	366,842
Depreciation and amortization	17,145	13,475

Total costs and expenses	859,606	871,395

Operating income (loss) before other income (expense) and income taxes	(859,606)	(871,395)

Other income (expense)
Other income	118	6,390
Interest expense	(12,661)	(4,531)
Settlement of indebtedness and lawsuits	-	168,687
Total other income (expense)	(12,543)	170,546
Loss before income taxes	(872,149)	(700,849)
Income taxes	-	-
Loss from continuing operations	(872,149)	(700,849)

Gain on discontinued operations
Gain (loss) on discontinued operations	416,471	23,548
Gain on disposition of discontinued operations	-	460,380
Net gain (loss) from discontinued operations	416,471	483,928
Net (loss)	(455,678)	(216,921)

Basic and diluted loss per share
Loss from continuing operations	$(0.08)	$(0.06)
Income from discontinued operations, net	0.04	0.04
Net income (loss)	(0.04)	(0.02)
Weighted average number of common shares outstanding	11,562,524	11,562,524

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Stock		Additional Paid-in	Retained
	Shares	Par Value	Capital	Deficit	Total
Balance December 31, 2009	12,082,524	$12,082	$11,277,668	$(11,025,019)	$264,731

Stock options and stock warrants issued for compensation	-	-	185,130	-	185,130
Lawsuit settlement	(520,000)	(520)	(20,280)	-	(20,800)
Net Loss	-	-	-	(216,921)	(216,921)

Balance December 31, 2010	11,562,524	$11,562	$11,442,518	$(11,241,940)	$212,140

Stock options and stock warrants issued for compensation	-	-	62,396	-	62,396
Net Loss	-	-	-	(455,678)	(455,678)

Balance December 31, 2011	11,562,524	$11,562	$11,504,914	$(11,697,618)	$(181,142)

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Cash flows from operating activities
Net income (loss)	$(455,678)	$(216,921)
Less (income) loss from discontinued operations, net of income taxes	(416,471)	(483,928)
Net income (loss) before discontinued operations	(872,149)	(700,849)
Adjustments to reconcile net loss to net cash used in operating activities
Settlement of indebtedness and lawsuits	-	(168,687)
Depreciation and amortization	17,145	13,475
Stock options and stock warrants issued for services	62,396	185,130
Changes in operating assets and liabilities
Deposits and prepaid expenses	(1,635)	(941)
Accounts payable	63,698	60,427
Accrued liabilities	347,366	(127,873)
Shareholder payable	(42,331)	99,074
Cash flow provided by (used in) continuing activities	(425,510)	(640,244)
Cash flow provided by (used in) discontinuing activities	458,429	619,921
Net cash flow provided by (used in) operating activities	32,919	(20,323)
Cash flows provided by (used from) investing activities
Purchase of equipment/leasehold improvements	-	(3,033)
Cash flow provided by (used in) continuing activities	-	(3,033)
Cash flow provided by (used in) discontinuing activities	(1,278)	84,513
Net cash flow provided by (used in) investing activities	(1,278)	81,480
Cash flows from financing activities
Cash overdrafts	488	-
Note payable, borrowings	100,364	-
Capital lease payments	(18,090)	(11,964)
Cash flow provided by (used in) continuing activities	82,762	(11,964)
Cash flow provided by (used in) discontinuing activities	(123,615)	(60,014)
Net cash flow provided by (used in) financing activities	(40,853)	(71,978)
Net increase (decrease) in cash and cash equivalents	(9,212)	(10,821)
Cash, beginning of year	9,212	20,033
Cash, end of year	$-	$9,212

Supplemental disclosure of cash flow information
Cash paid during period for:
Interest	$12,661	$4,531
Income tax	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

In December of 2009, the Company acquired the assets and business of Chattanooga Auto Auction Limited Liability Company in Chattanooga, Tennessee.   This wholly-owned subsidiary, doing business as Acacia Chattanooga Vehicle Auction, Inc., became the second operations of Acacia Automotive, Inc., and was subsequently discontinued on August 31, 2010 following litigations between the Company and the seller of the Chattanooga assets.  Those operations were first accounted for as discontinued in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.

As of December 31, 2011, Acacia owned one auction in North Augusta, South Carolina, and was subsequently sold on July 31, 2012.  Those operations were first accounted for as discontinued effective with this Annual Report on Form 10-K for the year ended December 31, 2011.

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

CONSOLIDATION – The Company has one wholly-owned subsidiary, Acacia Augusta Vehicle Auction, Inc., as of December 31, 2011.  The subsidiary was sold on July 31, 2012, and is accounted for as a discontinued operation at December 31, 2011 and 2010.  In 2010 the Company had another subsidiary, Acacia Chattanooga Vehicle Auction, Inc., which became the subject of litigation and, as a result of the litigation, the Company lost control of the subsidiary as of August 31, 2010.  That subsidiary is being accounted for as discontinued operations as of December 31, 2010.  All significant intercompany accounts are eliminated in consolidation.

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
DECEMBER 31, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

EQUIPMENT AND VEHICLES – Equipment and vehicles are stated at cost less accumulated depreciation.  Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives, which are generally three to fifteen years.  After accounting for discontinued operations, depreciation expense for the years ended December 31, 2011 and 2010 totaled $17,145 and $13,475, respectively.

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

The Company measures its options and warrants at fair value in accordance with SFAS 157 (ASC 820). SFAS 157 (ASC 820) specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. These two types of inputs have created the following fair value hierarchy:

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the options at December 31, 2011 and 2010, was as follows:

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Year Ended December 31, 2011
2011 Stock Options	$-	$62,396	$-	$62,396
Year Ended December 31, 2010
2010 Stock Warrants	$-	$122,734	$-	$122,734
2010 Stock Options	$-	$62,396	$-	$62,396

Options were valued using the Black-Scholes model.

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

RECLASSIFICATIONS – Certain reclassifications have been made to previously reported amounts, so that the prior year’s presentation is comparative with the current year’s presentation.

COMPENSATED ABSENCES - The Company has not accrued a liability in accordance with FAS 43 (ASC 710), as the amount of the liability cannot be reasonably estimated at December 31, 2011 and 2010.

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

ADVERTISING COSTS - Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2011 and 2010 amounted to $66,166 and $71,270, respectively.

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

The Company stores a significant number of automobiles, trucks, boats and recreational vehicles owned by various customers and consigned to the Company to be auctioned.  The Company is contingently liable for each consigned unit until the eventual sale or other disposition; however, the Company is generally not liable for damage related to severe weather conditions, natural disasters or other factors outside of the Company’s control.  Loss is possible; however, at this time management cannot estimate a range of loss that could occur.  Individual stop loss and aggregate insurance coverage is maintained on the consigned units.  These vehicles are consigned to the Company and are not included in the consolidated balance sheets.  The Company discontinued operations at the remaining Augusta auction subsidiary following its sale on July 31, 2012. The Company did not experience any losses in these categories prior to discontinuation of those operations.

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

CONTINGENCIES (Continued)

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

STOCK BASED COMPENSATION - The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS No. 123(R)") to account for stock-based compensation under ASC 718 and ASC 605, Compensation-Stock Compensation. The Codification requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date. An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense in 2011 and 2010.  ASC 718 requires cash flows resulting from tax deductions from the exercise of stock options in excess of recognized compensation cost (excess tax benefits) to be classified as financing cash flows. This requirement had no impact on our consolidated statement of cash flows in 2011 and 2010, as no options were exercised. During the years ended December 31, 2011 and 2010, respectively, the Company issued no stock awards to employees and issued no stock options or warrants in 2011.

On December 23, 2010, the Company issued stock options to directors to purchase 145,000 shares of the Company’s common stock for $.60, with a life of ten (10) years. The aggregate value of these stock options was $77,700. These options generally vest over a four-year period.

The Black-Sholes model assumptions were:

2010
Estimated fair value	$0.55
Expected life (years)	4.3
Risk free interest rate	1.07%
Volatility	168%
Dividend yield	-

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
DECEMBER 31, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

STOCK BASED COMPENSATION - (Continued)

The fair values of options issued are being amortized over the respective vesting periods (primarily four years).  The amortized cost recognized for the years ended December 31, 2011 and 2010 were $62,396 and $62,396, respectively.  Future amortization of the fair value of options is as follows:

Year	Amount
2012	$48,053
2013	24,259
2014	1,700
$74,012

Stock Options

	2011		2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	480,000	$0.43	590,000	$0.39
Granted	-	-	145,000	0.60
Exercised	-	-	-	-
Forfeited or cancelled	-		(255,000)	(0.43)
Outstanding at end of year	480,000	0.43	480,000	0.43
Exercisable	407,500	$0.40	371,250	$0.38

Stock Warrants

The exercisable outstanding stock purchase warrants was 1,956,250 for the years ended December 31, 2011 and 2010 with a weighted average exercise price of $2.13.  The following summarizes the warrant activity.

	2011		2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	1,956,250	$2.13	1,956,250	$2.13
Granted	-	-	1,000,000	3.00
Exercised	-	-	-	-
Forfeited or cancelled	-	-	(1,000,000)	3.00
Outstanding at end of year	1,956,250	2.13	1,956,250	2.13
Exercisable	1,956,250	$2.13	1,956,250	$2.13

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL - Goodwill represents the excess of cost over fair value of identifiable net assets of businesses acquired. Goodwill is tested for impairment annually in the second quarter, or more frequently as impairment indicators arise. The goodwill impairment test is a two-step test. Under the first step, the fair value of each reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.  These events may include changes in the manner in which we intend to use an asset or a decision to sell an asset.  The Company’s management believes that no impairment is deemed necessary at December 31, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS – The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

From 2007 through the end of its fiscal 2010, the Company granted 10,000 common share stock purchase options to each of its outside directors upon their appointment in accordance to the Stock Incentive Plan for 2007. Additionally, 15,000 common share purchase options were granted to each eligible director for each year of elected annual service to the Company.  This resulted in the issuance of 125,000 options to eligible non-employee directors in 2010. In other transactions, the Company issued 20,000 common stock purchase options to two employees for services to the Company.  The aggregate value of the 145,000 options was $77,700 amortized over a four-year period.  On December 30, 2010, the Company’s board of directors voted to temporarily suspend director compensation, including the issuance of common stock purchase options, to its members effective January 1, 2011.  As such, the Company did not issue any common stock purchase options in 2011.

In 2010, 1,000,000 warrants to purchase common stock were issued to officers of the Company and related parties in  exchange for preferred shares in 2007.  Those warrants were considered to have expired in 2010 due to ambiguous language, and those new warrants were issued in that same year.   Those warrants were valued at $122,734.

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

Additions and expenditures for improving or rebuilding existing assets that extend the useful life are capitalized. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the shorter of their economic lives or the lease term including any renewals that are reasonably assured. Property and equipment consisted of the following at December 31, 2011 and 2010:

	2011	2010
Vehicles	$29,254	$29,254
Computer equipment	37,463	37,463
Furniture & fixtures	11,083	11,083
Other equipment & software	17,325	17,325
Total property and equipment	95,125	95,125
Less accumulated depreciation	(46,729)	(29,584)
Net property and equipment	$48,396	$65,541

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 4 - EQUIPMENT AND VEHICLES - (Continued)

Equipment and vehicles acquired by capitalized leases and included in the above summary are set forth as follows at December 31, 2011 and 2010:

	2011	2010
Cost	$66,717	$66,717
Accumulated Depreciation	(28,624)	(15,281)
	$38,093	$51,436

NOTE 5 - INCOME TAXES

As of December 31, 2011 and 2010 the Company had net operating loss carryforwards of approximately $12,299,000 and $11,857,000 respectively, which will expire beginning in 2017.  A valuation allowance has been provided for the deferred tax asset as it is uncertain whether the Company will have future taxable income. A reconciliation of the benefit for income taxes with amounts determined by applying the statutory federal income rate of (34%) to the loss before income taxes is as follows:

	2011	2010
Net Operating Loss	$(455,678)	$(216,921)
Benefit for income taxes computed using the statutory rate of 34%	154,931	73,753
Non-deductible expense	(23,801)	(71,062)
Change in valuation allowance	(131,130)	(2,691)
Provision for income taxes	$-	$-

Significant components of the Company's deferred tax liabilities and assets at December 31, 2011 and 2010 are as follows:

	2011	2010
Tax operating loss carryforwards	$4,181,497	$4,031,661
Intangible assets	82,466	84,248
Total deferred tax assets	4,263,963	4,115,909
Deferred tax liabilities
Depreciation	(20,088)	(12,864)
Goodwill	(43,650)	(33,950)
Total deferred tax liabilities	(63,738)	(46,814)
Net deferred tax assets	4,200,225	4,069,095
Valuation allowance	(4,200,225)	(4,069,095)
	$-	$-

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 6 - STOCKHOLDERS’ EQUITY

Options

The Company did not issue any common stock purchase options in 2011.  On December 23, 2010, the Company issued stock options to purchase 145,000 shares of the Company’s common stock for $.60 per share, with a life of ten (10) years in connection with the Board of Directors authorization. The aggregate value of these stock options was $73,064. These options generally vest over a four-year period.

Warrants

In 2010, 1,000,000 warrants to purchase common stock were issued at an average exercise price of $3.00, with an aggregated estimated fair value of $122,734 ($0.12 per warrant).  The Black-Sholes model was used to compute the estimated fair value using the following assumptions; expected life 3 years, risk-free interest rate 1.07%, dividend yield none, and volatility 168%.  The Company did not issue any warrants in 2011.

Common Stock

On December 23, 2009, 20,000 shares of Common stock were issued to two affiliates of Chattanooga Auto Auction Limited Liability Company, the entity from which the Company acquired the assets of the Chattanooga Auction.  The stock was valued at $2,800 based upon the historic weighted average price per share for the most recent equivalent trading volume. The Company subsequently engaged in litigations against those individuals, who also claimed to have not received the shares.  In the final settlement of the litigations on February 28, 2012, those 20,000 shares were cancelled and returned to the Company’s treasury in April of 2012.  As a further part of the settlement to that litigation, Tony Moorby, an ex officer and director of the Company, was required to return to the Company for cancellation the 500,000 shares of common stock he was awarded in 2007 relative to his hiring.  The cumulative effect of these transactions was that 520,000 shares of the Company’s common stock were cancelled and returned to its treasury in 2012 as a result of the litigation settlement. As a further part of the litigation settlement, the Company cancelled 65,000 common stock purchase options previously issued to Mr. Moorby, and 190,000 common stock purchase options previously issued to David Bynum, also a former officer and director of the Company.

NOTE 7 - DISCONTINUED OPERATIONS

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

The Company discontinued operations at its Chattanooga location effective August 31, 2010, accounting for those operations as discontinued beginning with its Quarterly Report on Form 10-Q for the period ended June 30, 2010.  The dispute between the Company and the seller of the Chattanooga business resulted in litigations beginning in September of 2010.

On February 28, 2012, the Company settled its litigations with the seller of the Chattanooga Auto Auction business and assets, including the litigations against her associates and former directors of the Company.  The settlement resulted in a full release of liabilities of all the parties against one another.

In the fourth quarter of 2011, the management of the Company determined that it was in the best interests of the Company to sell the Augusta Auto Auction.  The Company sold the auction effective July 31, 2012, and accounted for those operations as discontinued in this Annual Report on Form 10-K for the year ended December 31, 2011.

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 7 - DISCONTINUED OPERATIONS - (Continued)

The following is a summary of financial information related to our discontinued operations for the years ended December 31, 2011 and 2010.

Year Ended December 31,
	Augusta 2011	Chattanooga 2011	Total 2011	Augusta 2010	Chattanooga 2010	Total 2010
Net Revenue	$1,483,382	$-	$1,483,382	$1,756,987	$2,602,352	$4,359,339
Costs and Expenses
Costs of fees earned	208,879	-	208,879	414,941	881,477	1,296,418
Employee compensation	411,785	-	411,785	393,111	1,054,958	1,448,069
General and administrative	368,346	-	368,346	436,169	1,019,158	1,455,327
(Gain) loss on sale of assets	-	-	-	(2,934)	3,215	281
Depreciation and amortization	64,816	-	64,816	82,877	26,512	109,389
Interest expense	13,085	-	13,085	10,711	15,596	26,307
Total costs and expenses	1,066,911	-	1,066,911	1,334,875	3,000,916	4,335,791
Income (loss) on discontinued operations, net of taxes	416,471	-	416,471	422,112	(398,564)	23,548
Gain on disposition of discontinued operations, net	-	-	-	-	460,380	460,380
Total loss on discontinued operations, net of taxes	$416,471	$-	$416,471	$422,112	$61,816	$483,928

	Augusta 2011	Chattanooga 2011	Total 2011	Augusta 2010	Chattanooga 2010	Total 2010
Current assets
Cash and cash equivalents	$118,844	$-	$118,844	$151,907	$-	$151,907
Accounts receivable	126,421	-	126,421	290,248	-	290,248
Prepaids and deposits	28,799	-	28,799	22,081	-	22,081
Property and equipment, net of depreciation	71,895	-	71,895	97,933	-	97,933
Goodwill	427,929	-	427,929	427,929	-	427,929
Intangibles	206,250	-	206,250	243,750	-	243,750
Total Assets	$980,138	$-	$980,138	$1,233,848	$-	$1,233,848

Current liabilities
Cash overdraft	-	-	-	8,964	-	8,964
Accounts payable and accrued liabilities	245,806	150,000	395,806	306,932	150,000	456,932
Notes payable	-	-	-	263,000	-	263,000
Leases payable	5,814	-	5,814	9,368	-	9,368
Total Liabilities	$251,620	$150,000	$401,620	$588,264	$150,000	$738,264

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 7 - DISCONTINUED OPERATIONS - (Continued)

The gain on discontinued operations was determined as follows as of August 31, 2010:

Liabilities	$823,960
Assets	(363,580)
Gain on disposition	$460,380

The Company lost control of the Acacia Chattanooga Vehicle Auction business on August 31, 2010, and the amounts reflected above represent the assets and liabilities of the Chattanooga Auto Auction as of that date.

NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2011 and 2010:

	2011	2010
Accrued payroll and benefits	$358,510	$40,491
Accrued expenses - other	66,082	36,736
	$424,592	$77,227

NOTE 9 - NON-CASH INVESTING AND FINANCING ACTIVITIES

During 2010, non-cash investing and financing activities included $25,112 capital leases and $520 representing the par value of 520,000 shares of the Company’s common stock returned for cancellation under the terms of the Settlement Agreement of February 28, 2012 which ended the Company’s litigations, those cancellations being accounted for as of January 1, 2010. The following table further displays the Company’s 2011 and 2010 non-cash investing and financing activities:

	2011	2010
Common stock	$-	$(520)
Additional paid-in capital	-	(20,280)
Accounts payable	-	20,800
Leased equipment	-	(25,112)
Capital lease obligations	-	25,112
	$-	$-

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 10 - OPERATING LEASES

The Company leases its Augusta Auto Auction facility on a month-to-month basis.  That rent is $2,975 per month. Augusta Auto Auction also rents an indoor storage facility and additional parking across the street from the auction at the rate of $1,283 per month. Total annual rent expense at the Augusta Auction operation amounted to $51,100 and $53,383 for the years ended December 31, 2011 and 2010.  With the disposal of the Augusta auction business and its related assets on July 31, 2012, those lease obligations were extinguished.

NOTE 11 - CAPITAL LEASES

The following are capital leases outstanding as of December 31, 2011 and 2010:

	2011	2010
VAR Resources, Inc. – monthly payments of $269, including interest of 13.63% secured by computer equipment, matures August 31, 2013	$5,390	$8,608

IBM Credit, Inc. – Monthly payments of $ 84, including interest at 15.24% secured by computer equipment, matures January 31, 2012	84	1,095

Marple Fleet Leasing – Monthly payments of $710, including interest of 10.21%, secured by two vehicles, each with a residual value of $ 2925, matures October 1, 2012	12,994	21,514

VAR Resources, Inc – Monthly payments of $841, including interest at 13.85% secured by computer equipment, matures August 31, 2013	16,820	26,912

Total payments under capital lease	35,288	58,129
Less amounts applicable to interest	(3,684)	(8,434)
	31,604	49,695
Less current portion	(23,133)	(18,091)
	$8,471	$31,604

Future minimum lease payments under capital leases are:

2012	26,404
2013	8,884

$35,288

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 12 - GOING CONCERN

As of December 31, 2011, the Company has limited disposable cash and its revenues are not sufficient to and cannot be projected to cover operating expenses and expansion by the Company.  These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans include attempting to find additional operational business(es) to buy and raising funds from the public through a stock offering. Management intends to make every effort to identify and develop sources of funds.  There can be no assurance that Management’s plans will be successful.

In July 2012, the Company sold the Augusta auction at a significant gain.  However, the proceeds were insufficient to provide long-term operating capital.

NOTE 13 - SUBSEQUENT EVENTS

In the fourth quarter of 2010, the Company and its CEO, and the Seller of the Chattanooga auto auction assets and certain other related parties, entered into litigation resulting from disputes following the Company’s acquisition of the assets and related business of Chattanooga Auto Auction Limited Liability Company in December of 2009.  On February 28, 2012, all parties to those litigations entered into a global Settlement Agreement. All parties to the Settlement Agreement agreed to a mutual non-disparagement agreement and release from any liabilities or future litigations.  The settlement included a $150,000 payment to the seller of the Chattanooga auction, which was paid in February 2012. The Settlement Agreement did not constitute an admission by any party of any liability or violation of law. The Company considered those operations as discontinued effective August 31, 2010.

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

Each of the foregoing actions resulting from the Shareholders Resolution were first reported in their entirety on the Company’s Current Report on Form 8-K filed August 27, 2012, which included a true and accurate copy of each of the relevant supporting documents and agreements.

On July 31, 2012, the Company sold the Augusta auction for $1,237,500 and realized a gain on the sale of approximately $572,000.

In May 2009, the FASB issued ASC 855, which establishes general standards of accounting for and disclosure of events after the balance sheet date but before financial statements are issued or are available to be issued.  Accordingly, the Company evaluated subsequent events through February 21, 2013, the date the financial statements were issued, and determined that there were no other items to disclose.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acacia Diversified Holdings, Inc. (Formerly Acacia Automotive, Inc.)

Date: February 22, 2013	By:	/s/ Steven L. Sample
Steven L. Sample
CEO, President, and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven L. Sample	Director	February 22, 2013
Steven L. Sample