Form 10-Q
period 2012-03-31
Acacia Diversified Holdings, Inc.
filed 2013-02-22
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2012:  11,562,524.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$2,948	$-
Deposits and prepaid expenses	2,266	2,576
Assets of discontinued operations	972,077	980,138
Total Current Assets	977,291	982,714
Property and equipment, net of accumulated depreciation of $48,175 and $46,729 in 2012 and 2011, respectively	46,950	48,396
Total Assets	$1,024,241	$1,031,110

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Cash overdraft	$-	$488
Accounts payable	217,478	196,841
Accrued liabilities	481,475	424,592
Shareholder payable	36,417	56,743
Capital lease obligations, current portion	21,590	23,133
Note payable, current portion	39,000	39,000
Liabilities of discontinued operations	310,018	401,620
Total Current Liabilities	1,105,978	1,142,417
Noncurrent Liabilities
Capital lease obligations, less current portion	5,411	8,471
Note payable, less current portion	57,704	61,364
Total Liabilities	1,169,093	1,212,252

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 150,000,000 shares authorized; 11,562,524 shares issued and outstanding	11,562	11,562
Additional paid-in capital	11,519,088	11,504,914
Retained Deficit	(11,675,502)	(11,697,618)
Total Stockholders' Equity (Deficit)	(144,852)	(181,142)
Total Liabilities and Stockholders' Equity (Deficit)	$1,024,241	$1,031,110

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	2012	2011

Revenues	$-	$-
Costs and expenses
Employee compensation	83,973	172,636
General and administrative	91,741	86,096
Depreciation and amortization	1,446	4,227
Total costs and expenses	177,160	262,959
Operating income (loss) before other income (expense) and income taxes	$(177,160)	$(262,959)
Other income (expense)
Interest expense	(904)	(1,410)
Total other income (expense)	(904)	(1,410)
Income (loss) before income taxes	(178,064)	(264,369)
Income taxes	-	-
Income (loss) from continuing operations	$(178,064)	$(264,369)
Gain on discontinued operations
Gain on discontinued operations	200,180	211,864
Net income (loss)	$22,116	$(52,505)
Basic and diluted loss per share
Loss from continuing operations	$(0.02)	$(0.02)
Income from discontinued operations	0.02	0.02
Net income (loss)	$0.00	$0.00
Weighted average number of common shares outstanding	11,562,524	11,562,524

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	2012	2011

Net income (loss)	$22,116	$(52,505)
Less (income) loss from discontinued operations, net of income taxes	(200,180)	(211,864)
Net income (loss) before discontinued operations	(178,064)	(264,369)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,446	4,227
Stock options and warrants issued for services	14,174	10,525
Changes in operating assets and liabilities
Shareholder payable	(20,326)	20,991
Deposits and prepaid expenses	310	-
Accounts payable	20,637	3,197
Accrued liabilities	56,883	139,228
Cash flow provided by (used in) continuing activities	(104,940)	(86,201)
Cash flow provided by (used in) discontinuing activities	117,577	349,166
Net cash flow provided by (used in) operating activities	12,637	262,965
Cash flows provided (used from) investing activities
Proceeds from sale of assets	-	-
Purchase of property and equipment	-	-
Cash flow provided by (used in) continuing activities	-	-
Cash flow provided by (used in) discontinuing activities	-	-
Net cash flow provided by (used in) from investing activities	-	-
Cash flows provided by (used in) from financing activities
Cash overdrafts	(488)	4,116
Note payable payments	(3,659)	-
Capital lease borrowings/payments	(4,603)	(4,331)
Cash flow provided by (used in) continuing activities	(8,750)	(215)
Cash flow provided by (used in) discontinuing activities	(939)	(271,964)
Net cash flow provided by (used in) by financing activities	(9,689)	(272,179)
Net increase (decrease) in cash and cash equivalents	2,948	(9,214)
Cash, beginning of period	-	9,214
Cash, end of period	$2,948	$-

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$904	$1,410
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011

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

On July 31, 2012, the Company sold its Augusta auction business, first accounting for those operations as discontinued effective with its Annual Report on Form 10-K for the year ended December 31, 2011. As of July 31, 2012, the Company will be without revenue-producing operations, and is reviewing opportunities for new mergers, acquisitions, or business combinations.

BASIS OF PRESENTATION - The Company has elected to prepare its financial statements in accordance with generally accepted accounting principles in the United States (GAAP) with December 31, as its year-end.  The consolidated financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for annual financial information and with the instructions to Form 10-Q and Article 10 of Regulation SX.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim period have been included.  All such adjustments are of a normal and recurring nature.  These interim results are not necessarily indicative of results for a full year.  These unaudited consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

CONSOLIDATION – The Company had one wholly owned subsidiary, Acacia Augusta Vehicle Auction, Inc., as of December 31, 2011.  That subsidiary was sold on July 31, 2012, and the Company has accounted for those operations as discontinued at December 31, 2011.  All significant intercompany accounts are eliminated in consolidation.

NOTE 2 – SUBSEQUENT EVENTS

On July 26, 2012, shareholders of the Company holding approximately 67.76% of the total outstanding common shares of the Company entered into a Written Consent In Lieu of a Special Meeting of Shareholders (the “Shareholders Resolution”).  Among other matters, the Shareholders Resolution ratified the Company's execution, and performance thereunder, of the following actions: (i) the sale of the Company’s Augusta auction business and the assets related thereto; (ii) the amendment and restatement of the company’s articles of incorporation to bring them into conformity with the new Texas Business Organizations Code and other enhancements; (iii) the amendment and restatement of the Company’s Bylaws; (iv) the amendment to the CEO’s Employment Agreement extending the term thereof and providing for other benefits; (v) the amending the Company’s Acacia Automotive, Inc. 2007 Stock Incentive Plan and renaming it the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan; (vi) changing the name of the Company from Acacia Automotive, Inc. to Acacia Diversified Holdings, Inc.; and finally, (vii) the shareholders of the Company authorized the Secretary of the Company to take those steps reasonably necessary for effectuating the foregoing resolutions.  The details of all these transactions were reported on the Current Report on Form 8-K dated August 27, 2012, which includes a full detail of the actions taken and is incorporated herein by reference.

On July 31, 2012, the Company sold the Augusta auction for $1,237,500 and realized a gain on the sale of approximately $572,000.  However, the proceeds were insufficient to offset other corporate expenses and provide long-term operating capital.  That transaction was approved by the majority of the shareholders of the Company in actions by less than unanimous written consent of the shareholders representing more than 67% of the voting stock of the Company.

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011

NOTE 3 – GOING CONCERN

As of March 31, 2012, the Company had limited liquid assets and revenues, and on July 31, 2012, the Company sold the Augusta Auto Auction, its only operations.  As a result, without finding new sources of revenue, the Company may not be able to meet its future obligations as they come due and will have difficulties meeting expenses relating to the expansion of the Company.   These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

Management’s plans include attempting to find new acquisition, merger, or other business combination prospects.  The Company may have to raise capital from the public through a stock offering or find capital from other sources. There can be no assurance that Management’s plans will be successful and should they not be, the Company may be compelled to cease operations.

Item 1B. Unresolved Staff Comments

The Company received a comment letter from the Securities and Exchange Commission dated November 22, 2010 (the “Comment Letter”). The Comment Letter related to deficiencies in the Company's: (i) Annual Report on Form 10-K filed for the period ending December 31, 2009;  (ii) Quarterly Report on Form 10-Q for the periods ending September 30, 2009 and March 31, 2010; and its, (iii) Current Report on Form 8-K dated October 25, 2010. Accordingly, on October 19, 2012, the Company filed with the Securities and Exchange Commission its response to the Comment Letter, made necessary conforming changes resulting from the correction of these errors and filed amendments for each of those reports.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company sold its Augusta auction on July 31, 2012, and has accounted for those operations as discontinued effective with its Annual Report on Form 10-K for the year ended December 31, 2011.  Accordingly, the Company will provide only limited components of its operational information in this Discussion and Analysis of Financial Condition and Results of Operations, and has elected to eliminate certain information and comparative results to prior periods in this report, as they would not be reflective of similar results or provide a proper basis for review.

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

General

The Company sold its Augusta auction on July 31, 2012, and currently will have no operating revenues after that date.  As such, the Company will need to find new sources of revenues to support its expenses in order to continue as a going concern. The Company changed its name from Acacia Automotive, Inc. to Acacia Diversified Holdings, Inc. effective October 18, 2012, to reflect the Company’s determination to employ a broader scope and direction in expanding its business model into more diversified service and product offerings, and is preparing to consider other merger, acquisition, or business combination opportunities in any industry. Accordingly, the Company is now seeking new opportunities for acquisitions, mergers, or other business combinations.  The Company may have to raise additional capital to meet its plans, and there can be no assurance it will be successful in its attempts.

Background

Acacia Diversified Holdings, Inc., formerly known as Acacia Automotive, Inc. (“we”, “us”, “Acacia”, or the “Company”) was incorporated in Texas on October 1, 1984 as Gibbs Construction, Inc. (“Gibbs”). In the following years, Gibbs grew to a full service, national commercial construction company and completed an initial public offering of its common stock pursuant to a registration thereof on Form S-1 in January of 1996.  In April of 2000, following the filing of bankruptcy by its largest client which left Gibbs in an untenable financial posture and absent the ability to obtain bonding for new construction projects, Gibbs sought bankruptcy protection in April of 2000.  Failing attempts implement various plans over the next six years, Harry K. Myers, Jr., a principal of the entity controlling Gibbs, contacted Steven L. Sample, the current CEO of Acacia, who agreed to assist with the restructuring of Gibbs.   Mr. Sample paid the legal costs and other costs of bringing the Company out of bankruptcy and the costs of bringing Gibbs current in its filings with the Securities and Exchange Commission.

On August 15, 2006, following those actions, Mr. Sample acquired from Mr. Myers, for the sum of $50,000 cash, 4,000,000 shares, or 46.7%, of the 8,561,000 issued and outstanding shares of the common stock of Gibbs.

As consideration for the payment of these expenses by Mr. Sample, and in order to further restructure and rehabilitate the Company and to satisfy its obligations to Mr. Sample, Gibbs’ board of directors also recommended: (i) that its stockholders amend the Articles of Incorporation to effect a one for eight reverse stock split and increase the number of authorized shares of common stock to 150,000,000; (ii) that its shareholders authorize 2,000,000 shares of a series of preferred stock; (iii) that the Company issue to Mr. Sample an additional 8,117,500 shares of common stock and 500,000 shares of preferred stock; and, (iv)  for the assistance of Mr. Myers in these transactions, to issue to him 450,000 new shares of common stock and 25,000 new shares of preferred stock of the Company.

Following the submission of a proxy statement by the Company and thereafter holding its First Special Meeting of Shareholders on February 1, 2007, Gibbs’ shareholders approved the foregoing actions and also approved changing the Company’s name from Gibbs Construction, Inc. to Acacia Automotive, Inc.  These amendments to the Company’s Articles of Incorporation were effective February 20, 2007. Immediately following the approval of these amendments, the Company also adopted a stock option plan which was ratified by the Company’s stockholders in November 2007, reserving 1,000,000 shares thereunder.  Following that first Special Meeting of Shareholders in February of 2007, the Company set out to raise over $1,000,000 in capital, which it accomplished in a private placement offering that closed in June of that same year.

On July 10, 2007, the Company acquired for common stock the assets and the associated business of Augusta Auto Auction, Inc. in North Augusta, South Carolina, becoming the Company’s first operations under the management of Acacia. The Company conducted its first weekly auction at Augusta on July 11, 2007. Acacia’s management sold the assets of this auction on July 31, 2012.  The details of this transaction were reported on the Current Report on Form 8-K dated August 27, 2012, which includes a full detail of the actions taken. The Company first accounted for those operations as discontinued on its Annual Report on Form 10-K for the year ended December 31, 2011.

On December 26, 2009, the Company acquired its second auto auction located in Chattanooga, Tennessee.  Following disputes with the seller of those operations and certain related parties, the Company discontinued operations at that location effective August 31, 2010, after which the Company and its CEO, the Seller of the Chattanooga auction, and its related parties entered into litigation in September of that same year. The ongoing litigation between the parties was settled on February 28, 2012. The Company first accounted for those operations as discontinued in its Quarterly Report on Form 10-Q for the period ended June 30, 2010.

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

Discussion Regarding the Company’s Operations

The Company sold its Augusta auction operations in the Augusta, Georgia, area on July 31, 2012, and has accounted for those operations as discontinued effective with its Annual Report on Form 10-K for the year ended December 31, 2011. Accordingly, the Company will provide only limited components of its discussion and analysis of financial condition and results of operations, and has elected to eliminate certain information and comparative results to prior periods in this report, as they would not be reflective of similar results or provide a proper basis for review.

Three months ended March 31, 2012

Operating Results of the Parent Company

The Parent Company incurs expenses at the corporate level in addition to those incurred at our auto auction operations. In the three month period ended March 31, 2012, compensation for our executives was about $22,000 per month and our option and warrant expense averaged about $5,500 per month.  For the same three-month period the Parent Company incurred a net ordinary loss of approximately $180,000 before booking Intercompany Charges of $75,000 as Management Fees from its Augusta operating unit, resulting in a net loss of approximately $105,000 for the period. Other corporate G&A expenses accounted for approximately $116,000 in the first quarter of 2012, and included a charge for legal and accounting fees of approximately $36,000, office rental costs of approximately $3,700, non-cash warrant and option expenses of approximately $14,000, and other traditional expenses for travel, convention expenses, equipment lease/rental, postage and shipping, printing and office supplies, insurance, telephone, light, heat, power, etc.

Consolidated Operations

After selling its Augusta auction, the Company’s only remaining revenue-producing operations, in July of 2012, the Company accounted for those operations as discontinued beginning with its Annual Report on Form 10-K for the year ending December 31, 2011.  As a result of accounting for its operations as discontinued, the Company does not report revenues or costs of fees earned in it current financial reports, but does report certain other operating expenses associated with the Parent Company.  Revenues and other components are reflected in the consolidated statements of operations as gains or losses from discontinued operations.

In the three month period ended March 31, 2012, the Company generated a consolidated net income of approximately $22,000.  This resulted from a loss from continuing operations offset by a gain from discontinued operations .

The net loss of about $178,000 from continuing operations included several components: (i) about $84,000 representing employee compensation; (ii) about $1,000 representing expenses for amortization and depreciation; (iii) about $1,000 representing interest expense; and, (iv) about $92,000 in general and administrative expense, which incurred a charge of about $14,000 in non-cash operating expenses for options and warrants issued under the Company’s 2007 Stock Incentive Plan as the ratable expense for the period resulting from options and warrants issued in 2007 through 2011 but not yet fully vested or exercised.

The Company recognized a gain of about $200,000 on discontinued operations in the period.  After applying this gain on discontinued operations of about $200,000 against the loss from continuing operations of about $178,000, the Company reported a net income of about $22,000 for the three months ended March 31, 2012.

 Liquidity and Capital Resources

Our accountants have issued, in their prior audit report, a going concern opinion reflecting a conclusion that our operations may not be able to continue because of a lack of financial resources.

The Company’s liquidity in 2011 was provided by management fee revenues assessed to the Company's Augusta Auto Auction operations and by personal financial support from the Company’s CEO. The Company’s liquidity during the first three months of 2012 was again provided by revenues of the Augusta operations assessed as fees by the Parent Company, and again by personal financial support from the Company’s CEO.

Until July 31, 2012, the Company looked to its operations to provide cash flow and cash return on our investment.  During the first three months of 2012, the cash flow from our Augusta operation was sufficient to support those operations, but was not sufficient to also support the Parent Company’s operations on a consolidated basis. Our operations in the first quarter of 2012 did not provide sufficient cash flow to cover our corporate activity on an ongoing basis, essentially our executive officers, administrative overhead, and overhead that includes the cost of lawyers and accountants required to be publicly held.  Following the discontinuation of its remaining auction operations in July, 2012, the Company will no longer have the income from its operating subsidiary as a source of revenue to meet its expenses. As a result of those deficiencies and the loss of its revenue-producing operations, the Company will have to raise capital or will have to institute or acquire additional operations with revenues sufficient to cover the costs of overheads.

As of March 31, 2012, the Company had a positive consolidated cash flow of about $3,000 for the year to date.  This resulted from a positive net cash flow of approximately $13,000 provided by operating activities, which was offset by a negative net cash flow used by financing activities of about $10,000.

The negative cash flow of about $10,000 used by financing activities had two components: (i) cash flow of about $8,800 used in continuing activities, resulting from capital lease payments and payments on a note; and, (ii) cash flow of about $1,000 used in discontinuing activities.

As a result, the $12,637 net cash flow provided by operating activities was offset by the $9,689 cash flow used in financing activities for a net increase in cash of $2,948 for the period ended March 31, 2012.

Cash Balances

The Company will require substantial infusions of working capital or a substantial increase in the cash generated from new operations to insure long-term liquidity, and may seek infusions of working capital in the form of equity or debt capital, the former being considered most beneficial to the Company, but not being considered a viable option in the economic conditions the country has experienced since 2008 and continuing into the current period.  There is no assurance the Company will be successful in obtaining infusions of capital to fuel its growth.

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

 Contemplated Business

While the Company heretofore considered its automobile auctions as indicative of the basis of services rendered by the Company, it now believes there are suitable opportunities for success in diverse industries and business models.  Accordingly, the Company changed its name from Acacia Automotive, Inc. to Acacia Diversified Holdings, Inc. effective October 18, 2012, to reflect the Company’s determination to employ a broader scope and direction in expanding its business model into more diversified service and product offerings, and is preparing to consider merger, acquisition, or business combination opportunities in any industry.

Implementation of Business Plan

The Company currently does not have sufficient working capital to pursue its business plans in their entirety as described herein. The Company’s ability to implement its business plans will depend on its ability to find new mergers, acquisitions, or business combinations or to obtain sufficient working capital to execute its business plans. No assurance can be given that we will be able to obtain additional capital, or, if available, that such capital will be available at terms acceptable to us, or that we will be able to generate profit from new operations, or if profits are generated, that they will be sufficient to carry out our business plans, or that the plans will not be modified.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer who acts as our Chief Financial Officer to allow timely decisions regarding required disclosure.  During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.   Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

During the first quarter of 2012 the Company did not make changes in its internal control.

PART II. OTHER INFORMATION

Item 5. Other Information.

Limited Discussion and Analysis of Financial Condition and Results of Operations

The Company sold its Augusta auction operations in the Augusta, Georgia, area on July 31, 2012, and first accounted for those operations as discontinued effective with its Annual Report on Form 10-K for the year ended December 31, 2011. Accordingly, the Company will provide only limited components of its operational information in this report’s Discussion and Analysis of Financial Condition and Results of Operations, and has elected to eliminate certain information and comparative results to prior periods in this report, as they would not be reflective of similar results or provide a proper basis for review.

Legal Proceedings

The Company acquired its second auto auction in December 2009, located in Chattanooga, Tennessee.  Following disputes with the seller of those operations and certain related parties, the Company discontinued operations at that location effective August 31, 2010, after which the Company and its CEO, the Seller of the Chattanooga auction, and its related parties entered into litigation in September of that same year. The ongoing litigation between the parties was settled on February 28, 2012. Accordingly, the Company considered those operations as discontinued effective August 31, 2010, as first accounted for in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.  These events were further reported in the Company’s Current Report on Form 8-K filed on November 19, 2012, its Amended Annual Report on Form 10-K /A for the period ended December 31, 2009, and its Annual Report on Form 10-K for the period ended December 31, 2010, which described those events in detail, all of which reports are incorporated herein by reference.  All the parties to the Settlement Agreement agreed to a mutual non-disparagement agreement and release from any liabilities or future litigations seeking damages therefor.  The Settlement Agreement and Release did not constitute an admission by any party of any liability or violation of law.  (See Part II, Item 5 – “Other Information – Discontinued Operations”)

Discontinued Operations

On August 31, 2010, the Company discontinued operations at its Chattanooga auction, first accounting for those operations as discontinued in its Quarterly Report on Form 10-Q for the period ended June 30, 2010.

In November of 2011, the management of the Company determined that it was in the best interests of the Company to sell the Augusta auction.  The Company sold the auction effective July 31, 2012.  Those events were first reported on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2012, which is incorporated herein by reference.  As such, the Company began accounting for those operations as discontinued in its Annual Report on Form 10-K for the year ended December 31, 2011.

As of July 31, 2012, the Company will be without revenue-producing operations, and is now reviewing opportunities for new mergers, acquisitions, or business combinations.  There is no assurance the Company can be successful in identifying any such opportunities, or if it does identify any opportunities, that it can be successful in completing any acquisition or merger.

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

Acacia Diversified Holdings, Inc.

Date: February 22, 2013	By:	/s/ Steven L. Sample
Steven L. Sample
Chief Executive Officer and
Principal Financial Officer