Form 10-Q
period 2012-06-30
Acacia Diversified Holdings, Inc.
filed 2013-02-22
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2012:  11,562,524.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$4,583	$-
Deposits and prepaid expenses	8,595	2,576
Assets of discontinued operations	1,156,972	980,138
Total Current Assets	1,170,150	982,714
Property and equipment, net of accumulated depreciation of $55,264 and $46,729 in 2012 and 2011, respectively	49,361	48,396
Total Assets	$1,219,511	$1,031,110

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Cash overdraft	$-	$488
Accounts payable	209,053	196,841
Accrued liabilities	529,535	424,592
Shareholder payable	-	56,743
Capital lease obligations, current portion	19,967	23,133
Note payable. current portion	39,000	39,000
Liabilities of discontinued operations	514,503	401,620
Total Current Liabilities	1,312,058	1,142,417
Noncurrent Liabilities
Capital lease obligations, less current portion	2,300	8,471
Note payable, less current portion	54,025	61,364
Total Liabilities	1,368,383	1,212,252

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 150,000,000 shares authorized; 11,562,524 shares issued and outstanding.	11,562	11,562
Additional paid-in capital	11,531,978	11,504,914
Retained deficit	(11,692,412)	(11,697,618)
Total Stockholders’ Equity (Deficit)	(148,872)	(181,142)
Total Stockholders’ Equity and Liabilities (Deficit)	$1,219,511	$1,031,110

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$-	$-	$-	$-
Costs and expenses
Employee compensation	64,071	76,978	148,044	249,614
General and administrative	46,229	105,080	137,970	191,176
Depreciation and amortization	7,089	4,275	8,535	8,502
Total costs and expenses	$117,389	$186,333	$294,549	$449,292
Operating income (loss) before other income (expense) and income taxes	(117,389)	(186,333)	(294,549)	(449,292)
Other income (expense)
Interest expense	(728)	(1,310)	(1,632)	(2,720)
Total other income (expense)	(728)	(1,310)	(1,632)	(2,720)
Income (loss) before income taxes	(118,117)	(187,643)	(296,181)	(452,012)
Income taxes	-	-	-	-
Income (loss) from continuing operations	(118,117)	(187,643)	(296,181)	(452,012)
Gain on discontinued operations
Gain from discontinued operations, net	101,207	83,981	301,387	295,845
Net income (loss)	$(16,910)	$(103,662)	$5,206	$(156,167)

Basic and diluted loss per share
Income (loss) from continuing operations	$(0.01)	$(0.02)	$(0.03)	$(0.04)
Income (loss) from discontinued operations, net	$0.01	$0.01	$0.03	$0.03
Net income (loss)	$0.00	$(0.01)	$0.00	$(0.01)
Weighted average number of common shares outstanding	11,562,524	11,562,524	11,562,524	11,562,524

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	2012	2011
Cash flows from operating activities
Net income (loss)	$5,206	$(156,167)
Less (income) from discontinued operations, net of income taxes	(301,387)	(295,845)
Net (loss) before discontinued operations	(296,181)	(452,012)
Adjustment to reconcile net loss before discontinued operations to net cash provided by (used in) operating activities:
Depreciation and amortization	8,535	8,502
Stock options and warrants issued for services	27,064	21,048
Changes in operating assets and liabilities
Deposits and prepaid expenses	(6,022)	(2,650)
Accounts payable	12,212	9,438
Accrued liabilities	104,943	174,912
Shareholder payable/receivable	(56,739)	7,069
Cash flow provided by (used in) continuing activities	(206,188)	(233,693)
Cash flow provided by (used in) discontinuing activities	239,336	513,995
Net cash flow provided by (used in) operating activities	33,148	280,302
Cash flows provided by (used from) investing activities
Purchase of equipment/leasehold improvements	(9,500)	-
Cash flow provided by (used in) continuing activities	(9,500)	-
Cash flow provided by (used in) discontinuing activities	-	-
Net cash flow provided by (used in) investing activities	(9,500)	-
Cash flows provided by (used in) financing activities
Cash overdraft	(488)	-
Note payable payments	(7,339)	-
Capital lease borrowings (payments)	(9,336)	(8,787)
Cash flow provided by (used in) continuing activities	(17,163)	(8,787)
Cash flow provided by (used in) discontinuing activities	(1,902)	(271,964)
Net cash flow provided by (used in) financing activities	(19,065)	(280,751)
Net increase (decrease) in cash and cash equivalents	4,583	(449)
Cash, beginning of period	-	9,214
Cash, end of period	$4,583	$8,765

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$1,632	$2,720
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
NOTES TO CONSOLODATED FINANCIAL STATEMENTS
June 30, 2012 and 2011

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for annual financial information and with the instructions to Form 10-Q and Article 10 of Regulation SX.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim period have been included.  All such adjustments are of a normal and recurring nature.  These interim results are not necessarily indicative of results for a full year.  These unaudited consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2011.

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

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011

NOTE 3 – GOING CONCERN

As of June 30, 2012, the Company had limited liquid assets and revenues, and on July 31, 2012, the Company sold the Augusta Auto Auction, its only operations.  As a result, without finding new sources of revenue, the Company may not be able to meet its future obligations as they come due and will have difficulties meeting expenses relating to the expansion of the Company.   These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

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

Business of the Auction

The Company’s Augusta automotive auction subsidiary sold cars and other vehicles from the time it was acquired on July 10, 2007, until its sale July 31, 2012.  On November 6, 2011, the Company identified a potential candidate for sale of its Augusta auction, and entered into a non-binding Letter of Intent for that purpose.  That letter of Intent was dependent upon the buyers finding success in obtaining financing and other factors.  Following protracted delays in the buyers finding suitable financing, a change in the structure of the buyer’s group, and changes in the original terms of the sale, the buyer’s group completed the purchase on July 31, 2012.  Following the sale of those assets, the Company had no operations or corresponding operating revenues.  As such, the Company will need to find new sources of revenues to support its expenses in order to continue as a going concern.

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

Three months ended June 30, 2012

Operating Results of the Parent Company

The Parent Company incurs expenses at the corporate level in addition to those incurred at our auto auction operations. In the three month period ended June 30, 2012, compensation for our executives was about $16,000 per month and our option and warrant expense averaged about $4,300 per month, incurring a net ordinary loss of approximately $113,000 before booking income from Intercompany Charges of $75,000 as Management Fees from its Augusta operating unit, resulting in a net loss of approximately $38,000 for the period. Other corporate G&A expenses accounted for approximately $51,000 in the second quarter of 2012, and included a charge for legal and accounting fees of approximately $3,600, and other traditional expenses for travel, convention expenses, equipment lease/rental, postage and shipping, printing and office supplies, insurance, telephone, light, heat, power, etc.

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

In the three month period ended June 30, 2012, the Company generated a consolidated net loss of approximately $17,000.  This resulted from a loss from continuing operations partially offset by a gain from discontinued operations .

The net loss of about $118,000 from continuing operations included several components: (i) about $64,000 representing employee compensation; (ii) about $7,000 representing expenses for amortization and depreciation; (iii) about $1,000 representing interest expense; and, (iv) about $46,000 in general and administrative expense, which incurred a charge of about $13,000 in non-cash operating expenses for options and warrants issued under the Company’s 2007 Stock Incentive Plan as the ratable expense for the period resulting from options and warrants issued in 2007 through 2011 but not yet fully vested or exercised.

The Company recognized a net gain of about $101,000 on discontinued operations in the period.  After applying this gain on discontinued operations of about $101,000 against the loss from continuing operations of about $118,000, the Company reported a net loss of about $17,000 for the three months ended June 30, 2012.

Six months ended June 30, 2012

Operating Results of the Parent Company

The Parent Company incurs expenses at the corporate level in addition to those incurred at our auto auction operations. In the six month period ended June 30, 2012, compensation for our executives was about $19,000 per month and our option and warrant expense averaged about $4,500 per month, incurring a net ordinary loss of approximately $293,000 before booking income from Intercompany Charges of $150,000 as Management Fees from its Augusta operating unit, resulting in a net loss of approximately $143,000 for the period. Other corporate G&A expenses accounted for approximately $149,000 in the first six months of 2012, and included a charge for legal and accounting fees of approximately $39,000, office rental costs of approximately $3,700, and other traditional expenses for travel, convention expenses, equipment lease/rental, postage and shipping, printing and office supplies, insurance, telephone, light, heat, power, etc.

 Consolidated Operations

After selling its Augusta auction, the Company’s only remaining revenue-producing operations, in July of 2012, the Company first accounted for those operations as discontinued beginning with its Annual Report on Form 10-K for the year ending December 31, 2011.  As a result of accounting for its operations as discontinued, the Company does not report revenues or costs of fees earned in it current financial reports, but does report certain other operating expenses associated with the parent company.  Revenues and other components are reflected in the consolidated statements of operations as gains or losses from discontinued operations.

In the six month period ended June 30, 2012, the Company generated a consolidated net income of approximately $5,000.  This resulted from a loss from continuing operations and a gain from discontinued operations .

The net loss of about $296,000 from continuing operations included several components: (i) about $148,000 representing employee compensation; (ii) about $9,000 representing expenses for amortization and depreciation; (iii) about $6,000 representing interest expense; and, (iv) about $138,000 in general and administrative expense, which incurred a charge of about $27,000 in non-cash operating expenses for options and warrants issued under the Company’s 2007 Stock Incentive Plan as the ratable expense for the period resulting from options and warrants issued in 2007 through 2011 but not yet fully vested or exercised.

The Company recognized a gain of about $301,000 on discontinued operations in the period.  After applying this gain on discontinued operations of about $301,000 against the loss from continuing operations of about $296,000, the Company reported a net income of about $5,000 for the six months ended June 30, 2012.

 Liquidity and Capital Resources

Our accountants have issued, in their prior audit report, a going concern opinion reflecting a conclusion that our operations may not be able to continue because of a lack of financial resources.

The Company’s liquidity in 2011 was provided by management fee revenues assessed to the Company's Augusta Auto Auction operations and by personal financial support from the Company’s CEO. The Company’s liquidity during the second three months of 2012 was again provided by revenues of the Augusta operations assessed as fees by the parent company, and again by personal financial support from the Company’s CEO.

Until July 31, 2012, the Company looked to its operations to provide cash flow and cash return on our investment.  During the first six months of 2012, the cash flow from our Augusta operation was sufficient to support those operations, but was not sufficient to also support the Parent Company’s operations on a consolidated basis. Our operations in the second quarter of 2012 did not provide sufficient cash flow to cover our corporate activity on an ongoing basis, essentially our executive officers, administrative overhead, and overhead that includes the cost of lawyers and accountants required to be publicly held.  Following the discontinuation of its remaining auction operations in July, 2012, the Company will no longer have the income from its operating subsidiary as a source of revenue to meet its expenses. As a result of those deficiencies and the loss of its revenue-producing operations, the Company will have to raise capital or will have to institute or acquire additional operations with revenues sufficient to cover the costs of overheads.

As of June 30, 2012, the Company had a positive consolidated net cash flow of about $5,000 for the year to date.  This resulted from a positive net cash flow of approximately $33,000 provided by operating activities, which was offset by a negative net cash flow used from investing activities of about $10,000 and a negative net cash flow used in financing activities of about $19,000.

The negative cash flow of about $10,000 used in investing activities reflected cash flow used in continuing activities of about that same amount resulting from the acquisition of equipment and leasehold improvements.

The negative cash flow of about $19,000 used in financing activities was comprised of two components: (i) about $17,000 represented cash flow used in continuing activities as capital lease payments and payments on a note; and, (ii) about $2,000 represented cash flow used in discontinuing activities.

As a result, the $33,148 net cash flow provided by operating activities was offset by the $9,500 cash flow used in investing activities and the $19,065 cash flow used in financing activities for a net increase in cash of $4,583 for the period ended June 30, 2012.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer who acts as our Chief Financial Officer to allow timely decisions regarding required disclosure.  During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.   Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

During the second quarter of 2012 the Company did not make changes in its internal control.

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

Legal Proceedings.

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