Form 10-Q
period 2012-09-30
Acacia Diversified Holdings, Inc.
filed 2013-02-22
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
(1) Yes ☒ No ❒    (2) Yes  ☒  No  ❒

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2012:  11,562,524.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA DIVERSIFIED HOLDINGS, INC.
(Previously Acacia Automotive, Inc.)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$307,230	$-
Account receivable	2,404
Deposits and prepaid expenses	7,857	2,576
Assets of discontinued operations	-	980,138
Total Current Assets	317,491	982,714
Property and equipment, net of accumulated depreciation of $40,506 and $46,729 in 2012 and 2011, respectively	44,238	48,396
Total Assets	$361,729	$1,031,110

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Cash overdraft	$-	$488
Accounts payable	54,909	196,841
Accrued liabilities	4,176	424,592
Shareholder payable/receivable	884	56,743
Capital lease obligations, current portion	11,548	23,133
Note payable, current portion	39,000	39,000
Liabilities of discontinued operations	-	401,620
Total Current Liabilities	110,517	1,142,417
Noncurrent Liabilities
Capital lease obligations, less current portion	-	8,471
Note payable, long term	24,025	61,364
Total Liabilities	134,542	1,212,252

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 150,000,000 shares authorized; 11,562,524 shares issued and outstanding.	11,562	11,562
Additional paid-in capital	11,544,589	11,504,914
Retained deficit	(11,328,964)	(11,697,618)
Total Stockholders’ Equity (Deficit)	227,187	(181,142)
Total Liabilities and Stockholders’ Equity (Deficit)	$361,729	$1,031,110

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(Previously Acacia Automotive, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$-	$-	$-	$-
Costs and expenses
Employee compensation	104,661	71,365	252,705	320,979
General and administrative	138,715	84,787	276,685	275,963
(Gain) loss on sale of assets	4,430	-	4,430	-
Depreciation and amortization	4,249	4,321	12,784	12,823

Total costs and expenses	252,055	160,473	546,604	609,765

Operating income (loss) before other income (expense) and income taxes	(252,055)	(160,473)	(546,604)	(609,765)

Other income (expense)
Interest expense	7,477	(1,071)	5,845	(3,791)
Total other income (expense)	7,477	(1,071)	5,845	(3,791)
Income (loss) before income taxes	(244,578)	(161,544)	(540,759)	(613,556)
Income taxes	-	-	-	-
Income (loss) from continuing operations	(244,578)	(161,544)	(540,759)	(613,556)

Gain on discontinued operations
Gain on discontinued operations, net	36,047	87,350	337,434	383,195
Gain on disposition of discontinued operations	571,979	-	571,979	-
Net gain (loss) from discontinued operations	608,026	87,350	909,413	383,195
Net income (loss)	$363,448	$(74,194)	$368,654	$(230,361)

Basic and diluted income (loss) per share
Loss from continuing operations	$(0.02)	$(0.01)	$(0.05)	$(0.05)
Income from discontinued operations, net	$0.05	$0.00	$0.08	$0.03
Net income (loss)	$0.03	$(0.01)	$0.03	$(0.02)
Weighted average number of common shares outstanding	11,562,524	11,562,524	11,562,524	11,562,524

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(Previously Acacia Automotive, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	2012	2011
Cash flows from operating activities
Net Income (loss)	$368,654	$(230,361)
Less (income) from discontinued operations, net of income taxes	(909,413)	(383,195)
Net (loss) before discontinued operations	(540,759)	(613,556)
Adjustment to reconcile net loss before discontinued operations to net cash provided by (used in) operating activities:
Depreciation and amortization	12,784	12,823
Stock options issued for services	39,675	31,572
(Gain) loss on disposal of assets	4,430
Changes in Operating Assets and Liabilities
Deposits and prepaid expenses	(3,114)	(1,987)
Accounts Payable	(142,317)	21,571
Accrued Liabilities	(419,950)	228,492
Shareholder payable/receivable	(55,859)	(22,869)
Cash flow provided by (used in) continuing activities	(1,105,110)	(343,954)
Cash flow provided by (used in) discontinuing activities	242,868	601,624
Net cash flow provided by (used in) operating activities	(862,242)	257,670
Cash flows provided by (used from) investing activities
Proceeds from sale of assets	5,818	-
Purchase of equipment/leasehold improvements	(18,874)	-
Cash flow provided by (used in) continuing activities	(13,056)	-
Cash flow provided by (used in) discontinuing activities	1,240,411	(1,278)
Net cash flow provided by (used in) investing activities	1,227,355	(1,278)
Cash flow provided by (used in) financing activities
Cash Overdraft	(488)	3,002
Capital lease borrowings (payments)	(20,056)	(13,372)
Note payable payments	(37,339)	-
Cash flow provided by (used in) continuing activities	(57,883)	(10,370)
Cash flow provided by (used in) discontinuing activities	-	(255,236)
Net cash flow provided by (used in) financing activities	(57,883)	(265,606)
Net increase (decrease) in cash and cash equivalents	307,230	(9,214)
Cash, beginning of period	-	9,214
Cash, end of period	$307,230	$-

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest	$(5,845)	$3,791
Income tax	$-	$-

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011

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

As of September 30, 2012, the Company is without revenue-producing operations, and is reviewing opportunities for new mergers, acquisitions, or business combinations.

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

NOTE 2  – GOING CONCERN

As of September 30, 2012, the Company had limited liquid assets and no revenues.  As such, and without finding new sources of revenue, the Company will in a short period of time find itself unable to continue to meet its obligations as they come due.  These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans include attempting to find additional operational businesses to buy and raising funds from the public through a stock offering. Management intends to make every effort to identify and develop sources of funds.  There can be no assurance that Management’s plans will be successful and should they not be, the Company may be compelled to cease operations.

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

General

The Company sold its Augusta auction operation on July 31, 2012, and currently has no operating revenues.  As such, the Company will need to find new sources of revenues to support its expenses in order to continue as a going concern. The Company changed its name from Acacia Automotive, Inc. to Acacia Diversified Holdings, Inc. effective October 18, 2012, to reflect the Company’s determination to employ a broader scope and direction in expanding its business model into more diversified service and product offerings, and is preparing to consider other merger, acquisition, or business combination opportunities in any industry. Accordingly, the Company is now seeking new opportunities for acquisitions, mergers, or other business combinations.  The Company may have to raise additional capital to meet its plans, and there is no assurance it will be successful in its attempts.

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

Three Months Ended September 30, 2012

Operating Results of the Parent Company

The Parent Company incurs expenses at the corporate level in addition to those incurred at our auto auction operations. In the three month period ended September 30, 2012, compensation for our executives was about $16,000 per month and our option and warrant expense averaged about $4,200 per month. Other corporate G&A expenses in the third quarter of 2012 included a charge for legal and accounting fees of approximately $94,000, office rents of about $1,900, and other traditional expenses for travel, convention expenses, equipment lease/rental, postage and shipping, printing and office supplies, insurance, telephone, light, heat, power, etc.

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

In the three month period ended September 30, 2012, the Company generated a consolidated net income of approximately $363,000.  This resulted from a loss from continuing operations and a net gain from discontinued operations.

The net loss of about $245,000 from continuing operations included several components: (i) about $105,000 representing employee compensation; (ii) about $4,000 representing expenses for amortization and depreciation; (iii) a gain of about $7,000 representing interest expense; (iv) a loss on sale of assets of about $4,000; and, (v) about $139,000 in general and administrative expense, which incurred a charge of about $13,000 in non-cash operating expenses for options and warrants issued under the Company’s 2007 Stock Incentive Plan as the ratable expense for the period resulting from options and warrants issued in 2007 through 2011 but not yet fully vested or exercised.

The net gain of about $608,000 on discontinued operations included two components:  (i) a net gain of about $36,000 on discontinued operations; and, (ii) a net gain of about $572,000 on disposition of discontinued operations.

After applying this net gain on discontinued operations of about $608,000 against the loss from continuing operations of about $245,000, the Company reported a net income of about $363,000 for the three months ended September 30, 2012.

Nine Months Ended September 30, 2012

Operating Results of the Parent Company

The parent company incurs expenses at the corporate level in addition to those incurred at our auto auction operations. In the nine month period ended September 30, 2012, compensation for our executives was about $19,000 per month and our option and warrant expense averaged about $4,400 per month. The first nine months of 2012 included a charge for legal and accounting fees of approximately $133,000, office rental costs of approximately $5,600, and other traditional expenses for travel, convention expenses, equipment lease/rental, postage and shipping, printing and office supplies, insurance, telephone, light heat power, etc.

 Consolidated Operations

After selling its Augusta auction operation in July of 2012, the Company’s only remaining revenue-producing operations, the Company accounted for those operations as discontinued beginning with its Annual Report on Form 10-K for the period ending December 31, 2011, and continuing forward.  As a result of accounting for its operations as discontinued, the Company does not report revenues or costs of fees earned in it current financial reports, but does report certain other operating expenses associated with the parent company.  Revenues and other components are reflected in the consolidated statements of operations as gains from discontinued operations.

In the nine month period ended September 30, 2012, the Company generated a consolidated net income of approximately $369,000.  This resulted from a loss from continuing operations and a net gain from discontinued operations.

The net loss of about $541,000 from continuing operations included several components: (i) about $253,000 representing employee compensation; (ii) about $13,000 representing expenses for amortization and depreciation; (iii) a gain of about $6,000 representing interest expense; (iv) a loss on sale of assets of about $4,000; and, (v) about $277,000 in general and administrative expense, which incurred a charge of about $40,000 in non-cash operating expenses for options and warrants issued under the Company’s 2007 Stock Incentive Plan as the ratable expense for the period resulting from options and warrants issued in 2007 through 2011 but not yet fully vested or exercised.

The net gain of about $909,000 on discontinued operations included two components:  (i) a net gain of about $337,000 on discontinued operations; and, (ii) a net gain of about $572,000 on disposition of discontinued operations.

After applying this net gain on discontinued operations of about $909,000 against the loss from continuing operations of about $541,000, the Company reported a net income of about $368,000 for the nine months ended September 30, 2012.

 Liquidity and Capital Resources

Our accountants have issued, in their prior audit report, a going concern opinion reflecting a conclusion that our operations may not be able to continue because of a lack of financial resources.

The Company’s liquidity in 2011 was provided by management fee revenues assessed to the Company's Augusta Auto Auction operations and by personal financial support from the Company’s CEO. The Company’s liquidity during the third three months of 2012 was again provided by management fee revenues assessed to the Augusta operations and again by personal financial support from the Company’s CEO.

Until July 31, 2012, the Company looked to its operations to provide cash flow and cash return on our investment.  During the first nine months of 2012, the cash flow from our Augusta operation was sufficient to support those operations, but was not sufficient to also support the Parent Company’s operations on a consolidated basis. Our operations in the third quarter of 2012 did not provide sufficient cash flow to cover our corporate activity on an ongoing basis, essentially our executive officers, administrative overhead, and overhead that includes the cost of lawyers and accountants required to be publicly held.  Following the discontinuation of its remaining auction operations in July, 2012, the Company will no longer have the income from its operating subsidiary as a source of revenue to meet its expenses. As a result of those deficiencies and the loss of its revenue-producing operations, the Company will have to raise capital or institute or acquire additional operations with revenues sufficient to cover the costs of overheads.

As of September 30, 2012, the Company had a positive consolidated cash flow of about $307,000 for the year to date.  This resulted from negative net cash flow of approximately $862,000 used in operating activities, which was offset by positive net cash flow provided by investing activities of about $1,227,000 and negative net cash flow used by financing activities of about $58,000.

The positive cash flow of about $1,227,000 provided by investing activities had two components: (i) cash flow used in continuing activities of about $13,000 resulting from proceeds of about $6,000 from the sale of assets and about $19,000 cash used in purchase of equipment and leasehold improvements; and, (ii) cash flow provided by discontinuing activities of about $1,240,000.

The negative cash flow used in financing activities represented about $20,000 in capital lease payments and about $37,000 in payments on notes.

As a result, the $862,242 net cash flow used in operating activities was offset by the $1,227,255 cash flow provided by investing activities and the additional $57,883 cash flow used in financing activities for a net increase in cash of $307,230 for the nine months ended September 30, 2012.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer who acts as our Chief Financial Officer to allow timely decisions regarding required disclosure.  During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.   Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

During the third quarter of 2012 the Company did not make changes in its internal control.

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

As of July 31, 2012, the Company is without revenue-producing operations, and is now reviewing opportunities for new mergers, acquisitions, or business combinations.  There is no assurance the Company can be successful in identifying any such opportunities, or if it does identify any opportunities, that it can be successful in completing any acquisition or merger.

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