Form 10-K
period 2012-12-31
Acacia Diversified Holdings, Inc.
filed 2013-03-28
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     (1) Yes ☒ No ❒    (2) Yes  ☒  No  ❒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒        No ☐ (Not required)

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K.     Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $117,046 as of March 18, 2013 based on a value of $0.02 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,562,524 as of March 28, 2013.

PART I

Item 1.    Business of the Company

Background and History of the Parent Company from 1984 to 2006

Acacia Diversified Holdings, Inc., formerly known as Acacia Automotive, Inc. (“we”, “us”, the “Company”, or the “Parent Company”) was incorporated in Texas on October 1, 1984 as Gibbs Construction, Inc. The Company changed its name from Gibbs Construction, Inc. to Acacia Automotive, Inc. effective February 20, 2007, and subsequently changed its name again from Acacia Automotive, Inc. to Acacia Diversified Holdings, Inc. effective October 18, 2012.

In the years following 1984, Gibbs grew to become a full service, national commercial construction company and completed an initial public offering of its common stock pursuant to a registration thereof on Form S-1 in January, 1996, trading on the NASDAQ Exchange under the symbol GBSE.  However, in April, 2000, immediately following a period in which the Federal Reserve raised interest rates six times between June 1999 and May 2000 in an effort to cool the economy to a soft landing, seeing the NASDAQ crash in March 2000, the financial failure of its largest client, and Gibbs’ subsequent loss of bonding for its construction projects, Gibbs faced financial insolvency.  Gibbs attempted to continue forward under a plan of reorganization established in conjunction with Thacker Asset Management, LLP (“TAM”), who sold the Company certain existing contracts, furniture, fixtures and equipment in exchange for an additional 4,000,000 shares of Gibbs common stock.  Following those transactions, there were 8,561,000 shares of the Company’s common stock issued and outstanding, the controlling interest of which was held by TAM. Ultimately, TAM was unsuccessful in its efforts to bring the Company back to profitability. Accordingly, all operating activities ceased in 2002., and on October 5, 2006, 501,000 shares of common stock issued to a liquidating trust were abandoned, returned to the Company, and thereupon cancelled leaving 8,060,000 shares issued and outstanding.  In conjunction with these events, Gibbs lost its accreditation on the NASDAQ Exchange and was removed to the OTC Pink Sheets.

Initial Restructuring of the Company

On August 15, 2006, Steven L. Sample agreed to acquire control of Gibbs Construction, Inc., then an inactive corporation.  To do so, he acquired for $50,000, 4,000,000 shares, or 46.7%, of the 8,561,000 issued and outstanding shares of common stock of the Gibbs from TAM and its associates.  In addition Mr. Sample paid expenses totaling $138,862, including the costs associated with completing the reorganization proceedings and arranging for the Company’s SEC filings to be brought current, after which the registrant agreed to effect a one for eight reverse stock split, to issue to Mr. Sample an additional 8,117,500 shares of common stock and 500,000 shares of preferred stock.  For the assistance of Harry K. Myers, a principal of Baker #1, Ltd., the entity owning TAM, the registrant agreed to issue to him 450,000 new shares of common stock and 25,000 new shares of preferred stock.

In order to further restructure and rehabilitate the Company and to satisfy its obligations to Mr. Sample, Gibbs’ board of directors recommended that its stockholders amend the Articles of Incorporation to effect the one for eight reverse stock split, increase the number of authorized shares of common stock to 150,000,000, authorize a series of preferred stock with 2,000,000 shares, and set the par value of the common and preferred stock at $0.001 per share.

On February 1, 2007, at a Special Meeting of Shareholders, the shareholders of the Company ratified all the actions recommended by its board of directors, after which the Company issued the new common and preferred shares to Mr. Sample and Mr. Myers. In that meeting, the shareholders also approved amending the Company’s articles of incorporation, setting the par value of the shares, and changing the Company’s name from Gibbs Construction, Inc. to Acacia Automotive, Inc.  Those amendments to the Company’s Articles of Incorporation were effective February 20, 2007.  In conjunction with these events, the Company changed its stock-trading symbol to from GBSE to ACCA to better reflect its new name.  On May 29, 2007, Mr. Sample and Mr. Myers exchanged all their preferred shares for an equal number of common shares of the Company and a number of warrants to purchase Common shares. There are no preferred shares issued or outstanding as of December 31, 2012, and no plans to issue any new preferred shares.

Immediately following the approval of these amendments, the Company adopted its Acacia Automotive, Inc. 2007 Stock Incentive Plan, which was ratified by the Company’s stockholders in its Annual meeting held November 2007, initially reserving 1,000,000 shares thereunder.   Following these and other actions, there were 11,997,524 shares of common stock issued and outstanding on March 31, 2008.

In that restructuring the Company retained its substantial tax loss carryforward, which has grown to become $12,140,000 as of December 31, 2012.  (See NOTE 5 to Financial Statements – “Income Taxes”)

Background and History of the Company’s Operations since 2007

Augusta Auto Auction, Inc. (the “Augusta Auction”) is an automotive auction located in North Augusta, South Carolina, part of the Augusta, Georgia, metropolitan area, and is located three miles from the center of that city. The auction was originally formed and operated for many years in its present location as Hilltop Auto Auction.  In 2002 the group of three individuals from which the registrant later purchased the auction formed Augusta Auto Auction, Inc. after acquiring it from the owners of Hilltop Auto Auction.  The auction consists of a leased premises of approximately five acres, as well as additional rented property directly across the street.  The main facility consists of a two-lane auction arena housed within one of two administration buildings that total some 4,900 square feet, three smaller outbuildings consisting of two storage buildings and a security building also utilized for vehicle check-in and check-out.  The additional rented property provides several additional acres of parking and a secured indoor vehicle storage facility of some 1,800 square feet, as well as additional secured outdoor vehicle storage.

In July, 2007, the Company caused to be formed Acacia Augusta Vehicle Auction, Inc., a South Carolina corporation and wholly owned subsidiary of the Company. (“AAVA”), for the sole purposes of acquiring the assets of the Augusta Auto Auction and operating the auction at that same location.

On July 10, 2007, the Company completed the acquisition of all of the assets and business of Augusta Auto Auction, Inc., issuing 500,000 shares of its common stock and warrants to purchase 50,000 additional shares to its three owners in exchange. The warrants have a term of five years and an exercise price of $1.00 per share.  In addition, the Company issued to two of those individuals separate warrants to purchase 75,000 shares of common stock each as consideration for entering into a non-compete agreement with the Company. Those 75,000 warrants issued to each of those individuals for non-compete agreements gave them the right to purchase 25,000 shares of Common stock at $1.00, $2.00 and $4.00 per share, respectively, for an average aggregate price of $2.33 per share within five years of issuance.  Those warrants have now expired.

In late 2011, after successfully operating the auction since its acquisition, the Company determined that it was in its best interests to sell the Augusta auction and thereafter entered into a Letter of Intent with two individuals for that purpose.  Following lengthy delays in obtaining financing, adding another principal to their core buyer group, and changes to the original terms and conditions of the sale, the transaction was completed on July 31, 2012.  Those events were reported in their entirety by the Company on its Current Report on Form 8-K on August 27, 2012, which in incorporated herein by reference.  (See Part I, Item 3 – “Legal Proceedings” and Part II, Item 9B – “Other Information”)

On December 26, 2009, the Company completed the acquisition of certain assets of Chattanooga Auto Auction Limited Liability Company for cash consideration in the amount of $5,000.  Acacia Chattanooga Vehicle Auction, Inc., a subsidiary of Acacia Automotive, Inc., operated this auction from a leased facility in Chattanooga, Tennessee, prior to disputes that arose between the Company and the seller of those assets in September of 2010.  The Company discontinued operations there effective August 31, 2010, accounting for those operations as discontinued effective that date, and first accounted for those as discontinued operations in its Quarterly Report on Form 10-Q for the period ended June 30, 2010.  (See Part I, Item 3 – “Legal Proceedings” and Part II, Item 9B – “Other Information”)

Following the discontinued operations at Chattanooga in August 2010, and the sale and disposal of the Augusta auction in July 2012, the Company thereafter became actively engaged in the identification and potential acquisition of operating assets and/or businesses across a myriad of industries.  As more fully explained herein, as of the date of this report, the Company has identified suitable acquisition targets but has not consummated any acquisitions and does not have substantial operations.

Current Direction of the Company

From February 2007 through July of 2012, the Company’s primary objective had been to identify and acquire going concerns in the automotive auction industry, with a focus on whole vehicle automobiles and light trucks.  Whole vehicle refers to vehicles that are frequently in good repair, are roadworthy, and operate under their own power as opposed to salvage units, being damaged vehicles that are often considered total losses for insurance or business purposes.

However, on October 18, 2012, the Company changed its name from Acacia Automotive, Inc. to Acacia Diversified Holdings, Inc. in an effort to exemplify the Company’s desire to expand into alternative industries as well as more diversified service and product offerings.  Accordingly, the Company is currently evaluating other merger, acquisition, or business combination opportunities without regard to any particular industry or business sector, including recent reviews of opportunities related to the automotive, citrus, and chemical industries. There can be no assurance that any such evaluations will result in viable acquisition opportunities, or that any viable acquisition opportunities could result in a formal business combination or relationship. There have been no tentative or definitive plans for acquisition or merger agreements resulting from any evaluations. If the Company were to be successful in attaining any definitive agreement relative to an acquisition or business combination, it may require additional capital to consummate any such transaction.  In the event additional capital is required, such capital may be sought through an offering of debt or equity securities of the Company.  There can be no assurance that the Company, if compelled to raise additional capital, would be successful in obtaining the requisite amounts.

Employees

After July 31, 2012, the Parent Company had two officers, being Steven L. Sample, its Chairman, President and Chief Executive Officer, and Patricia Ann Arnold, its Secretary.  Ms. Arnold serves in her capacity as a non-employee, while Mr. Sample serves as a full-time employee of the Company. The Parent Company also had one other full time accounting employee in 2012.

The Company, should it be successful in executing its business plan, believes that it may be required to expand its staff to implement the controls necessary to manage a larger organization. This would likely result in the need for a Chief Financial Officer or Corporate Controller or other officers and managers and basic support personnel. The Company will endeavor to operate with the smallest corporate management staff possible so as to maintain the lowest overhead possible while still effecting sufficient management processes to properly guide the company.

 Governmental Regulation

The Company, as with most companies, is subject to various business permits and licenses. The Company believes that it has obtained all permits necessary to function under the current state and federal regulations.

Available Information

Our Web address is www.acacia.bz. The Company attempts to make its electronic filings with the Securities and Exchange Commission (“SEC”), including all Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports, available free of charge on its Web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. In addition, information regarding our board of directors is available on our Web site. The information posted on our Web site is not incorporated into this Annual Report on Form 10-K.

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

The Company has incurred significant losses as a consolidated entity since July 2007, losses that have continued since that time through fiscal 2012. These continuing losses raise substantial doubt about our ability to continue as a going concern, and our auditor's opinion with respect to our financial statements contain a going concern opinion. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Because We Have Limited Operating History, it is Difficult to Evaluate Our Business.

The Company began its operations as an automotive concern in July 2007 with the acquisition of one automobile auction, ultimately acquiring a second auction.  Both those operations have now been discontinued as of July 31, 2012, and the Company is currently without operations.   Because of our limited operating history and recent divestiture of core assets, you have very little operating and financial data about us upon which to base an evaluation. You should consider our prospects in light of the risks, expenses and difficulties we may encounter, including those frequently encountered by new companies. If we are unable to execute our plans and grow our business, either as a result of the risks identified in this section or for any other reason, this failure would have a material adverse effect on our results of operations, business prospects, and financial condition.

We plan to grow through acquisitions or mergers, and investors have little current basis to evaluate the possible merits or risks of the target businesses' operations or our ability to identify and integrate acquired operations into our company. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

The purchase of our securities is a purchase of an interest in what should be considered as a high risk venture or in a new or “start-up” venture with all the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

We plan to grow through acquisitions

Because we intend to develop and expand our business through selective acquisitions of or mergers with other businesses, there are significant risks that we may not be successful. We may not be able to identify, acquire or profitably manage additional companies or assets or successfully integrate such additional companies or assets into our Company without substantial costs, delays or other problems. In addition, companies we may acquire may not be profitable at the time of their acquisition or may not achieve levels of profitability that would justify our investment. Acquisitions may involve a number of special risks, including but not limited to:

•	adverse short-term effects on our reported operating results,
•	diversion of management's attention,
•	dependence hiring, training, and retaining key personnel,
•	risks associated with unanticipated problems or legal liabilities,
•	amortization of acquired intangible assets, some or all of which could reflect poorly on our operating results and financial reports,
•	implementation or remediation of controls, procedures and policies appropriate for a public company at companies that, prior to the acquisition, lacked these controls, procedures and policies; and,
•	incursion of debt to make acquisitions or for other operating uses.

We will seek to implement our acquisition strategy in certain industries that may be considered as mature

We may acquire a business in what may be considered a mature industry in which single-digit or low double-digit growth may occur. Most growth for our Company would, accordingly, occur largely through acquisitions. To the extent that competitors are also seeking to grow through acquisitions, we could encounter competition for those acquisitions or a generally increasing price to acquire going concerns.

A primary part of the Company’s strategy is to establish revenue through the acquisition of or merger with additional companies or operations. There can be no assurance that the Company will be able to identify, acquire, combine with, or profitably manage additional companies or successfully integrate the operations of additional companies into those of the Company without encountering substantial costs, delays or other problems. In addition, there can be no assurance that companies acquired in the future will achieve or maintain profitability that justify liabilities that could materially adversely affect the Company's results of operations or financial condition. The Company may compete for acquisition, merger, and expansion opportunities with companies that have greater resources than the Company. There can be no assurance that suitable acquisition or merger candidates will be available, that purchase terms or financing for acquisitions or mergers will be obtainable on terms acceptable to the Company, that acquisitions or mergers can be consummated, or that acquired businesses can be integrated successfully and profitability into the Company’s operations. Further, the Company's results of operations in fiscal quarters immediately following a material acquisition or merger could be materially adversely affected while the Company integrates the acquired business into its existing structure.

The Company will attempt to acquire or merge with business entities that are going and functioning concerns with a trailing history of profitability, but may acquire or merge with certain businesses that have either been unprofitable, have had inconsistent profitability prior to their acquisition or combination therewith, or that have had no operating history. An inability of the Company to improve the profitability of these acquired businesses could have a material adverse effect on the Company. Finally, the Company's acquisition and merger strategy places significant demands on the Company's resources and there can be no assurance that the Company's management and operational systems and structure can be expanded to effectively support the Company's acquisition strategy. If the Company is unable to successfully implement its acquisition and merger strategy, this inability could have a material adverse effect on the Company's business, results of operations, or financial condition. The Company may face the opportunity to enhance shareholder value by being acquired by another company. Upon any acquisition of the Company, the Company would be subject to various risks, including the replacement of its management by persons currently unknown. There can also be no assurance that, if acquired, new management will be successfully integrated or can profitably manage the Company. In addition, any acquisition or merger of or by the Company may involve immediate dilution to existing shareholders of the Company. No assurances can be given that the Company will be able to or desire to be acquired, or be able to acquire or merge with additional companies.

Need for Additional Financing

The Company does not have adequate capital or resources to fund its operations and other capital needs for the next six months without new revenue sources or additional capital infusion, and there can be no assurance that such funds will become available in amounts sufficient to meet the obligations of our business. The Company may require additional amounts of capital for its future expansion and working capital, possibly from private placements of its common stock or borrowing, but there can be no assurance that such financing will be available, or that such financing will be available on acceptable terms.

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

Technological Change

Technology, particularly the ability to use the Internet to conduct business and allow several management functions, is characterized by rapidly changing technology, evolving industry standards, frequent new product and service announcements, introductions and enhancements, and changing customer demands. Our future success will to some degree depend on our ability to adapt to rapidly changing technologies, our ability to adapt its solutions to meet evolving industry standards and our ability to improve continually the performance, features and reliability of its solutions. The failure of the Company to adapt successfully to such changes in a timely manner could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful implementation of solutions, or that any new solutions or enhancements to existing solutions will adequately meet the requirements of its current and prospective customers and achieve any degree of significant market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new solutions or enhancements to existing solutions in a timely manner or in response to changing market conditions or customer requirements, or if its solutions or enhancements do not achieve a significant degree of market acceptance, the Company's business, results of operations and financial condition could be materially and adversely affected.

Competition

Any industry served by the Company is likely to be highly competitive across the entire United States and Canada. We will potentially compete with a variety of companies, and as such will be subject to various levels of competition. There is no assurance the Company will be able to adhere to its plans or to engage in any acquisitions or mergers at all.

Control

The Company is effectively controlled by its CEO and Chairman, Steven L. Sample, who currently owns 48.91% of the Company’s issued and outstanding common stock. Mr. Sample will initially retain effective control over the Company’s operations, including the election of a majority of its board of directors, the issuance of additional shares of equity securities, and other matters of corporate governance, and based upon the Company's current business plan, it is anticipated that Mr. Sample will continue to have substantial influence over, if not effective control of the Company well into future, perhaps even after some potential subsequent issuances by the Company of new common shares for capital raising activities, acquisitions, or merger activities.

Management of Growth

The Company is continually seeking to identify and acquire viable businesses. As a result, the Company must manage relationships with a growing number of third parties as it seeks to accommodate this goal. The Company's management, personnel, systems, procedures and controls may not be adequate to support the Company’s future operations. The Company's ability to manage its growth effectively will require it to continue to expand its operating and financial procedures and controls, to replace or upgrade its operational, financial and management information systems and to attract, train, motivate, manage and retain key employees. If the Company's executives are unable to manage growth effectively, the Company's business, results of operations and financial condition could be materially adversely affected. If successful in acquiring or combining with other operations, the Company anticipates it may inherit a substantial portion of the staff necessary to operate the new entities, but there is no assurance that will happen, or that if it does happen, that the staff will remain employed by the Company for any period of time. We may find that some of the personnel and management of any acquisition target(s) may not be suitable for continued employment, while other suitable candidates may elect to discontinue their employment or affiliation with the Company for various reasons. This can create a burden on the Company’s management as it seeks to fill key positions. Failure of the Company to do so in a timely manner can result in disruption of operations, loss of revenues, and an attendant reduction in profits or even substantial losses.

Risks Associated with Expansion

The Company desires to acquire or combine with other businesses, perhaps in diverse locations and markets.  To date, the Company does not have experience in developing services on a regional or national scale. There can be no assurance that the Company will be able to deploy successfully its goods or services in those markets. There are certain risks inherent in doing business in several diverse markets, such as; unexpected changes in regulatory requirements, potentially adverse tax consequences, local restrictions, controls relating to inter-company communications and technology, difficulties in staffing and managing distant operations, fluctuations in manpower availability, effects of local competition, weather and climactic trends, and customer preferences, any of which could have a material adverse effect on the success of the Company's operations and, consequently, on the Company's business, results of operations, and financial condition.

Product and Service Offerings

The Company has heretofore primarily been a service business.  The Company may acquire or combine with non-service entities, including those involved in manufacturing, distribution, or otherwise. It is important to our future success to expand the breadth and depth of our offerings to be competitive and to enhance our potentials for growth of revenues and profits. Expansion of our categories and offerings in this manner will require significant additional expenditures and could strain our management, financial and operational resources. For example, we may find it prudent to build, outfit, and operate a manufacturing facility where one is not currently available. We cannot be certain that we would be able to do so in a cost-effective or timely manner or that we would be able to offer certain products or services in demand by our customers, or to do so in a quality manner. Furthermore, any new product or service offering that is not favorably received by the Company’s clients could damage our reputation. The lack of market acceptance of new products or services or our inability to generate satisfactory revenues from expanded product or service offerings to offset their costs could harm our business. If we do not successfully expand our sales operations, our revenues may fall below expectations.  If we do not successfully expand our operations on an ongoing basis to accommodate increases in demand, we will not be able to fulfill our customers’ needs in a timely manner, which would harm our business. Most of our product or service operations are anticipated to be handled at our facilities, but some services may be performed at offsite locations or by approved vendors or contractors. Any future expansion may cause disruptions in our business and may be insufficient to meet our ongoing requirements.  The Company may move into such diverse businesses as sales, manufacturing, marketing, or otherwise, and is not limited to considering only product or service business offerings.  There can be no assurance that the Company will be successful in identifying new businesses, or if it can be successful in acquiring or merging with any new business if identified,

Government Regulation and Legal Uncertainties

Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to the Company's business could have a material adverse effect on the Company's business, results of operations and financial condition.

Check, Credit Card, and Other Fraud

If the Company were to be involved in certain operations, our business could be harmed if we experienced significant credit, wire transfer, draft, check, credit card, or other fraud. If we fail to adequately control fraudulent transactions, our revenues and results of operations could be harmed. The Company may attempt to obtain insurance as partial protections from such potential losses, but while the Company’s exposure to loss in this event may be limited by the purchase of insurance, losses could nonetheless occur. Any losses sustained as a result of fraud or fraudulent activity would adversely affect the Company's business and results of operations, and its financial condition could be materially adversely affected.

Liability Claims

 The Company may face costly liability claims by consumers or other businesses. Any claim of liability by a client, employee, consumer or other entity against us, regardless of merit, could be costly financially and could divert the attention of our management. It could also create negative publicity, which would harm our business. Although we maintain liability insurance, it may not provide protections in the event of certain liability claims, or may not be sufficient to cover a covered claim if one is made.

Risks of Low Priced Stocks

The Company’s shares were originally traded on the NASDAQ Exchange in 1996 through 2000 as Gibbs Construction under the trading symbol GBSE prior to that entity’s financial difficulties, after which it was moved to the OTC Pink Sheets. The Company’s trading currently remains limited to the OTC Pink Sheets under the trading symbol ACCA.  The Company’s securities have been thinly traded, and while a trading market for the Company's common stock could develop further with new operations, there can be no assurance that it will do so.

The Securities and Exchange Commission (the “SEC” or “Commission”) has adopted regulations which define a “penny stock” to be any equity security, such as those of the Company, that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. In the event the Company determined to offer its common stock for sale, or elected to utilize its common stock in an acquisition of merger transaction, it would be required to advise the potential purchasers or parties to any such acquisition or merger transaction of the risks of penny stocks. For any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock by a retail customer, of a disclosure schedule prepared by the Securities and Exchange commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker/dealer and the registered representative and current quotations for the securities. Accordingly, market makers may be less inclined to participate in marketing the Company’s securities, which may have an adverse impact upon the liquidity of the Company’s securities.

If the Company were successful in identifying an acquisition or merger target, became successful in actually acquiring or merging with any such target, and was successful in bringing profitable operations to the Company, it would seek to meet the new listing requirements of the NASDAQ Capital market and attempt to return to that Exchange, which listing requirements include minimal capitalization, share price, and other benchmark requirements.  There is no assurance the Company can successfully identify any suitable acquisition or merger candidate, or if successful in identifying a candidate that it can be successful in completing any acquisition or merger, or if successful in completing any acquisition or merger that the Company could be successful in meeting the new listing requirements of the NASDAQ, or if successful in meeting those requirements, that the NASDAQ would accept the Company as a member, or that if the Company were successful in achieving a listing on the NASDAQ exchange that its share values would improve.  Any attempt to return to the NASDAQ Exchange, even if the Company were successful in meeting the requirements to do so, could take as long as two years or more to complete.

No Assurance of Payment of Dividends

Should the Company acquire additional operations, and should the operations of the Company become profitable, it is likely that the Company would retain much or all of its earnings in order to finance future growth and expansion. Therefore, the Company does not presently intend to pay dividends, and it is not likely that any dividends will be paid in the foreseeable future.

Potential Future Capital Needs

Should the Company acquire additional operations, the Company may not be successful in generating sufficient cash from operations or in raising capital in sufficient amounts or on acceptable terms to meet its capital needs. The failure to generate sufficient cash flows or to raise sufficient funds may require the Company to delay or abandon some or all of its development and expansion plans or otherwise forego market opportunities, and may make it difficult for the Company to respond to competitive pressures, any of which could have a material adverse effect on the Company's business, results of operations, and financial condition. While the Company may seek to raise capital through the offering of common stock, there can be no assurance that the proceeds in any such offering will be sufficient to permit the Company to implement its proposed business plan or that any assumptions relating to the implementation of such plan will prove to be accurate. To the extent that the proceeds of any such offering are not sufficient to enable the Company to generate meaningful revenues or achieve profitable operations, the inability to obtain additional financing will have a material adverse effect on the Company. There can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all, or that the Company will be successful in finding new operations.

Implementation of Business Plan

The Company currently does not have sufficient working capital to pursue our business plan in its entirety as described herein. Our ability to implement our business plan will depend on our ability to obtain sufficient working capital and to execute its business plans. No assurance can be given that we will be able to obtain additional capital, or, if available, that such capital will be available at terms acceptable to us, or that we will be able to generate profit from operations, or if profits are generated, that they will be sufficient to carry out our business plans, or that the plans will not be modified.

Limited Discussion and Analysis of Financial Condition and Results of Operations

The Company sold its Augusta auction operations, its only revenue producing operations, in the Augusta, Georgia, area on July 31, 2012, and has accounted for those operations as discontinued effective with its Annual Report on Form 10-K for the year ended December 31, 2011 and on its Quarterly Reports on Form 10-Q for the periods ended March 31, June 30, and September 30, 2012.  Accordingly, the Company will provide only limited components of its operational information in this report’s Discussion and Analysis of Financial Condition and Results of Operations, and has elected to eliminate certain information and comparative results to prior periods in this report, as they would not be reflective of similar results or provide a proper basis for review.

Item 1B. Unresolved Staff Comments

None.

Item 2.    Description of Properties

In the absence of operations since July 31, 2012, the Company currently maintains office and administrative space in Ocala, Florida, at a cost of approximately $600 per month, which it may cancel at any time.

Item 3.    Legal Proceedings

The Company acquired its second auto auction in December 2009, located in Chattanooga, Tennessee.  Following disputes with the seller of those operations and certain related parties, the Company discontinued operations at that location effective August 31, 2010, after which the Company and its CEO, the Seller of the Chattanooga auction, and its related parties entered into litigation in September of that same year. The ongoing litigation between the parties was settled on February 28, 2012. Accordingly, the Company first accounted for those operations as discontinued in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.  These events were further reported in the Company’s Current Report on Form 8-K filed on November 19, 2012, its Amended Annual Report on Form 10-K /A for the period ended December 31, 2009, and its Annual Report on Form 10-K for the period ended December 31, 2010, which described those events in detail, all of which reports are incorporated herein by reference.   The Settlement Agreement and Release did not constitute an admission by any party of any liability or violation of law, and all the parties agreed to a mutual non-disparagement agreement and release from any liabilities or future litigations seeking damages therefor.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our stock has been thinly traded during the past five fiscal years.  Moreover, we do not believe that any institutional or other large scale trading of our stock has occurred, or will in fact occur in the near future.  We are presently traded on the Over the Counter Pink Sheets under the ticker symbol ACCA.  There are currently five market makers who seek to create a market for our stock. The following table sets forth information as reported by the National Association of Securities Dealers Composite Feed or Other Qualified Interdealer Quotation Medium for the high and low bid and ask prices for each of the twelve quarters ending December 31, 2012. The following prices reflect inter-dealer prices without retail markup, markdown or commissions and may not reflect actual transactions.

	Closing Bid		Closing Ask
	High	Low	High	Low
Quarters ending in 2010
March 31	$0.60	$0.0022	$2.00	$0.10
June 30	0.13	0.05	0.99	0.90
September 30	0.21	0.12	0.90	0.90
December 31	$0.21	$0.20	$0.90	$0.60
Quarters ending in 2011
March 31	$0.21	$0.01	$.60	$0.60
June 30	0.10	0.02	6.00	0.599
September 30	0.08	0.032	6.00	0.55
December 31	$0.11	$0.0093	$3.90	$1.98
Quarters ending in 2012
March 31	$0.25	$0.035	$1.96	$1.20
June 30	0.51	0.0501	1.20	0.51
September 30	0.10	0.033	.99	0.99
December 31	$0.10	$0.011	$.99	$0.75

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

At its meeting of directors on February 1, 2007, the Company’s board of directors approved the Acacia Automotive, Inc. 2007 Stock Incentive Plan1 (the “Plan”), which was approved by our stockholders on November 2, 2007, reserving 1,000,000 shares to be issued thereunder in the form of common stock or common stock purchase options.  On July 26, 2012, our shareholders voted to update and extend the Acacia Automotive, Inc. 2007 Stock Incentive Plan, renaming it the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan. Warrants, which may be included as equity compensation, are not a component of the Plan. In resolutions since the implementation of the Plan, the directors granted restricted stock, warrants, and options for compensation summarized as follows as of December 31, 2012:

SUMMARY OF EQUITY COMPENSATION PLANS

Plan Description	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance
Initial Number of Shares and Options Available for Issue Under the Plan1, 3	-	-	1,000,000
Equity Plans Not Approved by Shareholders2	1,425,000	$2.33	1,000,000
Equity Compensation Approved by Security Holders through 12-31-20123	735,000	0.43	2,172,200
Options Forfeited by Former Holders4	(255,000)	0.43	2,427,200
Options Outstanding as of December 31, 2012	480,000	0.43	2,427,200
Warrants Outstanding as of December 31, 2012	1,425,000	2.33	2,427,200
Total Options and Warrants Outstanding as of December 31, 2012	1,905,000	$1.85	2,427,200

1  The Company’s Stock Incentive Plan started with 1,000,000 shares available for issuance, and provides for the number of shares or options available for issue under the Plan to be increased each year.  After first deducting for the number of shares or options issued under the plan each year, the number available is then increased on the first day of each calendar year in an amount equal to 4% of the issued and outstanding common shares as of December 31st immediately preceding the date of such increase, but in no event more than 1,000,000 shares per calendar year. The number of shares by which the Plan increased on January 1, 2012 and 2011 was 462,500 and 462,500 shares, respectively, after adjusting to account for the return of certain shares of the Company’s common stock and the cancellation of certain options to two former directors and officers of the Company (see footnote 3 below).  The number of shares by which the Plan is now considered to have been increased on January 1st in each of the five years from 2008 through 2012 is 478,900, 482,500, 483,300, 462,500 and 462,500, respectively.

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

3   In events occurring on February 28, 2012, two former directors of the Company were required to forfeit 255,000 options under the terms of the Settlement Agreement to litigations between those directors and the Company. Former director Tony Moorby was required by the terms of the Settlement Agreement to forfeit 65,000 common stock purchase options to the Company and former director David Bynum was similarly required by the terms of the Settlement Agreement to forfeit 190,000 common stock purchase options to the Company.  Those 255,000 forfeited options are now considered non-existent and are not allocated against the total options available under the Company’s Acacia Automotive, Inc. 2007 Stock Incentive Plan or its Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan.

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

Shares Cancelled Following Settlement of Litigations

	Common Stock
	Shares	Par Value
Lawsuit settlement 2/28/2012	(520,000)	$(520)

There were no new shares, options, or warrants issued in 2012 or 2011.

Item 6.    Selected Financial Data

Not Applicable

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Limited Discussion

The following summarizes the factors affecting the operating results and financial condition of Acacia Diversified Holdings, Inc., formerly known as Acacia Automotive, Inc. This discussion should be read together with the financial statements and the notes to financial statements included elsewhere in this report. In addition to historical financial information, the following discussion and analysis contain forward-looking statements.

The Company sold its Augusta auction operations, its only revenue producing operations, in the Augusta, Georgia, area on July 31, 2012, and has accounted for those operations as discontinued effective with its Annual Report on Form 10-K for the year ended December 31, 2011 and on its Quarterly Reports on Form 10-Q for the periods ended March 31, June 30, and September 30, 2012.  Accordingly, the Company will provide only limited components of its operational information in this report’s Discussion and Analysis of Financial Condition and Results of Operations, and has elected to eliminate certain information and comparative results to prior periods in this report, as they would not be reflective of similar results or provide a proper basis for review.

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

Executive Overview

With the acquisition of the Augusta Auto Auction on July 10, 2007, the Company commenced operations at that location and conducted its first weekly auction under the Company's ownership and management on July 11th of that year.  The Company's Augusta auction sold vehicles and equipment for automotive dealers and commercial accounts, as well as for the United States Marshals Service.  The Company sold the business and related assets of the Augusta auction on July 31, 2012, and first accounted for those operations as discontinued on its Annual Report of Form 10-K for the year ended December 31, 2011.

The Company acquired its second auto auction in December, 2009, located in Chattanooga, Tennessee.  Following disputes with the seller of those operations and certain related parties, the Company discontinued operations at that location effective August 31, 2010, after which the Company and its CEO, the Seller of the Chattanooga auction, and its related parties entered into litigation in September of that same year. The ongoing litigation between the parties was settled on February 28, 2012.  Accordingly, the Company considered those as discontinued operations effective August 31, 2010, as first accounted for them as discontinued in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.  These events were further reported in the Company’s Current Report on Form 8-K filed on November 19, 2012, its Amended Annual Report on Form 10-K /A for the period ended December 31, 2009, and its Annual Report on Form 10-K for the period ended December 31, 2010, which described those events in detail, and which reports are incorporated herein by reference.  (See Part I, Item 3 – “Legal Proceedings”, and Part II, Item 9B – “Other Information”)

Discussion Regarding the Company’s Consolidated Operating Results

Consolidated Operating Results in 2012 and 2011

In 2012 our consolidated net income was $186,630 compared to a loss of $455,678 in 2011.  This 2012 income was primarily due to a net gain from discontinued operations of $909,411 resulting from the sale of the Company’s Augusta auction operations, offsetting  a loss from continuing operations of $722,781. Our 2012 consolidated costs and expenses were $713,890 compared to $859,606 in 2011.

As a result of the fact that the Company sold the business and related assets of its Acacia Augusta Vehicle Auction subsidiary on July 31, 2012, those operations were have been accounted for as discontinued since the Company’s Annual Report on Form 10-K for the year ending December 31, 2011.

Consolidated employee expense, which included the corporate compensation expenses and the compensation expenses at the auction, fell about 22% from 2011, primarily due to the sale and discontinuation of operations in Augusta.

Consolidated general and administrative expense also decreased by about 11% in 2012, reflecting decreased costs associated with operations at Augusta.

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

The Company looks to its operations to provide cash flow and cash return on our investment.  However, the operating cash flow from our Augusta operation was not sufficient to support the Parent Company’s operations on a consolidated basis as of the close of the fiscal years 2012 and 2011, requiring the intervention of the CEO as stated above.  Going forward, the Company must reduce overhead and costs and/or acquire additional operations sufficient to cover the costs of overheads in order to maintain a positive cash flow.

Following the loss of the Augusta auction’s line of credit at the Wells Fargo Bank in January 2011, he Company’s CEO personally arranged for and guaranteed various interventional financing for the Company to accommodate the Augusta auction’s needs and the Parent Company’s needs, including direct injections of capital, loans from his immediate family and related parties, and further deferral of his salary and expenses.  As a result of those activities by the Company’s CEO, Mr. Sample, the auction’s financial posture was stabilized and it was able to continue its operations.  Over time, the Company increased its deposits as a direct and proximate result of the favorable cash flow of the auction operation until the Augusta auction was sold on July 31, 2012.

On November 6, 2011, the Company identified a potential candidate for sale of its Augusta auction, and entered into a non-binding Letter of Intent for that purpose.  That Letter of Intent was dependent upon the buyers finding success in obtaining financing and other factors.  Following protracted delays in the buyers finding suitable financing, a change in the structure of the buyer’s group, and changes in the original terms of the sale, the buyer’s group completed the purchase on July 31, 2012. Those operations were accounted for as discontinued in the Company’s Annual Report on Form 10-K for the year ending December 31, 2011.  Following the sale of those assets, the Company had no operations or corresponding operating revenues.  As such, the Company will need to raise capital or find new sources of revenues to support its expenses in order to continue as a going concern. (See Part II – Item 9B – “Other Information”)

The Company's cash in fiscal year 2012 prior to the sale of its Augusta auction unit on July 31st was provided by management fee revenues assessed to the Company's Augusta auction operations and by personal financial support from the Company’s CEO.  In that same period, the cash flow from our Augusta operation was sufficient to support those operations, but was not sufficient to also support the Parent Company’s operations on a consolidated basis. Our operations in 2012 did not provide sufficient cash flow to cover our corporate activity on an ongoing basis, essentially our executive officers, administrative overhead, and overhead that includes the cost of lawyers and accountants required to be publicly held.  Following the sale of its Augusta auction, the Company no longer had the income from its operating subsidiary as a source of revenue to meet its expenses. As a result of those deficiencies and the loss of its revenue-producing operations, the Company will have to raise capital or institute or acquire additional operations with revenues sufficient to cover the costs of overheads.  There can be no assurance the Company will be successful in raising capital or identifying appropriate candidates for acquisition of merger, or if it is successful in identifying appropriate candidates, there is no assurance the Company will be successful in completing any acquisitions or mergers.

As of December 31, 2012, the Company had a positive consolidated cash flow of about $189,000 for the year.  This resulted from a negative net cash flow of approximately $1,298,000 used in continuing operations, which was offset by a positive net cash flow of about $1,487,000 provided by discontinued activities.    The Augusta auto auction was sold for $1,237,500, which was the source of the positive cash flow from discontinued operations.

The Company will require substantial infusions of working capital together with a managed cost structure to insure long-term liquidity.  The Company may be compelled to seek infusions of working capital in the form of equity or debt capital, the former being considered most beneficial to the Company, or instituting or acquiring other operations.   There is no assurance the Company will be successful in obtaining infusions of capital to fuel its plans, or that it can be successful in identifying or acquiring other operations.   The Company’s corporate overhead is relatively small by industry standards, and management believes that such expense could ultimately be covered if it were successful in identifying and acquiring new operations.

Stock-Based Compensation

The Company accounts for stock options in accordance with FASB ASC 505, “Equity,” and FASB ASC 718, “Compensation—Stock Compensation.” Accordingly, stock compensation expense has been recognized in the statement of operations for the year ended December 31, 2012 based on the grant date fair value of the options.

Under ASC 718 and 505, the fair value of options is estimated at the date of grant using a Black-Scholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. Volatility is determined using historical stock prices over a period consistent with the expected term of the option.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS No. 123(R)") to account for stock-based compensation under ASC 718 and ASC 605, Compensation-Stock Compensation. The Codification requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date. An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense in 2012 and 2011.  ASC 718 requires cash flows resulting from tax deductions from the exercise of stock options in excess of recognized compensation cost (excess tax benefits) to be classified as financing cash flows. This requirement had no impact on our consolidated statement of cash flows in 2012 and 2011, as no options were exercised. During the years ended December 31, 2012 and 2011, respectively, the Company issued no stock awards to employees.

The Company did not issue any stock options in 2012 or 2011.  However, in calculating its option and warrant expense, the Company relies upon the following parameters:

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

The fair values of options issued are being amortized over the respective vesting periods (primarily four years).  The amortized cost recognized for the years ended December 31, 2012 and 2011 were $48,577 and $62,396, respectively.  Future amortization of the fair value of options is as follows:

Year	Amount
2013	$24,259
2014	$1,700
$25,959

Stock Options

	2012		2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of the year	480,000	$0.43	480,000	$0.43
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	(60,000)	0.48	-
Outstanding at end of year	420,000	0.43	480,000	0.43
Exercisable	388,750	$0.41	$407,500	$0.38

Stock Warrants

The exercisable outstanding stock purchase warrants was 1,826,250 and 1,956,250 for the years ended December 31, 2012 and 2011, with a weighted average exercise price of $2.15 and 2.13, respectively.  The following summarizes the warrant activity in 2012 and 2011.

	2012		2011
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at beginning of the year	1,956,250	$2.13	1,956,250	$2.13
Granted	-	-	1,000,000	3.00
Exercised	-	-	-	-
Forfeited or cancelled	(130,000)	1.77	(1,000,000)	3.00
Expired	-	-	1,956,250	-
Warrants outstanding at end of year	1,826,250	2.15		2.13
Exercisable	1,826,250	$2.15	1,956,250	$2.13

Liquidity and Need for Additional Capital

Overall, our operations were self-funding in 2012 as a result of the cash generated by the Augusta auction until its sale on July 31, 2012, and the gains related to discontinuing operations. The Company ended the year with a positive net cash flow of $189,260. Through July 31, 2012, the Company had accrued compensation of $528,510 owed to Mr. Steven Sample, the Company’s Chief Executive Officer, which remained unpaid as of that date. This deferred compensation represented amounts due to Mr. Sample beginning with January of 2010 and for that entire year, also including all of 2011, and for 2012 through July, those amounts after January 1, 2011, being pursuant to his Employment Agreement.  This deferral of compensation for most of three years reflected an accommodation by Mr. Sample to assist the Company’s liquidity and cash management through those periods, as he had also done in prior years.  Following the closing of the sale of the Augusta auction, the Company paid its obligations to Mr. Sample and others. The Company did not pay Mr. Sample in either preferred or common stock, and does not currently anticipate doing so in the future.

The Company will have to raise capital or acquire new sources of revenues through acquisitions or mergers, and will probably have to raise additional capital to fund those acquisitions.  There can be no assurance the Company will be successful in raising capital or in identifying new acquisition of merger targets, and if it is successful in identifying acquisition or merger candidates, there is no assurance the Company can be successful in completing any of those transactions.

The Company is currently engaged in its plan of seeking to grow through acquisitions, mergers or business combinations.  To succeed in doing so, the Company will require additional capital, which the Company anticipates raising through sale of Common stock.  There is no assurance the Company can be successful in doing so.

The Company did not attempt to secure capital through a private placement of its securities in 2012 or 2011.

The Company anticipates seeking additional capital through the sale of its equity securities, but has not yet determined the size, structure or timing of the contemplated offering, and no guarantees can be made that, should the Company endeavor to sell its equity securities, that it will be able to find willing buyers for such securities. Moreover, as the Company contemplates selling its securities by way of an exemption from registration, there can be no guarantees that the Company will be able to identify suitable buyers to whom the Company may legally offer such securities.  The Company would anticipate using the proceeds from any capital raise to acquire new business operations that could provide revenue streams to meet the Company’s expenses.  The Company has contracted for limited long-term obligations as of December 31, 2012 as set forth in the following table.

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-Term Debt Obligations	$63,025	$39,000	$24,025	$-	$-
Capital Lease Obligations	9,725	9,725	-	-	-
Operating Lease Obligations*	7,452	7,452	-	-	-
Totals	$80,202	$56,177	$24,025	$-	$-

*  The Company rents administrative space in Ocala is on a month-to-month basis at about $600 per month in 2012 and 2011, which has been reflected above as if a lease on an annual basis for one future year.

Financing of Planned Expansions and Other Expenditures

The Company currently has no plans to arrange for financing of planned expansions or other expenditures, but may elect to raise capital through the sale of its securities at a future date.  There can be no assurance the Company can be successful in doing so.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2012.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, particularly our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)

During the fourth quarter of 2012, the Company did not make changes in its internal control.

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

Item 9B.  Other Information

Following the 2007 acquisition of its first auto auction in the Augusta, Georgia area, the Company acquired its second auto auction in December 2009, located in Chattanooga, Tennessee.  Following disputes with the seller of those operations and certain related parties, the Company discontinued operations at that location effective August 31, 2010, after which the Company and its CEO, the Seller of the Chattanooga auction, and its related parties entered into litigation in September of that same year. The ongoing litigation between the parties was settled on February 28, 2012. Accordingly, the Company considered those as discontinued operations effective August 31, 2010, as first accounted for in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.  Those events were further reported in the Company’s Current Report on Form 8-K filed on November 19, 2012, its Amended Annual Report on Form 10-K /A for the period ended December 31, 2009, and its Annual Report on Form 10-K for the period ended December 31, 2010, which described those events in detail, and which reports are incorporated herein by reference. The Settlement Agreement and Release did not constitute an admission by any party of any liability or violation of law. All the parties to the Settlement Agreement agreed to a mutual non-disparagement agreement and release from any liabilities or future litigations seeking damages therefor.   (See Part I, Item 3 – “Legal Proceedings”)

On July 26, 2012, a majority of the shareholders of the Company representing more than 67% of the total votes thereof entered into a series of Written Consent Resolutions in Lieu of a Special Meeting of Shareholders. These included:  (i) the shareholders of the Company voted to change the name of the Company to Acacia Diversified Holdings, Inc., which name became effective on October 18, 2012; (ii) the shareholders of the Company authorized and approved the sale of certain assets of the Company's Acacia Augusta Vehicle Auction, Inc. to Southern Vehicle Auctions, Inc.; (iii) the shareholders of the Company approved an amendment to the Company's Articles of Incorporation as to conform with the newly enacted Texas Business Organizations Code; (iv) the shareholders of the Company voted to authorize to update and extend the Company's Acacia Automotive, Inc. 2007 Stock Incentive Plan and to rename it the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan; (v) the shareholders of the Company voted in favor of extending the employment contract of the Company's CEO for an additional two years; and finally, (vi) the shareholders of the Company authorized the Secretary of the Company to take those steps reasonably necessary for effectuating the foregoing resolutions. Each of the foregoing actions resulting from the Shareholders Resolution were first reported in their entirety on the Company’s Current Report on Form 8-K filed August 27, 2012, which included a true and accurate copy of each of the relevant supporting documents and agreements, all of which is incorporated herein by reference.

On November 6, 2011, the Company identified a potential candidate for sale of its Augusta auction, and entered into a non-binding Letter of Intent for that purpose.  That Letter of Intent was dependent upon the buyers finding success in obtaining financing and other factors.  Following protracted delays in the buyers finding suitable financing, a change in the structure of the buyer’s group, and changes in the original terms of the sale, the buyer’s group completed the purchase on July 31, 2012.  Those operations were first accounted for as discontinued in the Company’s Annual Report on Form 10-K for the year ending December 31, 2011.  Following the sale of those assets, the Company has had no operations or corresponding operating revenues. As such, the Company will need to find new sources of revenues to support its expenses in order to continue as a going concern.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

The directors and executive officers of the Company, and their respective ages, as of December 31, 2012, and positions held with the Company, were as follows:

Name	Age	Position
Steven L. Sample	65	Director, Chairman of the Board, and Chief Executive Officer
Patricia Ann Arnold	56	Secretary

Steven L. Sample became a director and officer of the Company in August 2006 when he was named as a Director and Chief Executive Officer.  From January 2004 through December 2005, he served as Executive Director of Sales for ADESA Corporation, the second-largest automobile auctions conglomerate in North America, when he left ADESA to draft the business plan for his Acacia concept.  From January 2002 through December 2003, he was the General Sales Manager of ADESA’s Ocala, Florida Auto Auction where he was credited for a loss-to-profit turnaround of approximately $1.75 million in the first ten months 2002, followed by continuing profitability in ensuing years. From September 1990 through December 2001, he was employed by Mid-America Auto Auction, an Anglo-American Auto Auction (Anglo-American later being acquired by ADT and renamed ADT Automotive Auctions), which was generally acquired by Manheim Auctions in 2000, with Mr. Sample serving as General Sales Manager and in other strategic capacities.   Mr. Sample was considered by many to be the most successful auction manager in the United States in the rent-a-car industry segment, winning numerous awards from such notables as Alamo Rent-A-Car, National Car Rental, AVIS/Budget Rental Group, Dollar-Thrifty Automotive Rental Group, and others.  Prior to that time, Mr. Sample managed a number of automotive dealerships in various capacities for the big three U.S. automakers and such notable imports as Lamborghini, Maserati, Volkswagen, AMG, and others.

Patricia Ann Arnold was named Secretary of the Company on February 1, 2007.  Since January of 2008 through January of 2013, Ms. Arnold served as Executive Assistant to the Managing Director, Executive Vice President of Operations and Executive Vice President of Development of Lend Lease (US) Public Partnerships LLC (f/k/a Actus Lend Lease). From 2002 through 2007, Ms. Arnold served as a Labor & Employment Paralegal with the law firm of Baker, Donelson, Bearman, Caldwell & Berkowitz; Litigation Paralegal with Stewart Estes and Donell from 1998 to 2002; and, Litigation Paralegal with Manier, Herod, Hollobaugh & Smith, in Nashville, Tennessee. Prior to the Nashville employment, Ms. Arnold was employed in similar positions with law firms in Louisville, Kentucky, since 1984.

Committees of the Board of Directors

As of December 31, 2012, there were no committees of the board of directors by virtue of the fact that Mr. Sample served as the sole director.  The Company anticipates appointing new directors in conjunction with increased activities, including any potential acquisitions or business combinations that may occur in the future.  There can be no assurance the Company will be successful in identifying any new acquisition or merger targets, and is it is successful, there can be no assurance it will be successful in completing any such transaction(s).

Code of Ethics

Given that the Company has had only limited operating history and has been without operations since July 31, 2012, the Company has not adopted a Code of Ethics for the principal executive officer, principal financial officer, or principal accounting officer.

Section 16(a) Beneficial Ownership Reporting Compliance.

There were no common stock options or warrants awarded in 2012 or 2011.

On February 1, 2007, Tony Moorby, an ex-director and President of the Company during 2007 and 2008, was awarded 500,000 shares of the Common stock of the Company.  This transaction was reported on Form 3 on June 15, 2007.   This grant of common stock and various grants of common stock purchase options to Mr. Moorby were subsequently reported on Forms 4.  Similarly, John David Bynum, also an ex-director and Vice-President of the Company from January 2009 until September 2010, had previously been awarded Common stock purchase options as reported on various Forms 3 and 4.  Mr. Moorby and Mr. Bynum ceased to be Directors of the Company following disputes that resulted in their resignations on September 17, 2010 and subsequent litigations by and between the Company and its CEO on the one hand, and the Seller of the Chattanooga auction assets, certain of its principals, Mr. Moorby, and Mr. Bynum on the other hand.  Those litigations were settled in February of 2012.

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

The following table sets forth certain information concerning the compensation earned during the years ended December 31, 2012 and 2011 by the Company's Chief Executive Officer, for whom disclosure is required:

SUMMARY COMPENSATION TABLE

		Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Total
Steven Sample, CEO (1)	2012	$195,000	$110,841	$305,841
Steven Sample, CEO (1)	2011	$185,000	183,222	$368,222

(1)  Mr. Sample became CEO of the Company in 2006 and has continued to serve without interruption. The Company provided automobiles to Mr. Sample in 2011 and 2010, the value of which was less than $10,000 per year.

In 2011, the Company’s independent Compensation Committee took actions which were subsequently ratified by the independent members of the Company’s board of directors, who voted to initiate an Employment Agreement with Mr. Sample effective January 1, 2011, increasing his salary and providing him with an initial bonus and a series of annual bonuses over the next 5 years.  Mr. Sample did not receive any salary increase or employment bonus compensation in 2006, 2007, 2008, 2009, or 2010. On July 26, 2012, a majority of the shareholders representing more than 67% of the voting shares of the Company entered into a series of Written Consent Resolutions in Lieu of a Special Meeting of Shareholders. These included, among other actions, extending the employment contract of the Company's CEO for an additional two years.  The initial bonuses associated with engaging Mr. Sample in an employment agreement in 2011 and the extension thereof in 2012 reflected the Company’s desire to retain its CEO during periods in which his assistance with its liquidity were critical, including the loans he personally acquired for the Company or which he personally guaranteed for the Company. In 2011 and 2010 the Company reimbursed Mr. Sample for interest expenses and other related costs he had incurred in borrowing funds to help the Company maintain liquidity. To again assist with the Company’s liquidity, Mr. Sample agreed to defer all his salary and employment bonus compensation in 2010, 2011, and in 2012 pending an outcome that would provide sufficient capital to the Company such that it could settle past due compensation amounts. At July 31, 2012, the Company owed Mr. Sample compensation of $528,510 accrued since the beginning of 2010, which remained unpaid as of that date and which was finally settled following the sale of the Augusta auction. The Company has not paid any compensation to Mr. Sample in the form of common or preferred stock, and there is currently no plan to do so.

Option Tables

The following table sets forth certain information concerning grants of options to purchase shares of common stock of the Company made during the last completed fiscal year to the executive officers named in the Summary Compensation Table.

EXECUTIVE STOCK OPTION GRANTS
(YEAR ENDED DECEMBER 31, 2012)

	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options Unexercisable	Weighted Average Per Share Exercise Price	Expiration Dates
None (1)	-	-	-	-

(1) No new options or warrants were issued in 2012 or 2011.

The following table sets forth certain information concerning grants of options to purchase shares of common stock of the Company made prior to the last completed fiscal year to the executive officers named in the Summary Compensation Table.

EXECUTIVE STOCK OPTION GRANTS
(YEARS ENDED DECEMBER 31, 2011 AND EARLIER)

	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options Unexercisable	Weighted Average Per Share Exercise Price	Expiration Dates
Steven L. Sample1, 2	475,000	-	1.00	5/29/2017
	950,000	-	3.00	12/30/2016
Patricia Arnold	10,000	-	0.01	2/1/2017

1 475,000 common stock purchase warrants, not common stock options, issued in 2007 for conversion of preferred stock and not issued as compensation.
2 950,000 common stock purchase warrants, not common stock options, issued in 2010 for conversion of preferred stock in 2007 and considered to have expired in 2010, but a like amount issued in that same year, and not issued as compensation.

No new options or warrants were issued in 2012 or 2011.

Director Compensation

Since February 1, 2007, directors of the Company have served without compensation except under the Acacia Automotive, Inc. 2007 Stock Incentive Plan adopted on that same date for which each non-employee director of the Company was granted an option to acquire an initial 10,000 shares of common stock upon his appointment or election to the board, and 15,000 additional options were granted upon election to a full term and annually thereafter.  The Company suspended the issuance of options as compensation to its directors effective with 2011, and as such issued no options as director compensation in 2012 or 2011.  In July 2012, the shareholders of the Company ratified the renaming of the Plan to the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan, and an extension of the term thereof.  No new options have been issued under either Plan since 2010.

The following table sets forth certain information regarding the equity compensation for directors for the fiscal years ended December 31, 2012 and 2011:

	Dollar Amount Recognized for Financial Reporting Purposes
	2012	2011
Steven L. Sample (1)	$-	$-
Danny Gibbs (2)	12,560	6,300
James C. Hunter, MD (3)	9,358	4,200
V. Weldon Hewitt (2)	10,280	4,200
Frank Lawrence (4)	4,063	2,800
Total	$36,261	$17,500

Upon a change of control, all outstanding options granted to executive officers and directors vest.  In 2012 the Company took actions waiving the termination of stock option vesting for directors that left the Company in 2011.

(1)  Continues to serve as the Company’s sole director as of December 31, 2012
(2)  Served on the Company’s board of directors until September 29, 2011
(3)  Served on the Company’s board of directors until September 28, 2011
(4)  Served on the Company’s board of directors until September 30, 2011.  This figure of $2,800 is net of 12,300 unvested options held by Mr. Frank J. Lawrence, a former director of the Company, but which expired following his passing in 2012

Benefit Plans

As a part of the change of control resulting in the emergence of Acacia Automotive, Inc. from the former Gibbs Construction, Inc. in 2007, all stock option plans and warrants existing prior to the change of name and change of control to Acacia’s management in 2007 were canceled.  At the board of directors meeting held on February 1, 2007, the Company adopted a new stock incentive plan.  Awards of options made after that date were in congruence with the Acacia Automotive, Inc. 2007 Stock Incentive Plan.  On July 26, 2012, a majority of the shareholders representing more than 67% of the votes of the Company voted to extend the Company’s stock incentive plan and rename it the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan. The Company provides health, disability, and life insurance plans for its employees, and provides certain additional benefits to its CEO as are consistent for persons serving in that capacity and as are set forth in his employment agreement as approved by the Company’s Compensation Committee and its full board of directors effective January 2011, and as thereafter extended and ratified by the majority of the shareholders representing more than 67% of the votes of the Company on July 26, 2012.  (See Item 12. - “Change of Control”)

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 31, 2012, the ownership of common stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the Company's common stock, (ii) each director of the Company, and (iii) all directors and officers as a group.  Except as otherwise indicated, each stockholder identified in the table possesses sole dispositive voting and investment power with respect to its or his shares.

Shares Owned
Name and Address of	Number of
Beneficial Owner	Shares	Percent
Steven L. Sample 1	5,655,214	48.9%
Patricia Ann Arnold 2	55,000	0.5%
Gwendolyn Sample 3	937,000	8.0%
All directors and officers as a group (two persons)	5,710,214	49.4%

1  Excludes 1,425,000 warrants held by Mr. Sample issued in exchange for converting all his shares of the Company’s preferred stock to common stock in 2007, and not for compensation.  (See Item 12 - “Change of Control”).   Mr. Sample disclaims any beneficial ownership of any securities owned by others, and disclaims any beneficial ownership by others of any securities he owns.

2  Excludes options to purchase 10,000 shares of common stock at a weighted average exercise price of $0.01 per share.

3  Excludes options to purchase 35,000 shares of common stock at a weighted average exercise price of $0.23 per share.  Mrs. Sample disclaims any beneficial ownership of any securities owned by others, and disclaims any beneficial ownership by others of any securities she owns.

Unless otherwise indicated, the address for each of the above named individuals is 3512 East Silver Springs Boulevard - #243, Ocala, FL  34470.

Change of Control

None.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

In 2006 the board of directors named Gwendolyn Sample as the Company’s assistant secretary and on February 1, 2007, granted her an option to acquire 5,000 shares of Common stock for $0.01 per share.  On November 6, 2009, the Company granted her options to purchase 20,000 shares for $0.10 per share, and on December 23, 2010, she was awarded options to acquire 10,000 additional shares at $0.60 per share.  Ms. Sample is the spouse of Steven L. Sample.  In addition, the board of directors awarded L. Palmer Sample, an IT and MIS professional, 10,000 shares of restricted common stock for work performed in installing and maintaining the company’s computer network system as well as creating, hosting, and maintaining the Company’s e-mail system and Internet web site.  On November 2, 2007, he was awarded 10,000 options to purchase common stock for $0.80 per share, and on November 6, 2009, was granted options to purchase 5,000 shares of common stock for $0.10 per share, and on December 23, 2010 was awarded 10,000 options to purchase Common stock at $0.60 per share.  Palmer is the son of Steven L. Sample.  Mr. Sample’s spouse and his son disclaim any beneficial ownership by Mr. Sample of any securities they own, and they disclaim any beneficial ownership of any securities he owns.

Mr. Sample became CEO of the Company in 2006.  On many occasions since that time he has personally borrowed funds for the benefit of the Company, and has pledged his own assets in personally guaranteeing various lines of credit, loans, notes, and obligations for the Company. In addition to those actions geared to the direct benefit of the Company and its liquidity, he has also borrowed on his own accounts to mitigate periods when the Company deferred payment of his salary and expenses as a means to help the Company conserve cash and maintain liquidity.  Mr. Sample disclaims any beneficial ownership of any securities owned by others, and disclaims any beneficial ownership by others of any securities he owns.

Director Independence

As a result of the fact that the Company currently has only a single director, we believe that we are not independent in accordance with the guidelines for director independence as specified in the Company Guide of the American Stock Exchange, a guide that permits smaller reporting companies, as we are, to have specified committees containing one director that is not independent. As the Company’s sole director and an employee-officer of the Company, Mr. Sample is not considered to be independent. Accordingly, the Company believes it currently lacks independent directors and lacks independent committees for compensation, audits, and nomination of directors.

The Company anticipates appointing new directors in conjunction with increased activities, including any potential acquisitions or business combinations that may occur in the future.  There is no assurance the Company will be successful in identifying any new acquisition or merger targets, and is it is successful, there can be no assurance it can be successful in completing any such transaction(s).

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

The Company has no other full-time corporate  except for its President and CEO, who devotes the majority of his business time and efforts to the management and direction of the Company.  As such, there is not now, nor has there previously been considered to be, any material conflict of interest on his part.

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

Item 14.  Principle Accountant Fees and Services

The following is a summary of the aggregate fees billed to us for fiscal 2012 by KWCO, PC:

Audit Fees

Fees for audit services totaled approximately $106,546 in 2012 and $44,284 in 2011, including fees for professional services for the audit of our annual financial statements and for the reviews of the financial statements included in each of our quarterly reports on Form 10-Q or Form 8-K.

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
(Formerly Acacia Automotive, Inc.)
Ocala, Florida

 We have audited the accompanying consolidated balance sheets of Acacia Diversified Holdings, Inc. (Formerly Acacia Automotive, Inc.) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acacia Diversified Holdings, Inc. as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KWCO, PC

KWCO, PC
Odessa, Texas
March 28, 2013

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$189,260	$-
Accounts receivable	7,500	-
Deposits and prepaid expenses	4,107	2,576
Assets of discontinued operations	-	980,138
Total Current Assets	200,867	982,714
Property and Equipment, net of accumulated depreciation of $28,649 and $46,729 in 2012 and 2011, respectively	25,738	48,396
Total Assets	$226,605	$1,031,110

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Cash overdraft	$-	$488
Accounts payable	46,967	196,841
Accrued liabilities	49,044	424,592
Shareholder payable	4,270	56,743
Capital lease obligations, current portion	9,234	23,133
Note payable, current portion	39,000	39,000
Liabilities of discontinued operations	-	401,620
Total Current Liabilities	148,515	1,142,417
Noncurrent Liabilities
Capital lease obligations, less current portion	-	8,471
Notes payable, less current portion	24,025	61,364
Total Liabilities	172,540	1,212,252

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 150,000,000 shares authorized; 11,562,524 shares issued and outstanding	11,562	11,562
Additional paid-in capital	11,553,491	11,504,914
Retained deficit	(11,510,988)	(11,697,618)
Total Stockholders’ Equity (Deficit)	54,065	(181,142)
Total Liabilities & Stockholders’ Equity (Deficit)	$226,605	$1,031,110

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Revenues	$-	$-

Costs and expenses
Employee compensation	362,095	461,361
General and administrative	335,442	381,100
Depreciation and amortization	16,353	17,145
Loss on sale of assets	11,861	-
Total costs and expenses	725,751	859,606

Operating income (loss) before other income (expense) and income taxes	(725,751)	(859,606)

Other income (expense)
Other income	305	118
Interest income (expense)	2,665	(12,661)

Total other income (expense)	2,970	(12,543)
Loss before income taxes	(722,781)	(872,149)
Income taxes	-	-
Loss from continuing operations	(722,781)	(872,149)

Gain on discontinued operations
Gain (loss) on discontinued operations	337,432	416,471
Gain on disposition of discontinued operations	571,979	-
Net gain (loss) from discontinued operations	909,411	416,471
Net income (loss)	186,630	(455,678)

Basic and diluted loss per share
Loss from continuing operations	$(0.06)	$(0.08)
Income from discontinued operations, net	0.08	0.04
Net income (loss)	0.02	(0.04)
Weighted average number of common shares outstanding	11,562,524	11,562,524

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Stock		Additional Paid-in	Retained
	Shares	Par Value	Capital	Deficit	Total
Balance December 31, 2010	11,562,524	$11,562	$11,442,518	$(11,241,940)	$212,140

Stock options and stock warrants issued for compensation	-	-	62,396	-	62,396
Net Loss	-	-	-	(455,678)	(455,678)

Balance December 31, 2011	11,562,524	$11,562	$11,504,914	$(11,697,618)	$(181,142)

Stock options and stock warrants issued for compensation	-	-	48,577	-	48,577
Net Gain	-	-	-	186,630	186,630

Balance December 31, 2012	11,562,524	$11,562	$11,553,491	$(11,510,988)	$54,065

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
Cash flows from operating activities
Net income (loss)	$186,630	$(455,678)
Less (income) loss from discontinued operations, net of income taxes	(909,411)	(416,471)
Net income (loss) before discontinued operations	(722,781)	(872,149)
Adjustments to reconcile net loss to net cash used in operating activities
Settlement of indebtedness and lawsuits	-	-
Depreciation and amortization	16,353	17,145
Stock options and stock warrants issued for services	48,577	62,396
Loss on sale of assets	11,861	-
Changes in operating assets and liabilities
Accounts receivable	(7,500)	-
Deposits and prepaid expenses	(1,531)	(1,635)
Accounts payable	(149,874)	63,698
Accrued liabilities	(375,548)	347,366
Shareholder payable	(52,473)	(42,331)
Cash flow provided by (used in) continuing activities	(1,232,916)	(425,510)
Cash flow provided by (used in) discontinued activities	253,329	458,429
Net cash flow provided by (used in) operating activities	(979,587)	32,919
Cash flows provided by (used from) investing activities
Proceeds from sale of assets	13,318	-
Purchase of equipment/leasehold improvements	(18,874)	-
Cash flow provided by (used in) continuing activities	(5,556)	-
Cash flow provided by (used in) discontinued activities	1,240,411	(1,278)
Net cash flow provided by (used in) investing activities	1,234,855	(1,278)
Cash flows from financing activities
Cash overdrafts	(488)	488
Note payable, payments	(37,339)	100,364
Capital lease payments	(22,370)	(18,090)
Cash flow provided by (used in) continuing activities	(60,197)	82,762
Cash flow provided by (used in) discontinued activities	(5,811)	(123,615)
Net cash flow provided by (used in) financing activities	(66,008)	(40,853)
Net increase (decrease) in cash and cash equivalents	189,260	(9,212)
Cash, beginning of year	-	9,212
Cash, end of year	$189,260	$-

Supplemental disclosure of cash flow information
Cash paid during period for:
Interest	$-	$12,661
Income tax	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 1 - THE COMPANY

Acacia Diversified Holdings, Inc., formerly known as Acacia Automotive, Inc., (“Acacia” or the “Company”) was engaged in acquiring and operating auctions that sell automobiles, trucks, equipment, boats, motor homes, RVs, and other related vehicles until July 31, 2012.  As of December 31, 2012, the Company has no revenue-producing operations.

In June of 2007 the Company raised capital through a private placement offering that enabled it to acquire for Common stock in July of that same year the assets and business of Augusta Auto Auction, Inc, in North Augusta, South Carolina.  This wholly-owned subsidiary, doing business as Acacia Augusta Vehicle Auction, Inc., became the first operations of Acacia Automotive, Inc.

In December of 2009, the Company acquired the assets and business of Chattanooga Auto Auction Limited Liability Company in Chattanooga, Tennessee.   This wholly-owned subsidiary, doing business as Acacia Chattanooga Vehicle Auction, Inc., became the second operations of Acacia Automotive, Inc., and was subsequently discontinued on August 31, 2010 following litigations between the Company and the seller of the Chattanooga assets.  Those litigations were settled on February 28, 2012.

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

On July 31, 2012, the Company sold the Augusta auction, first accounting for those operations as discontinued on its Annual Report on Form 10-K for the period ended December 31, 2011.  Following the sale and disposal of those assets on July 31, 2012 the Company had no revenue producing operations, and is currently investigating opportunities for mergers, acquisitions, or other business combinations.

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

CONSOLIDATION – The Company had one wholly-owned subsidiary, Acacia Augusta Vehicle Auction, Inc., until July 31, 2012, when that subsidiary was sold, and is accounted for as a discontinued operation at December 31, 2012 and 2011. All significant intercompany accounts are eliminated in consolidation.

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
DECEMBER 31, 2012 AND 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

EQUIPMENT AND VEHICLES – Equipment and vehicles are stated at cost less accumulated depreciation.  Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives, which are generally three to fifteen years.  After accounting for discontinued operations, depreciation expense for the years ended December 31, 2012 and 2011 totaled $16,353 and $17,145, respectively.

CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company maintains cash balances at financial institutions, which have at times exceed federally insured amounts. The Company has not experienced any material losses in such accounts.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the options at December 31, 2012 and 2011, was as follows:

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Year Ended December 31, 2012
2012 Stock Options	$-	$48,577	$-	$48,577
Year Ended December 31, 2011
2011 Stock Options	$-	$62,396	$-	$62,396

Options were valued using the Black-Scholes model.

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

RECLASSIFICATIONS – Certain reclassifications have been made to previously reported amounts, so that the prior year’s presentation is comparative with the current year’s presentation.

COMPENSATED ABSENCES - The Company has not accrued a liability in accordance with FAS 43 (ASC 710), as the amount of the liability cannot be reasonably estimated at December 31, 2012 and 2011.

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

ADVERTISING COSTS - Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2012 and 2011 amounted to $6,282 and $66,166, respectively.

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

Prior to selling its Augusta auction on July 31, 2012, the Company had stored a significant number of automobiles, trucks, boats and recreational vehicles owned by various customers and consigned to the Company to be auctioned.  The Company was contingently liable for each consigned units until the eventual sale or other disposition; however, the Company was generally not liable for damage related to severe weather conditions, natural disasters or other factors outside of the Company’s control.  Loss was possible; however, no losses occurred and management is no longer required to estimate a range of losses that could occur.  Individual stop loss and aggregate insurance coverage was maintained on the consigned units.  Those vehicles were consigned to the Company and were not included in the consolidated balance sheets.  The Company discontinued operations at the remaining Augusta auction subsidiary following its sale on July 31, 2012. The Company did not experience any losses in these categories prior to discontinuation of those operations.

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
DECEMBER 31, 2012 AND 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

STOCK BASED COMPENSATION - The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS No. 123(R)") to account for stock-based compensation under ASC 718 and ASC 605, Compensation-Stock Compensation. The Codification requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date. An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense in 2012 and 2011.  ASC 718 requires cash flows resulting from tax deductions from the exercise of stock options in excess of recognized compensation cost (excess tax benefits) to be classified as financing cash flows. This requirement had no impact on our consolidated statement of cash flows in 2012 and 2011, as no options were exercised. During the years ended December 31, 2012 and 2011, respectively, the Company issued no stock awards to employees and issued no stock options or warrants in 2012 or 2011.

The Black-Sholes model assumptions in previous calculations included:

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

The fair values of options issued are being amortized over the respective vesting periods (primarily four years).  The amortized cost recognized for the years ended December 31, 2012 and 2011 were $48,577 and $62,396, respectively.  Future amortization of the fair value of options is as follows:

Year	Amount
2013	24,259
2014	1,700
$25,959

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Stock Options

	2012		2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	480,000	$0.43	480,000	$0.43
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	(60,000)	0.48	-	-
Outstanding at end of year	420,000	0.42	480,000	0.43
Exercisable	388,750	$0.41	407,500	$0.40

Stock Warrants

The exercisable outstanding stock purchase warrants was 1,826,250 and 1,956,250 for the years ended December 31, 2012 and 2011, with a weighted average exercise price of $2.15 and 2.13, respectively.  The following summarizes the warrant activity in 2012 and 2011.

	2012		2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	1,956,250	$2.13	1,956,250	$2.13
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	(130,000)	1.77	-	-
Expired	-	-	-	-
Outstanding at end of year	1,826,250	2.15	1,956,250	2.13
Exercisable	1,826,250	$2.15	1,956,250	$2.13

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

IMPAIRMENT OF LONG-LIVED ASSETS – In accordance with ASC Topic360-10-05, “Impairment or Disposal of Long-Lived Assets”, the Company evaluates the carrying value of property, plant and equipment and definite-lived assets whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from operations.  If an impairment exists, the net book values are reduced to fair values as warranted.

RECENT ACCOUNTING PRONOUNCEMENTS – The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

From 2007 through the end of its fiscal 2010, the Company granted 10,000 common share stock purchase options to each of its outside directors upon their appointment in accordance to the Stock Incentive Plan for 2007. Additionally, 15,000 common share purchase options were granted to each eligible director for each year of elected annual service to the Company, as well as other options for services on committees of the board of directors or for acting as chairs thereof.   On December 30, 2010, the Company’s board of directors voted to temporarily suspend director compensation, including the issuance of common stock purchase options, to its members effective January 1, 2011.  As such, the Company did not issue any common stock purchase options in 2012 and 2011.

In 2010, 1,000,000 warrants to purchase common stock were issued to officers of the Company and related parties in exchange for preferred shares they exchanged in 2007.  Those warrants were considered to have expired in 2010 due to ambiguous language, and those new warrants were issued in that same year.   Those warrants were valued at $122,734.

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

Additions and expenditures for improving or rebuilding existing assets that extend the useful life are capitalized. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the shorter of their economic lives or the lease term including any renewals that are reasonably assured. Property and equipment consisted of the following at December 31, 2012 and 2011:

	2012	2011
Vehicles	$-	$29,254
Computer equipment	37,463	37,463
Furniture & fixtures	750	11,083
Other equipment & software	16,174	17,325
Total property and equipment	54,387	95,125
Less accumulated depreciation	(28,649)	(46,729)
Net property and equipment	$25,738	$48,396

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 4 - EQUIPMENT AND VEHICLES - (Continued)

Equipment and vehicles acquired by capitalized leases and included in the above summary are set forth as follows at December 31, 2012 and 2011:

	2012	2011
Cost	$37,463	$66,717
Accumulated Depreciation	(20,515)	(28,624)
	$16,948	$38,093

NOTE 5 - INCOME TAXES

As of December 31, 2012 and 2011 the Company had net operating loss carryforwards of approximately $12,140,000 and $12,254,000 respectively, which will expire beginning in 2017.  A valuation allowance has been provided for the deferred tax asset as it is uncertain whether the Company will have future taxable income. A reconciliation of the benefit for income taxes with amounts determined by applying the statutory federal income rate of (34%) to the loss before income taxes is as follows:

	2012	2011
Net Operating Income (Loss)	$186,630	$(455,678)
Benefit (expense) for income taxes computed using the statutory rate of 34%	(63,454)	154,931
Non-deductible expense	(141)	(23,801)
Change in valuation allowance	63,595	(131,130)
Provision for income taxes	$-	$-

Significant components of the Company's deferred tax liabilities and assets at December 31, 2012 and 2011 are as follows:

	2012	2011
Tax operating loss carryforwards	$4,127,812	$4,166,545
Intangible assets	-	82,466
Total deferred tax assets	4,127,812	4,249,011
Deferred tax liabilities
Depreciation	(18,125)	(32,079)
Goodwill	-	(43,650)
Total deferred tax liabilities	(18,125)	(75,729)
Net deferred tax assets	4,109,687	4,173,282
Valuation allowance	(4,109,687)	(4,173,282)
	$-	$-

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 6 - STOCKHOLDERS’ EQUITY

Warrants and Options

The Company did not issue any common stock purchase warrants or common stock purchase options in 2012 or 2011.

Common Stock

On December 23, 2009, 20,000 shares of Common stock were issued to two affiliates of Chattanooga Auto Auction Limited Liability Company, the entity from which the Company acquired the assets of the Chattanooga Auction.  The stock was valued at $2,800 based upon the historic weighted average price per share for the most recent equivalent trading volume. The Company subsequently engaged in litigations against those individuals, who also claimed to have not received the shares.  In the final settlement of the litigations, those 20,000 shares were cancelled and returned to the Company’s treasury in April of 2012.  As a further part of the settlement to that litigation, Tony Moorby, an ex officer and director of the Company, was required to return to the Company for cancellation the 500,000 shares of common stock he was awarded in 2007 relative to his hiring.  The cumulative effect of these transactions was that 520,000 shares of the Company’s common stock were cancelled in 2012 as a result of the litigation settlement. As a further part of the litigation settlement, the Company cancelled 65,000 common stock purchase options previously issued to Mr. Moorby, and 190,000 common stock purchase options previously issued to Mr. David Bynum, also a former officer and director of the Company.  The Company accounted for those transactions on its Annual Report on Form 10-K for the year ended December 31, 2010.  Otherwise, there were no common stock issuances or cancellations by the Company in 2012 or 2011.

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
DECEMBER 31, 2012 AND 2011

NOTE 7 - DISCONTINUED OPERATIONS - (Continued)

The following is a summary of financial information related to our discontinued operations for the nine months ended September 30, 2012 and the year ended December 31, 2011.

	Period Ended September 30, 2012			Year Ended December 31, 2011
	Augusta	Chattanooga	Total	Augusta	Chattanooga	Total
Net Revenue	$935,876	$-	$935,876	$1,483,382	$-	$1,483,382
Costs and Expenses
Costs of fees earned	129,366	-	129,366	208,879	-	208,879
Employee compensation	240,363	-	240,363	411,785	-	411,785
General and administrative	185,349	-	185,349	368,346	-	368,346
(Gain) loss on sale of assets	2,214	-	2,214	-	-	-
Depreciation and amortization	35,430	-	35,430	64,816	-	64,816
Interest expense	5,722	-	5,722	13,085	-	13,085
Total costs and expenses	598,444	-	598,444	1,066,911	-	1,066,911
Income (loss) on discontinued operations, net of taxes	337,432	-	337,432	416,471	-	416,471
Gain on disposition of discontinued operations, net	571,979	-	571,979	-	-	-
Total loss on discontinued operations, net of taxes	$909,411	$-	$909,411	$416,471	$-	$416,471

	Period Ended September 30, 2012			Period Ended December 31, 2011
	Augusta	Chattanooga	Total	Augusta	Chattanooga	Total
Current assets
Cash and cash equivalents	$-	$-	$-	$118,844	$-	$118,844
Accounts receivable	-	-	-	126,421	-	126,421
Prepaids and deposits	-	-	-	28,799	-	28,799
Property and equipment, net of depreciation	-	-	-	71,895	-	71,895
Goodwill	-	-	-	427,929	-	427,929
Intangibles	-	-	-	206,250	-	206,250
Total Assets	$-	$-	$-	$980,138	$-	$980,138

Current liabilities
Cash overdraft	-	-	-	-	-	-
Accounts payable and accrued liabilities	-	-	-	245,806	150,000	395,806
Notes payable	-	-	-	-	-	-
Leases payable	-	-	-	5,814	-	5,814
Total Liabilities	$-	$-	$-	$251,620	$150,000	$401,620

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 7 - DISCONTINUED OPERATIONS - (Continued)

The gain on discontinued operations at Augusta was determined as follows as of December 31, 2012:

Sale Price	$1,237,500
Assets	(665,521)
Gain on Disposition	$571,979

The Company sold the Acacia Augusta Vehicle Auction, Inc. business on July 31, 2012, and the amounts reflected above represent the assets and liabilities of the Augusta auction as of that date.

 NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2012 and 2011:

	2012	2011
Accrued payroll and benefits	$40,000	$358,510
Accrued expenses - other	9,044	66,082
	$49,044	$424,592

NOTE 9 - NON-CASH INVESTING AND FINANCING ACTIVITIES

During 2012 and 2011, the Company had no non-cash investing and financing activities.

NOTE 10 - OPERATING LEASES

In 2012, the Company leased its Augusta Auto Auction facility on a month-to-month basis until that auction was sold on July 31, 2012.  That rent was $2,975 per month. During the period of its 2012 operations, Augusta Auto Auction also rented an indoor storage facility and additional parking across the street from the auction at the rate of $1,283 per month. Total annual rent expense at the Augusta Auction operation amounted to $29,775 and $51,100 for the years ended December 31, 2012 and 2011.  With the disposal of the Augusta auction business and its related assets on July 31, 2012, those lease obligations were extinguished. The Company also rents administrative space in Ocala, Florida on a month-to-month basis at $621 per month, and can cancel that obligation at any time.

ACACIA DIVERSIFIED HOLDINGS, INC.
(FORMERLY ACACIA AUTOMOTIVE, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 11 - CAPITAL LEASES AND NOTE PAYABLE

The following are capital leases outstanding as of December 31, 2012 and 2011:

	2012	2011
VAR Resources, Inc. – monthly payments of $269, including interest of 13.63% secured by computer equipment, matures August 31, 2013	$2,156	$5,390

IBM Credit, Inc. – Monthly payments of $ 84, including interest at 15.24% secured by computer equipment, matures January 31, 2012	-	84

Marple Fleet Leasing – Monthly payments of $710, including interest of 10.21%, secured by two vehicles, each with a residual value of $ 2,925, matured October 1, 2012	-	12,994

VAR Resources, Inc – Monthly payments of $841, including interest at 13.85% secured by computer equipment, matures August 31, 2013	7,569	16,820

Total payments under capital lease	9,725	35,288
Less amounts applicable to interest	(491)	(3,684)
	9,234	31,604
Less current portion	(9,234)	(23,133)
	$-	$8,471

Future minimum lease payments under capital leases are:

2013	$9,725
2014	-
$9,725

In December 2011 an extended family member of the Company’s CEO loaned the Company $100,582.  The loan has a 6% rate of interest and is repayable at the rate of $39,000 per year. The loan is unsecured.

NOTE 12 - GOING CONCERN

In July 2012, the Company sold the Augusta auction at a significant gain.  However, the proceeds were insufficient to provide long-term operating capital. As of December 31, 2012, the Company had limited liquid assets and no revenues. As such, and without finding new sources of revenue, the Company will in a short period of time find itself unable to continue to meet its obligations as they come due.  These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans include attempting to find additional operational businesses to buy and raising funds from the public through a stock offering. Management intends to make every effort to identify and develop sources of funds.  There can be no assurance that Management’s plans will be successful and should they not be, the Company may be compelled to cease operations.

NOTE 13 - SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855, which establishes general standards of accounting for and disclosure of events after the balance sheet date but before financial statements are issued or are available to be issued.  Accordingly, the Company evaluated subsequent events through March 28, 2013, the date the financial statements were issued, and determined that there were no other items to disclose.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acacia Diversified Holdings, Inc. (Formerly Acacia Automotive, Inc.)

Date: March 28, 2013	By:	/s/ Steven L. Sample
Steven L. Sample
CEO, President, and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven L. Sample	Director	March 28, 2013
Steven L. Sample