Form 10-Q
period 2013-03-31
Acacia Diversified Holdings, Inc.
filed 2013-05-10
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2013:  11,562,524.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (Unaudited)	December 31, 2012 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$41,990	$189,260
Accounts receivable	-	7,500
Deposits and prepaid expenses	2,524	4,107
Total Current Assets	44,514	200,867
Property and equipment, net of accumulated depreciation of $31,416 and $28,649 in 2013 and 2012, respectively	22,971	25,738
Total Assets	$67,485	$226,605

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	117,015	46,967
Accrued liabilities	25,456	49,044
Shareholder payable	4,270	4,270
Capital lease obligations, current portion	6,150	9,234
Note payable, current portion	39,000	39,000
Total Current Liabilities	191,891	148,515
Noncurrent Liabilities
Notes payable, less current portion	11,025	24,025
Total liabilities	202,916	172,540

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 150,000,000 shares authorized; 11,562,524 shares issued and outstanding	11,562	11,562
Additional paid-in capital	11,560,539	11,553,491
Retained Deficit	(11,707,532)	(11,510,988)
Total Stockholders' Equity (Deficit)	(135,431)	54,065
Total Liabilities and Stockholders' Equity (Deficit)	$67,485	$226,605

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

	2013	2012

Revenues	$-	$-
Costs and expenses
Employee compensation	72,931	83,973
General and administrative	125,437	91,741
Depreciation and amortization	2,767	1,446
Total costs and expenses	201,135	177,160
Operating income (loss) before other income (expense) and income taxes	$(201,135)	$(177,160)
Other income (expense)
Other income	7,000	-
Interest expense	(2,409)	(904)
Total other income (expense)	4,591	(904)
Income (loss) before income taxes	(196,544)	(178,064)
Income taxes	-	-
Income (loss) from continuing operations	$(196,544)	$(178,064)
Gain on discontinued operations
Gain on discontinued operations	-	200,180
Net income (loss)	$(196,544)	$22,116
Basic and diluted loss per share
Loss from continuing operations	$(0.02)	$(0.02)
Income from discontinued operations	-	0.02
Net income (loss)	$(0.02)	$0.00
Weighted average number of common shares outstanding	11,562,524	11,562,524

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

	2013	2012

Net income (loss)	$(196,544)	$22,116
Less (income) from discontinued operations, net of income taxes	-	(200,180)
Net income (loss) before discontinued operations	(196,544)	(178,064)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,767	1,446
Stock options and warrants issued for services	7,048	14,174
Changes in operating assets and liabilities
Accounts receivable	7,500	-
Shareholder payable	-	(20,326)
Deposits and prepaid expenses	1,583	310
Accounts payable	70,048	20,637
Accrued liabilities	(23,588)	56,883
Cash flow provided by (used in) continuing activities	(131,186)	(104,940)
Cash flow provided by (used in) discontinuing activities	-	117,577
Net cash flows provided by (used in) operating activities	(131,186)	12,637
Cash flows provided by (used in) investing activities
Proceeds from sale of assets	-	-
Purchase of property and equipment	-	-
Cash flow provided by (used in) continuing activities	-	-
Cash flow provided by (used in) discontinuing activities	-	-
Net cash flows provided by (used in) from investing activities	-	-
Cash flows provided by (used in) from financing activities
Cash overdrafts	-	(488)
Note payable payments	(13,000)	(3,659)
Capital lease payments	(3,084)	(4,603)
Cash flow provided by (used in) continuing activities	(16,084)	(8,750)
Cash flow provided by (used in) discontinuing activities	-	(939)
Net cash flows provided by (used in) by financing activities	(16,084)	(9,689)
Net increase (decrease) in cash and cash equivalents	(147,270)	2,948
Cash, beginning of period	189,260	-
Cash, end of period	$41,990	$2,948

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$2,409	$904
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012

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

On July 31, 2012, the Company sold its Augusta auction business, first accounting for those operations as discontinued effective with its Annual Report on Form 10-K for the year ended December 31, 2011. As of July 31, 2012, the Company is without revenue-producing operations, and is evaluating opportunities for new mergers, acquisitions, or business combinations.

BASIS OF PRESENTATION - The Company has elected to prepare its financial statements in accordance with generally accepted accounting principles in the United States (GAAP) with December 31, as its year-end.  The consolidated financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for annual financial information and with the instructions to Form 10-Q and Article 10 of Regulation SX.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim period have been included.  All such adjustments are of a normal and recurring nature.  These interim results are not necessarily indicative of results for a full year.  These unaudited consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

CONSOLIDATION – In 2012, the Company had one wholly owned subsidiary, Acacia Augusta Vehicle Auction, Inc., that was sold on July 31, 2012, and has been reported as discontinued operations beginning with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  All significant intercompany accounts are eliminated in consolidation. The Company currently has no subsidiaries.

NOTE 2 – GOING CONCERN

On July 31, 2012, the Company sold the Augusta Auto Auction, its only operations.  As of March 31, 2013, the Company had limited liquid assets and no revenues. As a result, without finding new sources of revenue, the Company may not be able to meet its future obligations as they come due and will have difficulties meeting expenses relating to the expansion of the Company.   These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

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

None.

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

General

The Company sold its Augusta auction on July 31, 2012, and currently has no operating revenues after that date.  As such, the Company will need to find new sources of revenues to support its expenses in order to continue as a going concern. The Company changed its name from Acacia Automotive, Inc. to Acacia Diversified Holdings, Inc. effective October 18, 2012, to reflect the Company’s determination to employ a broader scope and direction in expanding its business model into more diversified service and product offerings, and is preparing to evaluate other merger, acquisition, or business combination opportunities in any industry. Accordingly, the Company is now seeking new opportunities for acquisitions, mergers, or other business combinations.  The Company may have to raise additional capital to meet its plans, and there can be no assurance it will be successful in its attempts.

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

In 2012, the Company’s only revenue-producing operations were its Augusta auction operations.  As further detailed herein, the Company would divest its interest in the Augusta auction in July, 2012, leaving the Company with no operating or revenue-producing assets.

Business of the Auction

The Company’s Augusta auction subsidiary sold cars and other vehicles from the time it was acquired on July 10, 2007, until its sale July 31, 2012.  On November 6, 2011, the Company identified a potential candidate for sale of its Augusta auction, and entered into a non-binding Letter of Intent for that purpose.  That letter of Intent was dependent upon the buyers finding success in obtaining financing and other factors.  Following protracted delays in the buyers finding suitable financing, a change in the structure of the buyer’s group, and changes in the original terms of the sale, the buyer’s group completed the purchase on July 31, 2012.  Following the sale of those assets, the Company was left without any operating or revenue-producing assets.  As such, the Company will seek to identify new sources of revenues in an effort to generate profit and support its expenses.  Management believes that the Company must be successful in its efforts to identify such opportunities in order to continue as a going concern.

Discussion Regarding the Company’s Operations

The Company sold its Augusta auction operations in the Augusta, Georgia, area on July 31, 2012, and has accounted for those operations as discontinued effective with its Annual Report on Form 10-K for the year ended December 31, 2011. Accordingly, the Company will provide only limited components of its discussion and analysis of financial condition and results of operations, and has elected to eliminate certain information and comparative results to prior periods in this report, as they would not be reflective of similar results or provide a proper basis for review. Readers are encouraged to reference the aforementioned Annual Report on Form 10-K for a comprehensive discussion of the transaction concerning the Augusta auction.

Three months ended March 31, 2012

Consolidated Operating Results of the Company

After selling its Augusta auction, the Company’s only remaining revenue-producing operations, in July of 2012, the Company accounted for those operations as discontinued beginning with its Annual Report on Form 10-K for the year ending December 31, 2011.  As a result of accounting for its operations as discontinued, the Company does not report revenues or costs of fees earned in its current financial reports, but does report certain other operating expenses associated with the Parent Company.

The Parent Company incurs expenses at the corporate level. In the three month period ended March 31, 2013.  In the three month period ended March 31, 2013, the Company generated a consolidated net loss of approximately $197,000, all of which resulted from continuing operations. That loss had several components, including: (i) about $73,000 for employee compensation; (ii) about $3,000 for amortization and depreciation expenses; and, (iii) about $125,000 in general and administrative expense, which included a charge for legal and accounting fees of about $101,000, office rental costs of approximately $2,000, a charge of about $7,000 for Q1 2013 representing the ratable non-cash operating expenses for options and warrants issued under the Company’s Stock Incentive Plan for options and warrants issued from 2007 through 2012 but not yet fully vested or exercised, and other traditional expenses for travel, convention expenses, equipment lease/rental, postage and shipping, printing and office supplies, insurance, telephone, light, heat, power, etc.

Liquidity and Capital Resources

Our accountants have issued, in their prior audit report, a going concern opinion reflecting a conclusion that our operations may not be able to continue because of a lack of financial resources.

Until July 31, 2012, the Company looked to its operations to provide cash flow and cash return on its investment. Our operations in the first quarter of 2013 did not provide sufficient cash flow to cover our corporate activity on an ongoing basis, essentially our administrative overhead, executive officers, and overhead that includes the cost of lawyers and accountants required to be publicly held.  During the first three months of 2013, the Company did not generate cash flow from operations, having sold its Augusta auction subsidiary July 31, 2012. Following the divestiture of its remaining auction operations after that sale, the Company no longer has any operating or revenue-producing assets. As a result of that divestiture and the lack of its revenue-producing operations, the Company will have to raise capital through the sale of its debt or equity securities in an effort to institute or acquire additional operating assets with revenues sufficient to cover the Company’s operating expenses. The Company is currently evaluating opportunities for business combinations or acquisitions.  There can be no assurances that any such opportunities will present viable revenue-producing assets for the Company, or that the Company will be able to raise sufficient capital to acquire or combine with any such opportunity.

The Company’s liquidity through July 31, 2012, was provided by management fee revenues assessed to the Company's Augusta Auto Auction operations and by personal financial support from the Company’s CEO. The Company’s liquidity during the last five months of 2012 and the first three months of 2013 was provided by capital generated from the sale of the Augusta auction assets.

As of March 31, 2013, the Company had negative consolidated cash flows of $147,270 for the year to date.  This resulted from negative net cash flows of $131,186 used in operating activities, and negative net cash flows of $16,084 used in financing activities as payments on notes and capital leases.

Cash Balances

The Company will require substantial infusions of working capital or a substantial increase in the cash generated from new operations to insure long-term liquidity, and may seek infusions of working capital in the form of equity or debt capital, the former being considered most beneficial to the Company.  There can be no assurance the Company will be successful in obtaining infusions of capital for any purposes.

Financing of Planned Expansions and Other Expenditures

The Company plans to grow through acquisitions, mergers, or other business combinations, and anticipates that it will need to raise additional capital through the sale of its debt or equity securities to do so, probably through a private placement exempt offering of the same. However, Management believes that the current economic climate is not conducive to raising capital. Accordingly, the Company does not believe that a substantial opportunity for success in raising capital exists unless the Company were to identify a suitable combination for its business interests.

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

 Contemplated Business

While the Company heretofore considered its automobile auctions as indicative of the basis of services rendered by the Company, it now believes there are suitable opportunities for success in diverse industries and business models.  Accordingly, the Company changed its name from Acacia Automotive, Inc. to Acacia Diversified Holdings, Inc. effective October 18, 2012, to better reflect its determination to employ a broader scope and direction in expanding its business model into more diversified service and product offerings, and is evaluating merger, acquisition, or business combination opportunities in other industries, including the automotive industry.

Implementation of Business Plan

The Company currently does not have sufficient working capital to pursue its business plans. The Company’s ability to implement its business plans will depend on its ability to find new mergers, acquisitions, or business combinations or to obtain sufficient working capital to execute its business plans. There can be no assurance that we will be able to obtain additional capital, or, if available, that such capital will be available at terms acceptable to us, or that we will be able to generate profit from new operations, or if profits are generated, that they will be sufficient to carry out our business plans, or that the plans will not be modified.

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

The CEO of the company has served as a director of the Company as well as an officer and director of the Company’s previously-owned subsidiary corporations.  Service in those capacities with subsidiaries and related businesses was not considered in itself to constitute a conflict of interest on the part of our employees or directors.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer who acts as our Chief Financial Officer to allow timely decisions regarding required disclosure.  During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.   Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

During the first quarter of 2013 the Company did not make changes in its internal control.

PART II. OTHER INFORMATION

Item 5. Other Information.

Limited Discussion and Analysis of Financial Condition and Results of Operations

The Company sold its Augusta auction operations in North Augusta, South Carolina on July 31, 2012, and first accounted for those operations as discontinued effective with its Annual Report on Form 10-K for the year ended December 31, 2011. Accordingly, the Company has provide only limited components of its operational information in this report’s Discussion and Analysis of Financial Condition and Results of Operations, and has elected to eliminate certain information and comparative results to prior periods in this report, as they would not be reflective of similar results or provide a proper basis for review.

Legal Proceedings

The Company acquired its second auto auction in December 2009, located in Chattanooga, Tennessee.  Following disputes with the seller of those operations and certain related parties, the Company discontinued operations at that location effective August 31, 2010, after which the Company and its CEO, the Seller of the Chattanooga auction, and its related parties entered into litigation in September of that same year. The ongoing litigation between the parties was settled on February 28, 2012. Accordingly, the Company considered those operations as discontinued effective August 31, 2010, as first accounted for in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.  These events were further reported in the Company’s Current Report on Form 8-K filed on November 19, 2012, its Amended Annual Report on Form 10-K/A for the period ended December 31, 2009, and its Annual Reports on Forms 10-K for the periods ended December 31, 2010, 2011, and 2012, which described those events in detail, all of which reports are incorporated herein by reference.  All the parties to the Settlement Agreement agreed to a mutual non-disparagement agreement and release from any liabilities or future litigations seeking damages therefor.  The Settlement Agreement and Release did not constitute an admission by any party of any liability or violation of law.

The Company has had no other legal proceedings, and none since February of 2012 as described above.

Discontinued Operations

In November of 2011, the management of the Company determined that it was in the best interests of the Company to sell its Augusta auction.  The Company sold the auction effective July 31, 2012.  Those events were first reported on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2012, which is incorporated herein by reference.  As such, the Company began accounting for those operations as discontinued in its Annual Report on Form 10-K for the year ended December 31, 2011.

As of July 31, 2012, the Company is without revenue-producing operations, and is now evaluating opportunities for new mergers, acquisitions, or business combinations.  There can be no assurance the Company can be successful in identifying any such opportunities, or if it does identify any opportunities, that it can be successful in completing any acquisition or merger.

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

Acacia Diversified Holdings, Inc.

Date: May 10, 2013	By:	/s/ Steven L. Sample
Steven L. Sample
Chief Executive Officer and
Principal Financial Officer