Form 10-Q
period 2013-06-30
Acacia Diversified Holdings, Inc.
filed 2013-08-13
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2013:  11,562,524.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$4,315	$189,260
Accounts receivable	-	7,500
Deposits and prepaid expenses	3,003	4,107
Total Current Assets	7,318	200,867
Property and equipment, net of accumulated depreciation of $34,200 and $55,264 in 2013 and 2012, respectively	20,187	25,738
Total Assets	$27,505	$226,605

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	156,046	46,967
Accrued liabilities	60,937	49,044
Shareholder payable	3,976	4,270
Capital lease obligations, current portion	2,965	9,234
Note payable, current portion	39,000	39,000
Total Current Liabilities	262,924	148,515
Noncurrent Liabilities
Note payable, less current portion	11,025	24,025
Total Liabilities	273,949	172,540

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 150,000,000 shares authorized; 11,562,524 shares issued and outstanding.	11,562	11,562
Additional paid-in capital	11,567,587	11,553,491
Retained deficit	(11,825,593)	(11,510,988)
Total Stockholders’ Equity (Deficit)	(246,444)	54,065
Total Stockholders’ Equity and Liabilities (Deficit)	$27,505	$226,605

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$-	$-	$-	$-
Costs and expenses
Employee compensation	35,943	64,071	101,826	148,044
General and administrative	80,760	46,229	213,245	137,970
Depreciation and amortization	2,784	7,089	5,551	8,535
Total costs and expenses	$119,487	$117,389	$320,622	$294,549
Operating income (loss) before other income (expense) and income taxes	(119,487)	(117,389)	(320,622)	(294,549)
Other income (expense)
Other income	3,035	-	10,035	-
Interest expense	(1,609)	(728)	(4,018)	(1,632)
Total other income (expense)	1,426	(728)	6,017	(1,632)
Income (loss) before income taxes	(118,061)	(118,117)	(314,605)	(296,181)
Income taxes	-	-	-	-
Income (loss) from continuing operations	(118,061)	(118,117)	(314,605)	(296,181)
Gain on discontinued operations
Gain from discontinued operations, net	-	101,207	-	301,387
Net income (loss)	$(118,061)	$(16,910)	$(314,605)	$5,206

Basic and diluted loss per share
Income (loss) from continuing operations	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Income (loss) from discontinued operations, net	$-	$0.01	$-	$0.03
Net income (loss) per share	$(0.01)	$0.00	$(0.03)	$0.00
Weighted average number of common shares outstanding	11,562,524	11,562,524	11,562,524	11,562,524

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited)

	2013	2012
Cash flows from operating activities
Net income (loss)	$(314,605)	$5,206
Less (income) from discontinued operations, net of income taxes	-	(301,387)
Net (loss) before discontinued operations	(314,605)	(296,181)
Adjustment to reconcile net loss before discontinued operations to net cash provided by (used in) operating activities:
Depreciation and amortization	5,551	8,535
Stock options and warrants issued for services	14,096	27,064
Changes in operating assets and liabilities
Accounts receivable	7,500	-
Deposits and prepaid expenses	1,104	(6,022)
Accounts payable	109,079	12,212
Accrued liabilities	11,893	104,943
Shareholder payable/receivable	(294)	(56,739)
Cash flow provided by (used in) continuing activities	(165,676)	(206,188)
Cash flow provided by (used in) discontinuing activities	-	239,336
Net cash flow provided by (used in) operating activities	(165,676)	33,148
Cash flows provided by (used from) investing activities
Purchase of equipment/leasehold improvements	-	(9,500)
Cash flow provided by (used in) continuing activities	-	(9,500)
Cash flow provided by (used in) discontinuing activities	-	-
Net cash flow provided by (used in) investing activities	-	(9,500)
Cash flows provided by (used in) financing activities
Cash overdraft	-	(488)
Note payable payments	(13,000)	(7,339)
Capital lease borrowings (payments)	(6,269)	(9,336)
Cash flow provided by (used in) continuing activities	(19,269)	(17,163)
Cash flow provided by (used in) discontinuing activities	-	(1,902)
Net cash flow provided by (used in) financing activities	(19,269)	(19,065)
Net increase (decrease) in cash and cash equivalents	(184,945)	4,583
Cash, beginning of period	189,260	-
Cash, end of period	$4,315	$4,583

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$4,018	$1,632
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
NOTES TO CONSOLODATED FINANCIAL STATEMENTS
June 30, 2013 and 2012

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Acacia Diversified Holdings, Inc., formerly known as Acacia Automotive, Inc., (“Acacia” or the “Company”) is an entity actively engaged in the citrus extracts manufacturing industry, having previously operated automotive auctions from July 2007 through July 2012.

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

On July 31, 2012, the Company sold its Augusta auction business, first accounting for those operations as discontinued effective with its Annual Report on Form 10-K for the year ended December 31, 2011. From July 31, 2012 through the end of the quarter ending June 30, 2013, the Company was without revenue-producing operations and was actively seeking the acquisition thereof. On July 10, 2013 the Company, by and through its new, wholly-owned Citrus Extracts, Inc. subsidiary, acquired substantially all of the assets of Red Phoenix Extracts, Inc. located in Fort Pierce, Florida.  The Company is seeking to commence manufacturing operations employing the acquired assets prior to the beginning of the 2014 Florida citrus season – approximately, November 1, 2013. Moreover, the Company is continuing to seek and evaluate other opportunities for new mergers, acquisitions, or business combinations symbiotic to its recent acquisition of Red Phoenix Extracts, Inc.

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

CONSOLIDATION – In 2012, the Company had one wholly owned subsidiary, Acacia Augusta Vehicle Auction, Inc., that was sold on July 31, 2012, and was first reported as discontinued operations beginning with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  All significant intercompany accounts are eliminated in consolidation. The Company currently has no subsidiaries.

NOTE 2 – SUBSEQUENT EVENTS

On July 10, 2013 he Company entered into a definitive agreement to acquire substantially all of the assets of Red Phoenix Extracts, Inc., a Florida corporation (the “Assets”)  (“RPE” or the “Seller”).  The Assets include, among other things, property, plant and equipment, intellectual property, including trade secrets, and customer lists. As consideration for the Assets, the Company issued RPE nine hundred thousand (900,000) restricted shares of its common stock (the “Shares”).

In addition to acquiring the Assets, the Company assumed certain liabilities of RPE.  Specifically, the Company assumed two leases for RPE’s facility consisting of two adjacent units located at 3495 S. U.S. Hwy.1, Bldgs. 12-E and 12-W, Ft. Pierce, FL 34982 (the “Leases”).  The leased facility consists of approximately 14,525 square feet and contains an array of capital equipment Acacia acquired in the transaction, making the facility fully functional and operational for the Company’s needs.

The Company will pay a combined $4,691 per month for the two leased units, after qualifying for Florida agricultural lease credits, to the Florida State Farmer’s Market in Fort Pierce, Florida.  The Farmers Market is owned and operated by the State of Florida, and the leases are subject to additional 1-year lease renewals, that being the maximum allowed by the Florida authority operating the facility.  The current lease term expired on June 30, 2013 and was renewed for the maximum one year period, now set to expire on June 30, 2014.

The Company will also assume responsibility for a forklift lease in the amount of $465 per month for the remaining 16 months of the lease.  A true and accurate copy of the Lease is included as Exhibit 10.03 to this lease.

Moreover, the Company assumed debt in the amount of $449,543 (the “Debt”) and obligations for trade payables in the amount of $69,950 (the “Trade Payables”).  The Debt and Trade Payables represent obligations incurred by RPE in its Business operations.

Prior to closing, RPE operated a manufacturing business at its leased premises in Fort Pierce, Florida.  Those operations centered on producing products from citrus peel material obtained from the citrus juice industry in the area.  In concert with the closing, RPE discontinued such operations.

While the Company has the rights to utilize the Red Phoenix name and brand properties and the other assets in its new manufacturing operations, it has elected to utilize the trade name Citrus Extracts, Inc. in conjunction with its Florida citrus products subsidiary. The Company’s management will seek to commence partial operations in the near term during the summer “off season” for citrus production, and will seek to institute full manufacturing operations coincidental with the beginning of the fall citrus season in Florida at approximately the beginning of November.

In the transaction, Acacia had the option to, and did, retain a number of the original Red Phoenix employees, including, among others, its President, William J. Howe, and its Operations Manager, Clarence Shivers, now appointed to serve as President and Vice President, respectively, of the new Acacia subsidiary.

NOTE 3 – GOING CONCERN

As of June 30, 2013, the Company had limited liquid assets and no revenues. On July 31, 2012, the Company sold the Augusta Auto Auction, its only operations.  As a result, without finding new and viable sources of revenue, the Company may not be able to meet its future obligations as they come due and will have difficulties meeting expenses relating to the expansion of the Company.  These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  On July 10, 2013, the Company acquired substantially all of the assets of Red Phoenix Extracts, Inc., a Florida corporation. The Company, by and through its wholly-owned subsidiary, is seeking to commence operations employing the assets of Red Phoenix Extracts in the citrus extracts manufacturing business prior to the beginning of the Florida citrus season – approximately, November 1, 2013. There can be no assurances that the Company has or will have the requisite working capital to meet its financial obligations in connection with commencing operations.

Management’s plans include attempting to find new acquisition, merger, or other business combination prospects.

The Company authorized a private placement offering of its common stock on August 1, 2013 to raise up to $1,000,000 in operating capital.  The Company is offering those securities on a best-efforts basis by it management and directors, but reserved the right to utilize broker-dealers for the sale of any portion of those securities and to pay a commission on those sales.  There can be no assurance the Company will be successful in raising all or any part of that amount.

Item 1B. Unresolved Staff Comments

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company sold its Augusta auction on July 31, 2012, first accounting for those operations as discontinued effective with its Annual Report on Form 10-K for the year ended December 31, 2011, and has not yet implemented its manufacturing operations in the new Citrus Extracts subsidiary. Accordingly, the Company will provide only limited components of operational information in this Discussion and Analysis of Financial Condition and Results of Operations, and has elected to eliminate certain narrative information and comparative results to prior periods in this report, as they would not be reflective of similar results or provide a proper basis for review.

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

General

The Company sold its Augusta auction on July 31, 2012, and will have no operating revenues after that date until it commences operations at its new Citrus Extracts, Inc. subsidiary in Fort Pierce, Florida in the latter part of 2013.  As such, the Company will need to implement those new sources of revenues to support its expenses in order to continue as a going concern. The Company changed its name from Acacia Automotive, Inc. to Acacia Diversified Holdings, Inc. effective October 18, 2012, to reflect the Company’s determination to employ a broader scope and direction in expanding its business model into more diversified service and product offerings, and on July 10, 2013 completed the acquisition on a majority of the assets of Red Phoenix Extracts, Inc. in Fort Pierce, Florida.  The Company is also evaluating other merger, acquisition, or business combination opportunities. Accordingly, the Company is now seeking new opportunities for acquisitions, mergers, or other business combinations to expand its business operations and revenue opportunities..  The Company may have to raise additional capital to meet its plans, and there can be no assurance it will be successful in its attempts.

Background

Acacia Diversified Holdings, Inc., formerly known as Acacia Automotive, Inc. was incorporated in Texas on October 1, 1984 as Gibbs Construction, Inc. The Company changed its name from Gibbs Construction, Inc. to Acacia Automotive, Inc. effective February 20, 2007, and subsequently changed its name again from Acacia Automotive, Inc. to Acacia Diversified Holdings, Inc. effective October 18, 2012  in an effort to exemplify the Company’s desire to expand into alternative industries as well as more diversified service and product offerings.

In the years following 1984, Gibbs grew to become a full service, national commercial construction company and completed an initial public offering of its common stock pursuant to a registration thereof on Form S-1 in January, 1996, trading on the NASDAQ Exchange under the symbol GBSE.  However, in April, 2000, immediately following a period in which the Federal Reserve raised interest rates six times between June 1999 and May 2000 in an effort to cool the economy to a soft landing, seeing the NASDAQ crash in March 2000, the financial failure of its largest client, and Gibbs’ subsequent loss of bonding for its construction projects, Gibbs faced financial insolvency.  In conjunction with these events, Gibbs lost its accreditation on the NASDAQ Exchange and was removed to the OTC Pink Sheets. In August of 2006, Thacker Asset Management (“TAM”), the company holding the controlling interest in Gibbs, sold its shares to Acacia’s current CEO.  Under his new management, the board of directors recommended a restructuring of the Company, including giving effect to a one for eight reverse split of the common stock, increasing the number of authorized shares to 150,000,000 with a par value of $0.001 per share, authorizing a series of preferred stock to 2,000,000 shares, and issuing new common and preferred shares to the Company’s CEO and another individual associated with TAM for his assistance in the matters.  All the preferred shares were converted to common shares on May 29, 2007, and no preferred shares remain issued or outstanding.

Initial Restructuring of the Company

On February 1, 2007, at a Special Meeting of Shareholders, the shareholders of the Company ratified all the actions recommended by its board of directors and took the specified actions. In that meeting, the shareholders approved, among other things, amending the Company’s articles of incorporation and changing the Company’s name from Gibbs Construction, Inc. to Acacia Automotive, Inc.  Those amendments to the Company’s Articles of Incorporation were effective February 20, 2007.  In conjunction with these events, the Company changed its stock-trading symbol to from GBSE to ACCA to better reflect its new name.

Immediately following the approval of these amendments, the Company adopted its Acacia Automotive, Inc. 2007 Stock Incentive Plan, which was ratified by the Company’s stockholders in its Annual meeting held November 2007, initially reserving 1,000,000 shares thereunder.   In 2012 the Company revised certain aspects of the Plan and approved the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan, which remains in effect.

In its restructuring the Company retained its substantial tax loss carryforward, which has grown to become approximately $12,140,000 as of December 31, 2012.  (See NOTE 5 to December 31, 2012 Financial Statements – “Income Taxes” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2012, which is incorporated herein by reference.)

Background and History of the Company’s Operations from 2007 to 2012

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

On July 10, 2007, the Company completed the acquisition of all of the assets and business of Augusta Auto Auction, Inc., an automotive auction located in North Augusta, South Carolina, part of the Augusta, Georgia, metropolitan area, located three miles from the center of that city, issuing 500,000 shares of its common stock and warrants to purchase 50,000 additional shares to its three owners in exchange. The warrants, which have now expired, had a term of five years and an exercise price of $1.00 per share.  In addition, the Company issued to two of those individuals separate warrants to purchase 75,000 shares of common stock each as consideration for entering into a non-compete agreement with the Company. Those 75,000 warrants issued to each of those individuals for non-compete agreements gave them the right to purchase 25,000 shares of Common stock at $1.00, $2.00 and $4.00 per share, respectively, for an average aggregate price of $2.33 per share within five years of issuance.  Those warrants have now expired as well.  The Company formed a wholly-owned South Carolina subsidiary to accept the assets acquired in that transaction, and operated the auction as Acacia Augusta Vehicle Auction, Inc.

In late 2011, after successfully operating the auction since its acquisition, the Company determined that it was in its best interests to sell the Augusta auction and thereafter entered into a Letter of Intent with two individuals for that purpose.  Following lengthy delays in the buyers obtaining financing, adding another principal to their core buyer group, and changes to the original terms and conditions of the sale, the transaction was completed on July 31, 2012.  Those events were reported in their entirety by the Company on its Current Report on Form 8-K on August 27, 2012, which is incorporated herein by reference.

On December 26, 2009, the Company completed the acquisition of certain assets of Chattanooga Auto Auction Limited Liability Company and thereafter operated it as Acacia Chattanooga Vehicle Auction, Inc., a wholly-owned Tennessee subsidiary of Acacia Automotive, Inc. Disputes arose between the Company and the seller of those assets in September of 2010, and the Company discontinued operations there effective August 31, 2010.  The Company first accounted for those as discontinued operations in its Quarterly Report on Form 10-Q for the period ended June 30, 2010.  Following litigation in that matter that concluded on February 28, 2012, those events were further reported in the Company’s Current Report on Form 8-K filed on November 19, 2012 which described those events in detail, all of which reports are incorporated herein by reference.

Following the discontinuation of operations at Chattanooga in August 2010, and the sale and disposal of the Augusta auction in July 2012, the Company thereafter became actively engaged in the identification and potential acquisition of operating assets and/or businesses across a myriad of industries.

On October 18, 2012, the Company changed its name from Acacia Automotive, Inc. to Acacia Diversified Holdings, Inc. in an effort to exemplify the Company’s desire to expand into alternative industries as well as more diversified service and product offerings, and on July 10, 2013 the Company acquired the assets of Red Phoenix Extracts, Inc., after which its primary focus became the operation of Citrus Extracts, Inc., its new wholly-owned Florida subsidiary engaged in the production of citrus byproducts.

Contemplated Business of Acacia’s New Citrus Extracts Subsidiary

Coincidental with the Company’s acquisition of the majority of the assets of Red Phoenix Extracts, Inc. on July 10, 2013, including its manufacturing equipment and machinery, trade secrets, processes and name, the Company anticipated also naming its new wholly-owned manufacturing subsidiary Red Phoenix Extracts, Inc.  However, the Company determined that the utilization of the same name could create unnecessary confusion and signal that the two corporations were one and the same, which they are not.  Consequently, the Company subsequently elected to instead name its new subsidiary Citrus Extracts, Inc.

The Company, through its new wholly-owned Florida subsidiary, Citrus Extracts, Inc., intends to utilize the acquired trade secreted processes and the other manufacturing assets it acquired from Red Phoenix Extracts, Inc. on July 10, 2013 in its bid to fill existing sales contracts, and will simultaneously seek to obtain additional, new clients. The Company is preparing to commence its citrus extract manufacturing operations prior to the beginning of the Florida citrus season – approximately November 1, 2013.

As part of the Red Phoenix assets acquisition, the Company assumed the lease of the facility previously leased and utilized by Red Phoenix, consisting of two adjacent units located at 3495 S. U.S. Highway 1, Bldgs. 12-E and 12-W, Fort Pierce, FL 34982.  The Company will pay a combined $4,691 per month for the two leased units, after qualifying for Florida agricultural lease credits, should such qualification continue to occur, to the Florida State Farmer’s Market in Fort Pierce, Florida.  The Farmers Market is owned and operated by the State of Florida.  The leases are subject to additional 1-year lease renewals, that being the maximum extension allowed under Florida law. The leased facility consists of approximately 14,525 square feet and houses the former manufacturing equipment of Red Phoenix acquired in the transaction. The current lease expired at June 30, 2013 and was renewed for the maximum one year term, now set to expire on June 30, 2014.

In conjunction with the acquisition of the Red Phoenix assets, the Company retained two of their employees. Mr. William J. Howe has been retained as President of the Company’s Citrus Extracts subsidiary, and Mr. Clarence Shivers has been retained as Vice President of the subsidiary.  Mr. Howe previously served as President of Red Phoenix and Mr. Shivers served as its Operations Manager. Those two officers are charged with managing the day to day operations of the new Citrus Extracts subsidiary.

Recent Events and Direction of the Company in 2013

The Company’s immediate objective is to commence operations in the citrus extract manufacturing industry by and through its wholly-owned subsidiary, Citrus Extracts, Inc., by employing the manufacturing equipment and other assets acquired from Red Phoenix Extracts. The events related to that acquisition were first reported on the Company’s Current Report on Form 8-K dated July 10, 2013, which in incorporated by reference herein.  The Company intends to seek and evaluate other acquisitions, business combinations and mergers related to its acquisition of the Red Phoenix assets in an effort to further its entrance into the citrus industry. The Company anticipates that it will need substantial working capital to provide for expenses related to the start-up of its manufacturing operations, extinguishment of certain debt it incurred in conjunction with the acquisition of the Red Phoenix Extracts assets, and to cover general overhead expense in the short term. The Company anticipates that it will required additional capital to meet its short term business objectives. There can be no assurance, however, that the Company will be successful in its efforts to raise capital, or if it is successful that the amounts of capital raised will be sufficient to meet its needs and obligations.

In conjunction with the acquisition of the Red Phoenix assets, the Company had the option to, and did, retain a number of the original Red Phoenix employees, including, among others, its President, William J. Howe, and its Operations Manager, Clarence Shivers, now appointed to serve as President and Vice President, respectively, of Acacia’s new Citrus Extracts, Inc. subsidiary.  Those two individuals have been charged with managing the day-to-day operations of the Company’s new citrus extracts business. However, there can be no assurance the Company will be successful in its management of the new citrus extracts business, or that it will be successful in identifying or successfully acquiring new businesses or expanding its current business. Accordingly, the Company is currently evaluating other merger, acquisition, or business combination opportunities, including opportunities related to the citrus industry and others, but without limiting its evaluations to any particular industry or business sector. There can be no assurance that any such evaluations will result in viable acquisition opportunities, or that any viable acquisition opportunities could result in a formal business combination or relationship. There have been no tentative or definitive plans for acquisition or merger agreements resulting from any evaluations. If the Company were to be successful in attaining any definitive agreement relative to an acquisition or business combination, it may require additional capital to consummate any such transaction.  Future acquisitions may be effected for either cash or stock or both. In the event additional capital is required, such capital may be sought through an offering of debt or equity securities of the Company.  There can be no assurance that the Company, if compelled to raise additional capital, would be successful in obtaining the requisite amounts.

Discussion Regarding the Company’s Operations

The Company sold its Augusta auction operations in the Augusta, Georgia, area, its only revenue-producing operations, on July 31, 2012, first accounting for those operations as discontinued effective with its Annual Report on Form 10-K for the year ended December 31, 2011. On July 10, 2013 the Company acquired the majority of the assets of Red Phoenix Extracts, Inc. in Fort Pierce, Florida, and intends to implement manufacturing operations at its Citrus Extracts, Inc. manufacturing facility following July, 2013.  Until the Company generates revenues at that facility, it will not report on those operations.  Accordingly, the Company will provide only limited components of its discussion and analysis of financial condition and results of operations herein, and has elected to eliminate certain narrative information and comparative results to prior periods in this report, as they would not be reflective of similar results or provide a proper basis for review.  (See Item 5. Other Information – “Subsequent Events”)

Three months ended June 30, 2013

Operating Results of the Parent Company

The Parent Company incurs expenses at the corporate level in addition to those incurred at our auto auction operations. In the three month period ended June 30, 2013, compensation for our executives was about $9,000 per month and our option and warrant expense averaged about $2,350 per month, incurring a net ordinary loss of approximately $118,000 for the period. Other corporate G&A expenses accounted for approximately $80,000 in the second quarter of 2013, and included a charge for legal and accounting fees of approximately $42,000, office rental costs of approximately $2,000, and other traditional expenses for travel, convention expenses, equipment lease/rental, postage and shipping, printing and office supplies, insurance, telephone, light, heat, power, etc.

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

In the three month period ended June 30, 2013, the Company generated a consolidated net loss of approximately $118,000 from continuing operations. The net loss from continuing operations included several components: (i) about $40,000 representing employee compensation; (ii) about $3,000 representing expenses for amortization and depreciation; (iii) about $77,000 in general and administrative expense, which included a charge of about $7,000 in non-cash operating expenses for options and warrants issued under the Company’s 2007 Stock Incentive Plan as the ratable expense for the period resulting from options and warrants issued since 2007 but not yet fully vested or exercised; and, (iv) interest expense of about $2,000.

Six months ended June 30, 2013

Operating Results of the Parent Company

The Parent Company incurs expenses at the corporate level in addition to those incurred at our auto auction operations. In the six month period ended June 30, 2013, compensation for our executives was about $13,000 per month and our option and warrant expense averaged about $2,350 per month, incurring a net ordinary loss of approximately $315,000 for the period. Other corporate G&A expenses accounted for approximately $213,000 in the first six months of 2013, and included a charge for legal and accounting fees of approximately $132,000, office rental costs of approximately $4,000, and other traditional expenses for travel, convention expenses, equipment lease/rental, postage and shipping, printing and office supplies, insurance, telephone, light, heat, power, etc.

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

In the six month period ended June 30, 2013, the Company generated a consolidated net loss of approximately $315,000 from continuing operations.

The net loss of about $315,000 from continuing operations included several components: (i) about $102,000 representing employee compensation; (ii) about $5,500 representing expenses for amortization and depreciation; (iii) about $4,000 representing interest expense; and, (iv) about $213,000 in general and administrative expense, which included a charge of about $14,000 in non-cash operating expenses for options and warrants issued under the Company’s 2007 Stock Incentive Plan as the ratable expense for the period resulting from options and warrants issued since 2007 but not yet fully vested or exercised.

Liquidity and Capital Resources

Our accountants have issued, in their prior audit report, a going concern opinion reflecting a conclusion that our operations may not be able to continue because of a lack of financial resources.

The Company’s liquidity in 2012 was provided by management fee revenues assessed to the Company's Augusta Auto Auction operations and by personal financial support from the Company’s CEO. The Company’s liquidity during the second three months of 2012 was again provided by revenues of the Augusta operations assessed as fees by the parent company, and again by personal financial support from the Company’s CEO.

Until July 31, 2012, the Company looked to its operations to provide cash flow and cash return on our investment.  During the first six months of 2012, the cash flow from our Augusta operation was sufficient to support those operations, but was not sufficient to also support the Parent Company’s operations on a consolidated basis. Our operations in the second quarter of 2012 did not provide sufficient cash flow to cover our corporate activity on an ongoing basis, essentially our executive officers, administrative overhead, and overhead that includes the cost of lawyers and accountants required to be publicly held.  Following the discontinuation of its remaining auction operations in July, 2012, the Company no longer had the income from its operating subsidiary as a source of revenue to meet its expenses. As a result of those deficiencies and the loss of its revenue-producing operations, the Company will have to raise capital or will have to institute or acquire additional operations with revenues sufficient to cover the costs of overheads.

Following the divestiture of the Company’s remaining auction operations after the sale of its Augusta auction, the Company no longer had any operating or revenue-producing assets. As a result of that divestiture and the lack of its revenue-producing operations, the Company will have to raise capital through the sale of its debt or equity securities in an effort to institute or acquire additional operating assets with revenues sufficient to cover the Company’s operating expenses. The Company is currently evaluating opportunities for business combinations or acquisitions.  There can be no assurances that any such opportunities will present viable revenue-producing assets for the Company, or that the Company will be able to raise sufficient capital to acquire or combine with any such opportunity.

As of June 30, 2013, the Company had a negative consolidated net cash flow of about $185,000 for the year to date.  This resulted from a negative net cash flow of approximately $166,000 used in operating activities, and a negative net cash flow used in financing activities of about $19,000. The negative cash flow of about $166,000 used in operating activities represented operating losses by the Company resulting from continuing overheads related to our corporate activity on an ongoing basis, essentially our executive officers, administrative overhead, and overhead that includes the cost of lawyers and accountants required to be publicly held, but the Company but no operating revenues to offset those costs.  The negative cash flow of about $19,000 used in investing activities reflected cash flow used in continuing activities of about that same amount resulting from payments made on notes and lease borrowings. The Company had no revenue-producing operations in the first six months of 2013 to offset those activities. As such, the liquidity of the Company in the first six months of 2013 was provided by capital generated from the sale of the Augusta auction assets and by personal financial support from the Company’s CEO.

In subsequent events, the Company acquired substantially all of the assets of Red Phoenix Extracts, Inc. in Fort Pierce, Florida on July 10, 2013.  The Company plans to implement citrus byproduct manufacturing operations at the same location beginning in the fall of 2013, which will provide a new source of revenues for the Company, again as “management fees, through its Florida subsidiary named Citrus Extracts, Inc.  (See Note 2 to Financial Information – “Subsequent Events”)

In additional subsequent events, the Company’s Board of Directors authorized a private placement offering of its common stock effective August 1, 2013 to raise up to $1,000,000 in cash for operating capital to fund its overheads and its new citrus subsidiary operations. There can be no assurance the Company will be successful in raising all or any part of the amount it is seeking in that offering. (See Item 5. Other Information - “Subsequent Events”)

Cash Balances

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

In additional subsequent events, the Company’s Board of Directors authorized a private placement offering of its common stock effective August 1, 2013 to raise up to $1,000,000 in cash for operating capital to fund its overheads and its new citrus subsidiary operations. There can be no assurance the Company will be successful in raising all or any part of the amount it is seeking in that offering. (See Item 5. Other Information - “Subsequent Events”)

Financing of Planned Expansions and Other Expenditures

The Company will seek to grow through acquisitions, mergers, or other business combinations, and anticipates that it will need to raise additional capital to do so. The Company may be compelled to raise this additional capital through an offering of its debt or equity securities. There can be no assurance that the Company will be successful in raising capital, or if it is successful, there can be no assurance it can raise capital in sufficient amounts to meet its liquidity needs.

In subsequent events, the Company acquired substantially all of the assets of Red Phoenix Extracts, Inc. in Fort Pierce, Florida on July 10, 2013.  The Company plans to implement citrus byproduct manufacturing operations at the same location beginning in the fall of 2013, which will provide a new source of revenues for the Company through its Florida subsidiary. It will require additional capital to implement operations at that location.  (See Item 5 – “Other Information”)

Dependence on Key Personnel

Our future performance depends in significant part upon the continued service of our Chief Executive Officer, Steven L. Sample and now upon the continued service of William J. Howe, the President of the Company’s new Citrus Extracts, Inc. subsidiary in Fort Pierce, Florida. The loss of either of their services could have a material adverse effect on our business, prospects, financial condition and results of operations. The Company does not presently maintain key man life insurance on Mr. Sample or Mr. Howe, but may obtain such insurance at the discretion of its board of directors for such term as it may deem suitable or desirable. Our future success may depend on our ability to attract and retain highly qualified technical, sales and managerial personnel. The competition for such personnel can be intense, and there can be no assurance that we can attract, assimilate or retain highly qualified technical, sales and managerial personnel for favorable compensations in the future.

Contemplated Business

The Company heretofore considered its automobile auctions as indicative of the basis of services rendered by the Company, but now believes the citrus byproducts manufacturing business will be its basis of services going forward, and believes there are suitable opportunities for success in diverse industries and business models.  Accordingly, the Company changed its name from Acacia Automotive, Inc. to Acacia Diversified Holdings, Inc. effective October 18, 2012, to reflect the Company’s determination to employ a broader scope and direction in expanding its business model into more diversified service and product offerings, and evaluating additional merger, acquisition, or business combination opportunities in any industry.

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

During the second quarter of 2013 the Company did not make changes in its internal control.

PART II. OTHER INFORMATION

Item 5. Other Information.

Limited Discussion and Analysis of Financial Condition and Results of Operations

The Company sold its Augusta auction on July 31, 2012, first accounting for those operations as discontinued effective with its Annual Report on Form 10-K for the year ended December 31, 2011, and has not yet implemented its manufacturing operations in the new Citrus Extracts subsidiary in Fort Pierce, Florida.  As such, the Company will need to implement those new sources of revenues to support its expenses in order to continue as a going concern. Accordingly, the Company will provide only limited components of operational information in this Discussion and Analysis of Financial Condition and Results of Operations, and has elected to eliminate certain narrative information and comparative results to prior periods in this report, as they would not be reflective of similar results or provide a proper basis for review.

In subsequent events, the Company acquired substantially all of the assets of Red Phoenix Extracts, Inc. in Fort Pierce, Florida on July 10, 2013.  The Company plans to implement citrus byproduct manufacturing operations at the same location beginning in the fall of 2013, which will provide a new source of revenues for the Company through its Florida subsidiary. It will require additional capital to implement operations at that location.  (See below – “Subsequent Events”)

The Company is now seeking new opportunities for acquisitions, mergers, or other business combinations to expand its business operations and revenue opportunities..  The Company may have to raise additional capital to meet its plans, and there can be no assurance it will be successful in its attempts.

Legal Proceedings.

None.

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

Subsequent Events

On July 10, 2013 he Company entered into a definitive agreement to acquire substantially all of the assets of Red Phoenix Extracts, Inc., a Florida corporation (the “Assets”)  (“RPE” or the “Seller”).  The Assets include, among other things, property, plant and equipment, intellectual property, including trade secrets, and customer lists. As consideration for the Assets, the Company issued RPE nine hundred thousand (900,000) restricted shares of its common stock (the “Shares”).

In addition to acquiring the Assets, the Company assumed certain liabilities of RPE.  Specifically, the Company assumed two leases for RPE’s facility consisting of two adjacent units located at 3495 S. U.S. Hwy.1, Bldgs. 12-E and 12-W, Ft. Pierce, FL 34982 (the “Leases”).  The leased facility consists of approximately 14,525 square feet and contains an array of capital equipment Acacia acquired in the transaction, making the facility fully functional and operational for the Company’s needs.

The Company will pay a combined $4,691 per month for the two leased units, after qualifying for Florida agricultural lease credits, to the Florida State Farmer’s Market in Fort Pierce, Florida.  The Farmers Market is owned and operated by the State of Florida, and the leases are subject to additional 1-year lease renewals, that being the maximum allowed by the Florida authority operating the facility.

The Company will also assume responsibility for a forklift lease in the amount of $465 per month for the remaining 16 months of the lease.  A true and accurate copy of the Lease is included as Exhibit 10.03 to this lease.
Moreover, the Company assumed debt in the amount of $449,543 (the “Debt”) and obligations for trade payables in the amount of $69,950 (the “Trade Payables”).  The Debt and Trade Payables represent obligations incurred by RPE in its Business operations.

Prior to closing, RPE operated a manufacturing business at its leased premises in Fort Pierce, Florida.  Those operations centered on producing products from citrus peel material obtained from the citrus juice industry in the area.  In concert with the closing, RPE discontinued such operations.

While the Company has the rights to utilize the Red Phoenix name and brand properties and the other Assets in its new manufacturing operations, it has elected to utilize the trade name Citrus Extracts, Inc. in conjunction with its Florida citrus products subsidiary. The Company’s management will seek to commence partial operations in the near term during the summer “off season” for citrus production, and will seek to institute full manufacturing operations coincidental with the beginning of the fall citrus season in Florida at approximately the beginning of November.

In the transaction, Acacia had the option to, and did, retain a number of the original Red Phoenix employees, including, among others, its President, William J. Howe, and its Operations Manager, Clarence Shivers, now appointed to serve as President and Vice President, respectively, of the new Acacia subsidiary. The Company intends to utilize those employees when it begins its new manufacturing operations in the fall of this year.

In subsequent events, the Company issued 900,000 shares of its common stock for the majority of the assets of Red Phoenix Extracts, Inc. on July 10, 2013.  Those events were first reported on the Company’s Current Report on Form 8-K dated July 10, 2013, which is incorporated by reference herein. The Company also issued 24,285 common shares for web design services and legal services unrelated to that transaction. Following those issuances there were 12,486,809 common shares of the Company issued and outstanding as of August 13, 2013.

The Company authorized a private placement offering of its common stock on August 1, 2013 to raise up to $1,000,000 in operating capital.  The Company is offering those securities on a best-efforts basis by it management and directors, but reserved the right to utilize broker-dealers for the sale of any portion of those securities and to pay a commission on those sales.  There can be no assurance the Company will be successful in raising all or any part of that amount.

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

Acacia Diversified Holdings, Inc.

Date: August 13, 2013	By:	/s/ Steven L. Sample
Steven L. Sample
Chief Executive Officer and
Principal Financial Officer