Form 10-Q
period 2013-09-30
Acacia Diversified Holdings, Inc.
filed 2013-11-19
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2013:  12,486,809.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA DIVERSIFIED HOLDINGS, INC.
(Previously Acacia Automotive, Inc.)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$2,914	$189,260
Account receivable	-	7,500
Deposits and prepaid expenses	5,841	4,107
Total Current Assets	8,755	200,867
Property and equipment, net of accumulated depreciation of $64,061 and $28,649 in 2013 and 2012, respectively	822,792	25,738
Other assets
Customer list and Trade Secret Agreements, net of amortization of $18,679 in 2013	556,321	-
Total Assets	$1,387,868	$226,605

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$233,982	$46,967
Accrued liabilities	398,343	49,044
Shareholder payable/receivable	20,955	4,270
Capital lease obligations, current portion	-	9,234
Note payable, current portion	89,200	39,000
Total Current Liabilities	742,480	148,515
Noncurrent Liabilities
Capital lease obligations, less current portion	-	-
Note payable, long term	175,315	24,025
Total Liabilities	917,795	172,540

Stockholders’ Equity
Common stock, $0.001 par value, 150,000,000 shares authorized; 12,486,809 and 11,562,524 issued and outstanding at September 30, 2013 and December 31, 2012.	12,487	11,562
Additional paid-in capital	12,484,754	11,553,491
Retained deficit	(12,027,168)	(11,510,988)
Total Stockholders’ Equity	470,073	54,065
Total Liabilities and Stockholders’ Equity	$1,387,868	$226,605

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(Previously Acacia Automotive, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$45,343	$-	$45,343	$-
Costs and expenses
Cost of goods sold	13,696	-	13,696	-
Employee compensation	72,054	104,661	173,880	252,705
General and administrative	106,312	138,715	319,557	276,685
(Gain) loss on sale of assets	-	4,430	-	4,430
Depreciation and amortization	48,540	4,249	54,091	12,784

Total costs and expenses	240,602	252,055	561,224	546,604

Operating income (loss) before other income (expense) and income taxes	(195,259)	(252,055)	(515,881)	(546,604)

Other income (expense)
Other income	-	-	10,035	-
Interest expense	(6,316)	7,477	(10,334)	5,845
Total other income (expense)	(6,316)	7,477	(299)	5,845
Income (loss) before income taxes	(201,575)	(244,578)	(516,180)	(540,759)
Income taxes	-	-	-	-
Income (loss) from continuing operations	(201,575)	(244,578)	(516,180)	(540,759)

Gain on discontinued operations
Gain on discontinued operations, net	-	36,047	-	337,434
Gain on disposition of discontinued operations	-	571,979	-	571,979
Net gain (loss) from discontinued operations	-	608,026	-	909,413
Net income (loss)	$(201,575)	$363,448	$(516,180)	$368,654

Basic and diluted income (loss) per share
Loss from continuing operations	$(0.02)	$(0.02)	$(0.04)	$(0.05)
Income from discontinued operations, net	$-	$0.05	$-	$0.08
Net income (loss)	$(0.02)	$0.03	$(0.04)	$0.03
Weighted average number of common shares outstanding	12,255,738	11,562,524	11,839,809	11,562,524

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(Previously Acacia Automotive, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	2013	2012
Cash flows from operating activities
Net Income (loss)	$(516,180)	$368,654
Less (income) from discontinued operations, net of income taxes	-	(909,413)
Net (loss) before discontinued operations	(516,180)	(540,759)
Adjustment to reconcile net loss before discontinued operations to net cash provided by (used in) operating activities:
Depreciation and amortization	54,091	12,784
Stock options issued for services	21,144	39,675
Common stock issued for services	18,071	-
(Gain) loss on disposal of assets	-	4,430
Changes in Operating Assets and Liabilities
Deposits and prepaid expenses	3,266	(3,114)
Accounts receivable	7,500	-
Accounts payable	187,015	(142,317)
Accrued liabilities	55,906	(419,950)
Shareholder payable/receivable	16,685	(55,859)
Cash flow provided by (used in) continuing activities	(152,502)	(1,105,110)
Cash flow provided by (used in) discontinuing activities	-	242,868
Net cash flow provided by (used in) operating activities	(152,502)	(862,242)
Cash flows provided by (used from) investing activities
Proceeds from sale of assets	-	5,818
Purchase of equipment/leasehold improvements	-	(18,874)
Cash flow provided by (used in) continuing activities	-	(13,056)
Cash flow provided by (used in) discontinuing activities	-	1,240,411
Net cash flow provided by (used in) investing activities	-	1,227,355
Cash flow provided by (used in) financing activities
Cash Overdraft	-	(488)
Capital lease borrowings (payments)	(9,234)	(20,056)
Note payable Borrowings (payments)	(24,610)	(37,339)
Cash flow provided by (used in) continuing activities	(33,844)	(57,883)
Cash flow provided by (used in) discontinuing activities	-	-
Net cash flow provided by (used in) financing activities	(33,844)	(57,883)
Net increase (decrease) in cash and cash equivalents	(186,346)	307,230
Cash, beginning of period	189,260	-
Cash, end of period	$2,914	$307,230

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest	$(10,334)	$(5,845)
Income tax	$-	$-

Non-cash investing and financing activities
Prepaids	$(5,000)	$-
Property and equipment	(832,466)	-
Intangibles	(575,000)	-
Accrued liabilities	293,393	-
Notes payable	226,100	-
Common stock	901	-
Additional paid-in capital	892,072	-
	$-	$-

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(Formerly Acacia Automotive, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 and 2012

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Acacia Diversified Holdings, Inc., formerly known as Acacia Automotive, Inc., (“Acacia” or the “Company”) is actively engaged in evaluating acquisition opportunities to add to our existing portfolio of businesses and managing that portfolio.  Beginning in July, 2007 and continuing until July, 2012, the Company was singularly focuses on operating automotive auctions.

In June, 2007, the Company raised capital through a private offering of its equity securities that enabled the Company’s wholly-owned subsidiary to acquire in July, 2007 the assets and business of Augusta Auto Auction, Inc, in North Augusta, South Carolina.  This wholly owned subsidiary, Acacia Augusta Vehicle Auction, Inc., at that time constituted the lone operations of Acacia Automotive, Inc.,

In December, 2009, the Company, through its other wholly-owned subsidiary, Acacia Chattanooga Vehicle Auction, Inc., acquired the assets and business of Chattanooga Auto Auction Limited Liability Company, an automotive auction located in Chattanooga, Tennessee.   On August 31, 2010, the Company discontinued operations at its Chattanooga auction, first accounting for those operations as discontinued in its Quarterly Report on Form 10-Q for the period ended June 30, 2010.

On July 31, 2012, a majority of the shareholders of the Company voted to sell the Augusta auction.  Following the sale of the lone operating asset of the Company, management embarked upon a plan to evaluate and acquire a diverse array of businesses for the Company.  At that time the Company changed its name to Acacia Diversified Holdings, Inc., reflective of its intent to own a diverse portfolio of businesses not focused in any one industry.  The sale of the Augusta auction is more particularly described in that Current Report on Form 8-K filed August 27, 2012.

Accordingly, on July 10, 2013 the Company, through its wholly-owned subsidiary Citrus Extracts, Inc., entered into a definitive agreement to acquire certain assets of Red Phoenix Extracts, Inc., a Florida corporation (the “Assets”)  (“RPE” or the “Seller”).  The Assets included, among other things, furnishings, machinery, equipment and certain intellectual property. As consideration for the Assets, the Company issued RPE nine hundred thousand (900,000) restricted shares of its common stock (the “Shares”). There was no cash consideration in the transaction. The transaction is more particularly described in the Company’s Current Report on Form 8-K dated July 10, 2013.

In addition to acquiring the Assets, the Company assumed certain liabilities of RPE, including responsibility for a forklift lease in the amount of $465 per month for the remaining 16 months of the lease and indebtedness in the amount of $519,493 for certain loan and payable obligations.

The Company also assumed two leases for a facility of approximately 14,525 square feet consisting of two adjacent building units located at 3495 S. U.S. Hwy.1, Bldgs. 12-E and 12-W, Ft. Pierce, FL 34982 (the “Leases”).

The Company pays a combined $4,691 per month for the two leased units to the Florida State Farmer’s Market in Fort Pierce, Florida.  The Farmers Market is owned and operated by the State of Florida, and the leases are subject to additional 1-year lease renewals, that being the maximum allowed by the Florida authority operating the facility.  The current lease term expired on June 30, 2013 and was renewed for the maximum one-year period, now set to expire on June 30, 2014.

Generally speaking, the citrus season would begin at or near the first of November each year; however, this year’s citrus crop experienced a slower maturity of the fruit for juice processing, specifically the acids levels not yet having fallen to the proper levels and the brix (sugar) levels having not yet elevated to the proper level, all of which is anticipated to occur later in November and early December.  During the off-season the Company has been engaged in various preparations, updates and maintenance to its machinery and equipment such as to prepare it for the upcoming manufacturing operations.

In addition to issuing 900,000 shares of its common stock in the acquisition of assets during the third quarter of 2013, the Company also issued 24,285 for legal and web design services.

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

CONSOLIDATION – The Company had one wholly owned subsidiary, Acacia Augusta Vehicle Auction, Inc., as of December 31, 2011.  That subsidiary was sold on July 31, 2012, and the Company accounted for those operations as discontinued at December 31, 2011.  The Company acquired the certain assets of Red Phoenix Extracts, Inc. on July 10, 2013, for its new wholly-owned operating subsidiary, Citrus Extracts, Inc., its only operations.  All significant intercompany accounts are eliminated in consolidation.

NOTE 2  – GOING CONCERN

As of September 30, 2013, the Company had limited liquid assets and only very limited revenues as it awaited the beginning of full revenue-producing operations at or near the end of November 2013.  As such, in the absence of significant revenues arising from the commencement of operations, the Company will shortly become unable to meet its obligations as they come due.  These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans include attempting to raise funds from the public through the contemplated sale of its equity securities in a private offering made pursuant to Regulation D promulgated  under the Securities Act of 1933.  Management intends to make every effort to identify and develop sources of funds.  There can be no assurance that Management’s plans will be successful and should they not be, the Company may be compelled to cease operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company sold its Augusta auction on July 31, 2012, and accounted for those operations as discontinued effective with its Annual Report on Form 10-K for the year ended December 31, 2011.  The Company acquired certain assets of Red Phoenix Extracts, Inc. in Ft. Pierce, Florida on July 10, 2013.  The Company is preparing to engage in full production of citrus byproducts effective with the 2014 Florida citrus season at the end of November 2013.  The Company has been preparing its facility for production, engaging only in limited test runs and other minimal production runs of products as of this juncture. Accordingly, the Company will provide only limited components of its operational information in this Discussion and Analysis of Financial Condition and Results of Operations, and has elected to eliminate certain information and comparative results to prior periods in this report, as they would not be reflective of similar results or provide a proper basis for review.

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

General

The Company sold its Augusta auction operation on July 31, 2012, and had no operating revenues until Q3 2013. On July 10, 2013 the Company acquired certain assets of Red Phoenix Extracts, Inc. in Fort Pierce, Florida.  The Company intends to use those and other assets in its new Citrus Extracts, Inc. subsidiary, its only revenue-producing operations, anticipating a launch of those operations at the end of November 2013.  The Company has heretofore only managed limited test runs of its products with resulting limited revenues as it prepares for the beginning of full operations. As such, the Company will need to find additional capital or other new sources of revenues to support its expenses in order to continue as a going concern. The Company changed its name from Acacia Automotive, Inc. to Acacia Diversified Holdings, Inc. effective October 18, 2012, to reflect the Company’s determination to employ a broader scope and direction in expanding its business model into more diversified service and product offerings, and is preparing to consider other merger, acquisition, or business combination opportunities in any industry.  The Company may have to raise additional capital to meet its plans, and there is no assurance it will be successful in its attempts.

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

On July 10, 2013, the Company acquired certain assets of Red Phoenix Extracts, Inc. in Fort Pierce, Florida for 900,000 shares of its restricted common stock and no cash consideration.  The Company intends to use those and other assets in its new subsidiary corporation, Citrus Extracts, Inc.  The Company currently anticipates launching its full operations at the end of November 2013.

The Company continues to review various opportunities for acquisitions, business combinations, and revenue-producing operations, and is currently engaged in a private placement offering of its common stock to raise the capital required to launch and support its new manufacturing operations and to provide for capital to meet its other needs.

Business of the Company

The Company’s Augusta auction subsidiary sold cars and other vehicles from the time it was acquired on July 10, 2007, until its sale July 31, 2012.  On November 6, 2011, the Company identified a potential candidate for sale of its Augusta auction, and entered into a non-binding Letter of Intent for that purpose.  That Letter of Intent was dependent upon the buyers finding success in obtaining financing and other factors.  Following protracted delays in the buyers finding suitable financing, a change in the structure of the buyer’s group, and changes in the original terms of the sale, the buyer’s group completed the purchase on July 31, 2012.  Following the sale of those assets until July 10, 2013, the Company had no operations or corresponding operating revenues.  On July 31, 2012, a majority of the shareholders of the Company voted to sell the Augusta auction.  Following the sale of the lone operating asset of the Company, management embarked upon a plan to evaluate and acquire a diverse array of businesses for the Company.  At that time the Company changed its name to Acacia Diversified Holdings, Inc., reflective of its intent to own a diverse portfolio of businesses not focused in any one industry.  The sale of the Augusta auction is more particularly described in that Current Report on Form 8-K filed August 27, 2012.

On July 10, 2013, the Company acquired certain assets of Red Phoenix Extracts, Inc. for 900,000 shares of its restricted common stock and no cash consideration.  The Company intends to use those and other assets in its new Citrus Extracts, Inc. subsidiary in Ft. Pierce, Florida, which will be the Company’s only revenue-producing operations.  The Company anticipates instituting full operations at the end of November 2013.

Business of Acacia’s New Citrus Extracts Subsidiary

The Company’s Citrus Extracts subsidiary will utilize citrus peel material that is created when manufacturers extract juice from oranges and lemons (mainly oranges) in rendering its products.  In doing so, the Company will simultaneously eliminate the current negative options available for citrus waste remediation the juice manufacturers face.  Specifically, Citrus Extracts will re-process the remediated peels into highly desirable ingredients for use as spices, teas and ground citrus additives for food, beverages, nutraceuticals and cosmaceuticals.  The process will not introduce any chemicals or foreign substances into the citrus material or its finished products. This technology will not only allow the Company to generate significant revenues from its subsidiary’s finished products, but will also provide a valuable service to processors through safe, efficient, and cost-effective disposal of their citrus peel material. The Company currently anticipates initiating full production at the end of November 2013.

Discussion Regarding Costs of Goods Sold (Same as “Costs of Fees Earned” or “Costs of Services”)

As is generally consistent with reporting in most industries, the Company has designed its financial reports to reflect total revenues less costs of goods sold (sometimes indicated in our financial reports as “Costs of Fees Earned” or “Costs of Services”) in arriving at a gross profit before deducting operating expenses.  Costs of goods sold include costs similar to “production costs”, including certain subscribed services; contract labor for operations; outside services, pick up and delivery, rental of vehicles or equipment to facilitate operations, direct tools/supplies/equipment; fuel expense; maintenance; parts; shipping costs; discounts; policy allowance; return allowances; and, miscellaneous operations expenses. The Company’s independent accountants have elected to class the salaries, including related taxes, of production personnel to the “salary” classification in its consolidated reports, rather than as costs of fees earned.

Discussion Regarding the Company’s Operations

The Company sold its Augusta auction operations in the Augusta, Georgia, area on July 31, 2012, and has accounted for those operations as discontinued effective with its Annual Report on Form 10-K for the year ended December 31, 2011. The Company acquired certain assets of Red Phoenix Extracts, Inc. on July 10, 2013.  Those and other assets will be used in its new Citrus Extracts, Inc. subsidiary in becoming the Company’s only operations.  The Company anticipates instituting full production at the end of November 2013.  Accordingly, the Company will provide only limited components of its discussion and analysis of financial condition and results of operations, and has elected to eliminate certain information and comparative results to prior periods in this report, as they would not be reflective of similar results or provide a proper basis for review.

Three Months Ended September 30, 2013

Operating Results of the Subsidiary

The Citrus Extracts subsidiary sustained a loss of about $99,000 on revenues of about $45,000 for the three months ended September 30, 2013.  Those revenues resulted primarily from test runs and limited off-season runs in its new plant operations as it prepares to engage in full operations later this month.  Of that Q3 2013 loss, about $15,000 per month represented expenses for amortization and depreciation, about $7,700 per month represented expense for utilities, about $1,300 per month in interest expense, and about $3,100 per month represented rent expense.  The subsidiary paid about $12,000 per month in wages and salaries expense including payroll taxes.  The Company has been engaged in preparing the facility for operations, including repairs and maintenance to equipment it intends to utilize in its production processes.  Costs of goods sold represented about $4,600 per month, and other G&A expenses were about $5,500 per month.

Operating Results of the Parent Company

The Parent Company incurs expenses at the corporate level in addition to those incurred at our auto auction operations. In the three month period ended September 30, 2013, compensation for our executives averaged about $8,000 per month, all of which was accrued but unpaid, and other salaries and wages averaged about $3,600 per month, much of which was accrued and unpaid.  Our option and warrant expense averaged about $2,350 per month. Office rents generally represent about $650 per month but were deferred until the fourth quarter. Other corporate G&A expenses in the third quarter of 2013 included a charge for legal and accounting fees of approximately $13,000, and other traditional G&A expenses for travel, convention expenses, equipment lease/rental, postage and shipping, printing and office supplies, insurance, telephone, light, heat, power, etc. of about $9,300 per month.

Consolidated Operations

After selling its Augusta auction, the Company’s only remaining revenue-producing operations, in July of 2012, the Company had no revenues until the third quarter of 2013.  In July of 2013 the Company acquired certain assets it plans to use in manufacturing processes, generating only limited revenues in the third quarter from test runs and limited operations as it prepares for a planned launch of full operations at the end of November 2013. The Company accounted for those Augusta operations as discontinued beginning with its Annual Report on Form 10-K for the year ending December 31, 2011.  As a result of accounting for its operations as discontinued, the Company did not report revenues or costs of fees earned in it financial reports through Q2 of 2013, but did report certain other operating expenses associated with the Parent Company.  Revenues and other components were reflected in the consolidated statements of operations as gains or losses from discontinued operations.

In the three month period ended September 30, 2013, the Company sustained a consolidated net loss from continuing operations of approximately $202,000. This net loss included several components: (i) about $72,000 represented employee compensation, including executives, most of which was accrued but unpaid; (ii) about $49,000 represented expenses for amortization and depreciation; (iii) about $6,000 represented interest expense; and, (iv) about $106,000 represented general and administrative expense, which incurred a charge of about $2,350 in non-cash operating expenses for options and warrants issued under the Company’s 2007 Stock Incentive Plan as the ratable expense for the period resulting from options and warrants issued in 2007 through 2012 but not yet fully vested or exercised.

Nine Months Ended September 30, 2013

Operating Results of the Subsidiary

The Company’s Citrus Extracts subsidiary had no operations prior to the third fiscal quarter ended September 30, 2013.  As such, its total operating results for the period ended September 30, 2013, shown on the previous page, are reflective of the nine months ended on the same date.

Operating Results of the Parent Company

The parent company incurs expenses at the corporate level in addition to those incurred at our subsidiary’s operations. In the nine month period ended September 30, 2013, compensation for our executives averaged about $10,500 per month, of which about $5,500 per month was accrued but unpaid, and about $3,200 per month in other employee compensation, some of which was also accrued but unpaid.  Our option and warrant expense averaged about $2,350 per month. The first nine months of 2013 included a charge for legal and accounting fees of approximately $48,000 per month, a larger charge than normal resulting from costs associated with the acquisition of the Red Phoenix assets in July. The Company also incurred office rental costs of approximately $3,800 for the nine month period not including about $1,800 rent for Q3 not yet billed, and other traditional G&A expenses for travel, convention expenses, equipment lease/rental, postage and shipping, printing and office supplies, insurance, telephone, light heat power, etc., averaging about $36,000 per month.

 Consolidated Operations

After selling its Augusta auction operation in July of 2012, the Company’s only remaining revenue-producing operations until July of 2013, the Company accounted for those operations as discontinued beginning with its Annual Report on Form 10-K for the period ending December 31, 2011, and continuing forward.  As a result of accounting for its operations as discontinued, the Company did not report revenues or costs of fees earned in its Annual Reports on Form 10-K for the periods ended December 31, 2012 and 2011, but did report certain other operating expenses associated with the parent company.  Revenues and other components are reflected for those periods in the consolidated statements of operations as gains from discontinued operations.  The Company was without revenue-producing operations after its sale of the Augusta auction until the third quarter of 2013.  The Company’s new Citrus Extracts, Inc. subsidiary was its only revenue-producing unit in 2013, generating only limited revenues during test run and other limited operations in the third quarter as it waits to begin full production, now anticipated to begin at the end of November 2013.

In the nine month period ended September 30, 2013, the Company sustained a consolidated net loss from continuing operations of approximately $516,000.

This net loss included several components: (i) about $174,000 represented employee compensation including our executives; (ii) about $54,000 represented expenses for amortization and depreciation; (iii) about $10,000 represented interest expense; and, (iv) about $320,000 in general and administrative expense, which incurred a charge of about $21,000 in non-cash operating expenses for options and warrants issued under the Company’s 2007 Stock Incentive Plan as the ratable expense for the period resulting from options and warrants issued in 2007 through 2012 but not yet fully vested or exercised.

 Liquidity and Capital Resources

Our accountants have issued, in their prior audit report, a going concern opinion reflecting a conclusion that our operations may not be able to continue because of a lack of financial resources.

The Company’s liquidity in 2012 was provided by management fee revenues assessed to the Company's Augusta Auto Auction operations, by gains realized from the sale of the Augusta auction in July of 2012 and gains associated with the discontinuation of operations at that location, and by personal financial support from the Company’s CEO prior to the sale and disposal of the Augusta assets. The Company’s liquidity during 2013 was provided in part from proceeds of the 2012 sale of its Augusta auction, by personal financial support from the Company’s CEO, and from loans to the Company by individuals totaling approximately $80,000.

From July 10, 2007, until July 31, 2012, the Company looked to its auto auction operations to provide cash flow and cash return on our investment.  From January 1, 2013 until July 10, 2013, following the Company’s sale of its Augusta assets, the Company had no operations and no cash flow from operations. Since the acquisition of certain assets of Red Phoenix Extracts on July 10, 2013, the Company has been preparing for full manufacturing operations beginning at the end of November 2013, using those and other assets. The Company generated some small revenues from test runs and other limited operations during the third quarter of 2013, but those revenues did not provide sufficient cash flow on an ongoing basis to cover the subsidiary’s operations or the Parent Company’s corporate activity, essentially our executive officers, administrative overhead, and overhead that includes the cost of lawyers and accountants required to be publicly held.  As a result of those deficiencies and the loss of its revenue-producing operations for the greater part of the year-to-date, the Company will have to raise capital or institute or acquire additional operations with revenues sufficient to cover the costs of overheads. Beginning in September, 2013, the Company has sought to offer its common equity securities for sale pursuant to an exemption from registration provided for by regulation D promulgated under the Securities Act of 1933.  There can be no assurance that the Company will be successful in selling its securities and that if in fact such securities are sold the resultant proceeds therefrom will be sufficient so as to provide the Company with adequate working capital when taken together with anticipated revenues from operations.

As of September 30, 2013, the Company had a negative consolidated cash flow of about $186,000 for the year to date.  This resulted from negative net cash flow of approximately $153,000 used in operating activities and about $34,000 used in financing activities.

The negative cash flow used in financing activities represented about $9,000 in capital lease payments and about $25,000 in payments on debt.

As a result, the approximate $153,000 net cash flow used in operating activities combined with the approximate $34,000 net cash flow provided by financing activities resulted in the Company sustaining a net decrease in cash of about $186,000 for the nine months ended September 30, 2013.

Cash Balances

The Company will require substantial infusions of working capital or a substantial increase in the cash generated from new operations to insure long-term liquidity, and may seek infusions of working capital in the form of equity or debt capital, the former being considered most beneficial to the Company.  There is no assurance the Company will be successful in obtaining infusions of capital to fuel its operations or further growth.

Financing of Planned Expansions and Other Expenditures

The Company plans to grow through acquisitions, mergers, or other business combinations, and anticipates that it will need to raise additional capital to do so, probably through a private placement offering of its common stock. There can be no assurance the Company will be successful in its efforts to do so.

Dependence on Key Personnel

Our future performance depends in significant part upon the continued service of Acacia’s Chief Executive Officer, Steven L. Sample.  The loss of his services could have a material adverse effect on our business, prospects, financial condition and results of operations. The Company does not presently maintain key man life insurance on its employees, but may obtain such insurance at the discretion of its board of directors for such term as it may deem suitable or desirable. Our future success may depend on our ability to attract and retain highly qualified manufacturing, technical, sales and managerial personnel. The competition for such personnel can be intense, and there can be no assurance that we can attract, assimilate or retain highly qualified personnel for favorable compensations in the future.

 Contemplated Business

While the Company originally considered its automobile auctions as indicative of the basis of services rendered by the Company, it determined in 2012 that there are suitable opportunities for success in diverse industries and business models. The Company entered the citrus byproducts manufacturing industry in July of 2013 through its Citrus Extracts, Inc. subsidiary.  Accordingly, the Company changed its name from Acacia Automotive, Inc. to Acacia Diversified Holdings, Inc. effective October 18, 2012, to reflect the Company’s determination to employ a broader scope and direction in expanding its business model into more diversified service and product offerings, and is preparing to consider merger, acquisition, or business combination opportunities in any industry. (See Part II.  Item 5 – “Other Information”)

Implementation of Business Plan

The Company currently does not have sufficient working capital to pursue its business plans in their entirety as described herein. The Company’s ability to implement its business plans will depend on its ability to find new mergers, acquisitions, or business combinations or to obtain sufficient working capital to execute its business plans. No assurance can be given that we will be able to obtain additional capital, or, if available, that such capital will be available at terms acceptable to us, or that we will be able to generate profit from new operations, or if profits are generated, that they will be sufficient to carry out our business plans, or that the plans will not be modified. Moreover, the Company has sought, and may continue to seek, working capital through the sale of its debt and equity securities.  There can be no assurance that any such efforts will be successful in providing the Company with adequate working capital to execute its business plan.

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

The Company’s Secretary, a non-salaried position with the Company, is employed full-time in Nashville, Tennessee in a diverse business.  The Secretary does not devote substantial time to the affairs of the Company.

The Parent Company has no full-time corporate officer serving as managerial staff except for its President and CEO, who devotes the majority of his business time and efforts to the management and direction of the Company.  As such, there is not now, nor has there previously been considered to be, any material conflict of interest on his part.

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

Item 4T. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

As is typical with most similar type enterprises, our control processes are oriented toward operations, and production of financial statements reflects an outgrowth of operations and results of those operations. Internally, financial statements are a management tool to evaluate the operations and not an end of those operations. We closely monitor the daily results of our cash position and attempt to make certain that our cash position is adequate for the foreseeable future. Our financial statements are generated as part of the reporting on our operations, one metric of our operations, and as part of our obligations as a public entity.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports, such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, particularly our Chief Executive Officer, to allow timely decisions regarding operations and required disclosure.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer who acts as our Chief Financial Officer to allow timely decisions regarding required disclosure.  During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.   Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

During the third quarter of 2013 the Company did not make changes in its internal control.

PART II. OTHER INFORMATION

Item 5. Other Information.

Appointment of New Directors

At the July 8, 2013 meeting of the Company’s Board of Directors, four new directors were appointed to serve beginning on September 1, 2013 and continuing until standing for election at the next Annual Meeting of Shareholders.  Two of those directors had previously served on the Company’s Board of Directors until September 29, 2011, and were reappointed to the board on July 8, 2013. The other two directors had not previously served with the Company, and were appointed to begin service on September 1, 2013. The four new directors are:

Dr. David L. Sadler, age 65 (his first appointment to the Board of Directors). Since 1987, Dr. Sadler has served as a Partner in a private practice of Cardiothoracic and Vascular Surgery in Longview, Texas.  Born, reared and educated in Texas, Dr. Sadler co-founded the Cardiovascular and Thoracic Surgery programs at two Longview, Texas hospitals where he has practiced for the past twenty years.  He also co-founded Longview Thoracic and Cardiovascular Associates of Longview, Texas where he is a Managing Partner.  Dr. Sadler received his Bachelor of Science from Texas A&M University in 1970 and served his General and Vascular Surgery Residency along with his Cardiovascular and Thoracic Residency at Parkland Memorial Hospital in Dallas, Texas.  Dr. Sadler received his Doctor of Medicine degree from the University of Texas Southwestern Medical School in Dallas, Texas in 1974.  Dr. Sadler currently serves as the Chairman of the Board of Directors of Natural Citrus Products Corporation and is a Managing Member of Alarma Patents, LLC.

Dan L. Rigdon, Age 64 (his first appointment to the Board of Directors). Dan Rigdon has served as Senior Pastor and most recently, Pastor Emeritus, in the Dallas Metroplex for the past 32 years and has held numerous officer and director positions with a variety of organizations.  At the age of 24, Reverend Rigdon was elected Executive Vice President of Christian Life College in Stockton, California after which he was elected Director of Promotions and Publications for the Youth Division of the United Pentecostal Church International (“UPCI”).  Following that assignment, Reverend Rigdon was elected to the position of General Youth Secretary of UPCI, an organization of more than 9,800 ministers, ultimately being elected to General Youth President of that organization.  Following his tenure as General Youth President of UPCI, Reverend Rigdon was elected President of Christian Life College, Stockton, California.  Reverend Rigdon was also a major contributor in the envisioning and formation of "Compassion Services International", serving as a driving force in the development of its philosophy and scope of endeavor and served as Chairman of its first Board of Directors in the early 1980's. For the past six years Reverend Rigdon has served on the Board of Directors of Natural Citrus Products Corporation.

Danny R. Gibbs, age 56 (reappointed to the Board of Directors).  Mr. Gibbs was President of Gibbs Construction, Inc. from its inception in October of 1984 until April of 2000. He was a charter member of the Company's Board of Directors from its formation in 1984 until 2000, and in 2007, Mr. Gibbs agreed to serve on Acacia's board, where he served until December of 2011. The Company is pleased to welcome Mr. Gibbs’ return to its Board of Directors as he brings decades of experience in the public domain.  From 2000 through 2003, Mr. Gibbs served as Senior Project Manager for TOC Companies in the Dallas, Texas area. From the beginning of 2004 through the present, he has served in a similar capacity with Dimensional Construction, Inc. Both companies were located in Garland, Texas where Mr. Gibbs resides with his family.  Mr. Gibbs previously served on the Company’s board of directors when it was operated as Gibbs Construction, Inc. from 1984 through 2000, and under Acacia Automotive, Inc. from February 1, 2007, through September 29, 2011.

V. Weldon Hewitt, age 75 (reappointed to the Board of Directors).  Mr. Hewitt was originally appointed to the Company’s Board of Directors on February 1, 2007, and served until December of 2011. Mr. Hewitt has served as President and CEO of Hewitt Marketing since 1985, where he has been instrumental in establishing numerous OEM supplier contracts providing radios and other media devices and electronics, mobile cellular telephones, power-actuated equipment and accessories to many major vehicle manufacturers. Prior to that time, Mr. Hewitt founded and served as CEO of a manufacturing concern with annual sales of more than $20 Million in audio sound systems for the luxury car market. His extensive experience in providing a wide variety of products and services to the automotive industry spans more than four decades. Mr. Hewitt resides near Louisville, Kentucky with his family.  Mr. Hewitt previously served on the Company’s board of directors under Acacia Automotive, Inc. from February 1, 2007, through September 29, 2011.

Mr. Steven L. Sample, age 66, will continue to serve as the Company’s President, CEO, and Chairman of the Board of Directors, positions he has held continuously since June 25, 2006.

Submission of Matters to a Vote of Security Holders

On July 26, 2012, a majority of the shareholders of the Company entered into a series of Written Consent Resolutions in Lieu of a Special Meeting of Shareholders. These included:  (i) the shareholders of the Company voted to change the name of the Company to Acacia Diversified Holdings, Inc., which name became effective on October 18, 2012; (ii) the shareholders of the Company authorized and approved the sale of certain assets of the Company's Augusta Vehicle Auction, Inc. to Southern Vehicle Auctions, Inc.; (iii) the shareholders of the Company approved an amendment to the Company's Articles of Incorporation as to conform with the newly enacted Texas Business Organizations Code; (iv) the shareholders of the Company voted to authorize to update and extend the Company's Acacia Automotive, Inc. 2007 Stock Incentive Plan and to rename it the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan; (v) the shareholders of the Company voted in favor of extending the employment contract of the Company's CEO for an additional two years; and finally, (vi) the shareholders of the Company authorized the Secretary of the Company to take those steps reasonably necessary for effectuating the foregoing resolutions.  These matters are more particularly described in the Company’s Current Report on Form 8-K filed August 27, 2012.

Discontinued Operations

On August 31, 2010, the Company discontinued operations at its Chattanooga auction, first accounting for those operations as discontinued in its Quarterly Report on Form 10-Q for the period ended June 30, 2010.

In November of 2011, the management of the Company determined that it was in the best interests of the Company to sell the Augusta auction.  The Company sold the auction effective July 31, 2012.  Those events were first reported on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2012..  As such, the Company began accounting for those operations as discontinued in its Annual Report on Form 10-K for the year ended December 31, 2011. From July 31, 2012, until July 10, 2013, the Company was without revenue-producing operations, and plans to commence full-time manufacturing operations at the end of November 2013.
Limited Discussion and Analysis of Financial Condition and Results of Operations

The Company sold its Augusta auction operations in the Augusta, Georgia, area on July 31, 2012, and first accounted for those operations as discontinued effective with its Annual Report on Form 10-K for the year ended December 31, 2011.  The Company was without revenue-producing operations from July 31, 2012, until activation of its new Citrus Extracts subsidiary on July 10, 2013.  That subsidiary does not enter its full revenue-producing season until the latter part of November 2013.  Accordingly, the Company will provide only limited components of its operational information in this report’s Discussion and Analysis of Financial Condition and Results of Operations, and has elected to eliminate certain information and comparative results to prior periods in this report, as they would not be reflective of similar results or provide a proper basis for review.

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

Acacia Diversified Holdings, Inc.

Date: November 19, 2013	By:	/s/ Steven L. Sample
Steven L. Sample
Chief Executive Officer and
Principal Financial Officer