Form 10-Q/A
period 2013-09-30
Acacia Diversified Holdings, Inc.
filed 2015-05-20
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment Number 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     (1) Yes ☒ No ❒    (2) Yes  ☒  No  ❒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ❒ (Not required) ☐

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

Explanatory Note

Overview of Amendment on this Form 10-Q/A

This first amendment on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q (the “Original Quarterly Report”) for the quarter ended September 30, 2013, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 19, 2013. We are filing this Amendment in connection with our accountant’s review of the original Quarterly Report following filing of the Annual Report on Form 10-K for the year ended 12-31-2013.

Acacia Diversified Holdings, Inc. is filing this Amendment to its Quarterly Report on Form 10-Q for the period ended September 30, 2013, to amend and restate financial statements and certain other information for the three months and nine months ended September 30, 2013.

We have determined that our previously reported financial results for the three months and nine months ended September 30, 2013 contained the inclusion of charges related to certain Customer Lists and Trade Secret Agreements as assets, while our accountants elected to not include those assets on the subsequent Annual Report on Form 10-K for the year ended 12-31-2013.

Moreover, we have further determined that management's discussion provided in various parts of that quarterly report required some restatement to provide an accurate basis for review following exclusion of the charges for those assets.

Accordingly, we have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from those changes.

Management does not consider any of the previously reported financial information to have contained material deficiencies.  As such, this Amendment does not reflect any material changes to the financial statements of the Company, but is changed to properly reflect changes to the Company’s balance sheet and financial statements occurring from that reported on the Quarterly Report on Form 10-Q for the period ending 9-30-2013 and the Annual Report on Form 10-K for the year ending 12-31-2013.

The financial information and discussions presented in the Company’s Annual Report on Form 10-K for the year ended 12-31-2013 incorporate and include the changes reflected in the amendments to the financial information presented in the Quarterly Report as Amended on Form 10-Q/A for the period ended September 30, 2013.  Readers are advised that they can rely upon the information presented in that report on Form 10-K as being accurate.

The following sections of this Form 10-Q/A have been revised to reflect the restatement:

Part I

Item 1 – Financial Statements
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II

Item 5 – Other Information

Other than those amendments listed above, no attempt has been made in this Amendment to modify or update other disclosures presented in the original Quarterly Report. This Amendment does not reflect events occurring after the filing of the original Quarterly Report or modify or update those disclosures, including the exhibits to the Original Quarterly Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the original Quarterly Report, including any amendments to those filings.

In light of the amendments provided herein, readers are warned to not rely on the information disclosed for those three months and nine months ended September 30, 2013 as reported on Form 10-Q by the Company on November 19, 2013.  Except to the extent relating to the restatement of our financial statements and other financial information described above, the financial statements and other disclosure in this Form 10-Q/A do not reflect any events that have occurred after this Form 10-Q was initially filed on November 19, 2013. That is, the Company does not make any attempt herein to disclose or otherwise account for events subsequent to the periods contemplated herein, other than those events specifically referenced herein.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA DIVERSIFIED HOLDINGS, INC.
(Previously Acacia Automotive, Inc.)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited) (Restated)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$2,914	$189,260
Account receivable	-	7,500
Deposits and prepaid expenses	5,841	4,107
Total Current Assets	8,755	200,867
Property and equipment, net of accumulated depreciation of $64,061 and $28,649 in 2013 and 2012, respectively	702,627	25,738
Total Assets	$711,382	$226,605

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$233,982	$46,967
Accrued liabilities	398,343	49,044
Shareholder payable/receivable	20,955	4,270
Capital lease obligations, current portion	-	9,234
Note payable, current portion	89,200	39,000
Total Current Liabilities	742,480	148,515
Noncurrent Liabilities
Capital lease obligations, less current portion	-	-
Note payable, long term	175,315	24,025
Total Liabilities	917,795	172,540

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 150,000,000 shares authorized; 12,486,809 and 11,562,524 issued and outstanding at September 30, 2013 and December 31, 2012.	12,487	11,562
Additional paid-in capital	11,789,589	11,553,491
Retained deficit	(12,008,489)	(11,510,988)
Total Stockholders’ Equity (Deficit)	(206,413)	54,065
Total Liabilities and Stockholders’ Equity (Deficit)	$711,382	$226,605

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(Previously Acacia Automotive, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Restated)		(Restated)

Revenues	$45,343	$-	$45,343	$-
Cost of revenues, including depreciation of $27,091	(112,270)	-	(112,270)	-
Gross profit (loss)	(66,927)	-	(66,927)	-
Costs and expenses
Employee compensation	35,778	104,661	137,604	252,705
General and administrative	71,105	138,715	284,350	276,685
(Gain) loss on sale of assets	-	4,430	-	4,430
Depreciation and amortization	2,770	4,249	8,321	12,784

Total costs and expenses	109,653	252,055	430,275	546,604

Operating income (loss) before other income (expense) and income taxes	(176,580)	(252,055)	(497,202)	(546,604)

Other income (expense)
Other income	-	-	10,035	-
Interest expense	(6,316)	7,477	(10,334)	5,845
Total other income (expense)	(6,316)	7,477	(299)	5,845
Income (loss) before income taxes	(182,896)	(244,578)	(497,501)	(540,759)
Income taxes	-	-	-	-
Income (loss) from continuing operations	(182,896)	(244,578)	(497,501)	(540,759)

Gain on discontinued operations
Gain on discontinued operations, net	-	36,047	-	337,434
Gain on disposition of discontinued operations	-	571,979	-	571,979
Net gain (loss) from discontinued operations	-	608,026	-	909,413
Net income (loss)	$(182,896)	$363,448	$(497,501)	$368,654

Basic and diluted income (loss) per share
Loss from continuing operations	$(0.02)	$(0.02)	$(0.04)	$(0.05)
Income from discontinued operations, net	$-	$0.05	$-	$0.08
Net income (loss)	$(0.02)	$0.03	$(0.04)	$0.03
Weighted average number of common shares outstanding	12,255,738	11,562,524	11,839,809	11,562,524

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
(Previously Acacia Automotive, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	2013	2012
	(Restated)
Cash flows from operating activities
Net Income (loss)	$(497,501)	$368,654
Less (income) from discontinued operations, net of income taxes	-	(909,413)
Net (loss) before discontinued operations	(497,501)	(540,759)
Adjustment to reconcile net loss before discontinued operations to net cash provided by (used in) operating activities:
Depreciation and amortization	35,412	12,784
Stock options issued for services	21,144	39,675
Common stock issued for services	18,071	-
(Gain) loss on disposal of assets	-	4,430
Changes in Operating Assets and Liabilities
Deposits and prepaid expenses	3,266	(3,114)
Accounts receivable	7,500	-
Accounts payable	187,015	(142,317)
Accrued liabilities	55,906	(419,950)
Shareholder payable/receivable	16,685	(55,859)
Cash flow provided by (used in) continuing activities	(152,502)	(1,105,110)
Cash flow provided by (used in) discontinuing activities	-	242,868
Net cash flow provided by (used in) operating activities	(152,502)	(862,242)
Cash flows provided by (used from) investing activities
Proceeds from sale of assets	-	5,818
Purchase of equipment/leasehold improvements	-	(18,874)
Cash flow provided by (used in) continuing activities	-	(13,056)
Cash flow provided by (used in) discontinuing activities	-	1,240,411
Net cash flow provided by (used in) investing activities	-	1,227,355
Cash flow provided by (used in) financing activities
Cash Overdraft	-	(488)
Capital lease borrowings (payments)	(9,234)	(20,056)
Note payable Borrowings (payments)	(24,610)	(37,339)
Cash flow provided by (used in) continuing activities	(33,844)	(57,883)
Cash flow provided by (used in) discontinuing activities	-	-
Net cash flow provided by (used in) financing activities	(33,844)	(57,883)
Net increase (decrease) in cash and cash equivalents	(186,346)	307,230
Cash, beginning of period	189,260	-
Cash, end of period	$2,914	$307,230

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest	$(10,334)	$(5,845)
Income tax	$-	$-

Non-cash investing and financing activities
Utility deposit	$(5,000)	$-
Property and equipment	(712,300)	-
Related party payable	293,393	-
Notes payable	226,100	-
Common stock	900	-
Additional paid-in capital	196,907	-
	$-	$-

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

In June, 2007, the Company raised capital through a private offering of its equity securities that enabled the Company’s wholly-owned subsidiary to acquire in July, 2007 the assets and business of Augusta Auto Auction, Inc, in North Augusta, South Carolina.  This wholly owned subsidiary, Acacia Augusta Vehicle Auction, Inc., at that time constituted the lone revenue-producing operations of Acacia Automotive, Inc.,

In December, 2009, the Company, through its other wholly-owned subsidiary, Acacia Chattanooga Vehicle Auction, Inc., acquired the assets and business of Chattanooga Auto Auction Limited Liability Company, an automotive auction located in Chattanooga, Tennessee.   On August 31, 2010, the Company discontinued operations at its Chattanooga auction, first accounting for those operations as discontinued in its Quarterly Report on Form 10-Q for the period ended June 30, 2010.

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

On July 10, 2013 the Company, through its wholly-owned subsidiary Citrus Extracts, Inc., entered into a definitive agreement to acquire certain assets and assumed liabilities related to those assets from Red Phoenix Extracts, Inc., (“RPE” or the “Seller”) a corporation located in Fort Pierce, Florida.  The assets included, among other things, furnishings, machinery, and equipment. As consideration for the assets, the Company issued to the holders of RPE nine hundred thousand (900,000) restricted shares of its common stock (the “Shares”). There was no cash consideration in the transaction. The transaction is more particularly described in the Company’s Current Report on Form 8-K dated July 10, 2013.

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
September 30, 2013 and 2012

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION (Continued)

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

CONSOLIDATION – The Company had one wholly owned subsidiary, Acacia Augusta Vehicle Auction, Inc., as of December 31, 2011.  That subsidiary was sold on July 31, 2012, and the Company accounted for those operations as discontinued at December 31, 2012.  The Company acquired the certain assets of Red Phoenix Extracts, Inc. on July 10, 2013, for its new wholly-owned operating subsidiary, Citrus Extracts, Inc..  At September 30, 2013 Citrus Extracts, Inc. was the sole subsidiary of the Company and its only source of revenues, and all significant intercompany accounts and transactions are eliminated in consolidation.

NOTE 2  – GOING CONCERN

As of September 30, 2013, the Company had limited liquid assets and only very limited revenues as it awaited the beginning of full revenue-producing operations at or near the end of November 2013.  As such, in the absence of significant revenues arising from the commencement of those operations, the Company will shortly become unable to meet its obligations as they come due.  These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans include attempting to raise funds from the public through the contemplated sale of its equity securities in a private offering made pursuant to Regulation D promulgated under the Securities Act of 1933.  Management intends to make every effort to identify and develop sources of funds.  There can be no assurance that Management’s plans will be successful and should they not be, the Company may be compelled to cease operations.

NOTE 3 – FINANCIAL STATEMENT RESTATEMENT

Prior to July 10, 2013, Red Phoenix Extracts, Inc. (“RPE”) had no operations for at least two years.  Management’s initial assessment of the assets acquired from RPE included values assigned to various intangible assets such as customer lists and product design.  However, subsequent to the initial valuations, management determined that due to the passage of time since RPE was in operation, the intangible assets had only nominal or no value.  Also, equipment values as recorded were adjusted to reflect actual fair values at the date of purchase.

NOTE 3 – FINANCIAL STATEMENT RESTATEMENT (Continued)

The September 30, 2013 consolidated balance sheet and consolidated statement of operations were restated as follows:

Balance Sheet

	As Reported	Change	Restated

Current Assets	$8,755	$-	$8,755

Property and Equipment, net	822,792	(120,165)	702,627

Customer List and Trade Secrets, net	556,321	(556,321)	-
	$1,387,868	$(676,486)	$711,382

Total Liabilities	$917,795	$-	$917,795

Stockholder’s Equity (Deficit)

Common Stock	12,487	-	12,487

Additional Paid-In Capital	12,484,754	(695,165)	11,789,589

Retained Deficit	(12,027,168)	18,679	(12,008,489)

Total Stockholder’s Equity (Deficit)	470,073	(676,486)	(206,413)

Total	$1,387,868	$(676,486)	$711,382

Statement of Operations

Three Months Ended September 30, 2013	As Reported	Change	Restated

Depreciation and Amortization	$48,540	$(18,679)	$29,861

Net Loss	$(201,575)	$18,679	$(182,896)

Nine Months Ended September 30, 2013

Depreciation and Amortization	$54,091	$(18,679)	$35,412

Net Loss	$(516,180)	$18,679	$(497,501)

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

On July 10, 2007, the Company acquired for common stock the assets and the associated business of Augusta Auto Auction, Inc. in North Augusta, South Carolina, becoming the Company’s first revenue-producing operations under the management of Acacia. The Company conducted its first weekly auction at Augusta on July 11, 2007. Acacia’s management sold the assets of this auction on July 31, 2012.  The details of this transaction were reported on the Current Report on Form 8-K dated August 27, 2012, which includes a full detail of the actions taken. The Company first accounted for those operations as discontinued on its Annual Report on Form 10-K for the year ended December 31, 2011.

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

On July 10, 2013, the Company, through its wholly-owned Citrus Extracts, Inc., subsidiary, acquired certain assets of Red Phoenix Extracts, Inc. in Fort Pierce, Florida for 900,000 shares of its restricted common stock and assumed $519,493 of debt and trade obligations.  The Company is utilizing those and other assets in the operation of its Citrus Extracts subsidiary, its only revenue producing operations. The Company currently anticipates achieving full operations in December 2013, concurrent with the 2014 Florida citrus season.

Business of the Company

The Company’s Augusta auction subsidiary sold cars and other vehicles from the time it was acquired on July 10, 2007, until its sale July 31, 2012.  On November 6, 2011, the Company identified a potential candidate for sale of its Augusta auction, and entered into a non-binding Letter of Intent for that purpose.  That Letter of Intent was dependent upon the buyers finding success in obtaining financing and other factors.  Following protracted delays in the buyers finding suitable financing, a change in the structure of the buyer’s group, and changes in the original terms of the sale, the buyer’s group completed the purchase on July 31, 2012.  Following the sale of those assets until July 10, 2013, the Company had no revenue-producing operations or corresponding operating revenues.  On July 31, 2012, a majority of the shareholders of the Company voted to sell the Augusta auction.  Following the sale of the lone operating asset of the Company, management embarked upon a plan to evaluate and acquire a diverse array of businesses for the Company.  At that time the Company changed its name to Acacia Diversified Holdings, Inc., reflective of its intent to own a diverse portfolio of businesses not focused in any one industry.  The sale of the Augusta auction is more particularly described in that Current Report on Form 8-K filed August 27, 2012.

Business of Acacia’s New Citrus Extracts Subsidiary

The Company’s Citrus Extracts subsidiary will utilize citrus peel material that is created when manufacturers extract juice from oranges and lemons (mainly oranges) in rendering its products.  In doing so, the Company will simultaneously eliminate the current negative options available for citrus waste remediation the juice manufacturers face.  Specifically, Citrus Extracts will re-process the remediated peels into highly desirable ingredients for use as spices, teas and ground citrus additives for food, beverages, nutraceuticals and cosmaceuticals.  The process will not introduce any chemicals or foreign substances into the citrus material or its finished products. This technology will not only allow the Company to generate significant revenues from its subsidiary’s finished products, but will also provide a valuable service to processors through safe, efficient, and cost-effective disposal of their citrus peel material. The Company currently anticipates initiating full production in December of 2013.

Discussion Regarding Cost of Revenues (Same as “Costs of Goods Sold” or “Costs of Fees Earned”)

As is generally consistent with reporting in most industries, the Company has designed its financial reports to reflect total revenues less costs of goods sold (sometimes indicated in our financial reports as “Costs of Fees Earned” or “Costs of Services”) in arriving at a gross profit before deducting operating expenses.  Costs of goods sold include costs similar to “production costs”, including certain subscribed services; contract labor for operations; outside services, pick up and delivery, rental of vehicles or equipment to facilitate operations, direct tools/supplies/equipment; fuel expense; maintenance; parts; shipping costs; discounts; policy allowance; return allowances; and, miscellaneous operations expenses. The Company’s independent accountants have elected to class the salaries, including related taxes, of production personnel as Cost of Revenues.

Discussion Regarding the Company’s Operations

The Company sold its Augusta auction operations in the Augusta, Georgia, area on July 31, 2012, and has accounted for those operations as discontinued effective with its Annual Report on Form 10-K for the year ended December 31, 2012. On July 10, 2013 the Company acquired certain assets and assumed liabilities related to those assets from Red Phoenix Extracts, Inc. (“RPE”), a corporation located in Fort Pierce, Florida.  Those and other assets are being utilized in its new Citrus Extracts, Inc. subsidiary in becoming the Company’s only revenue-producing operations.  The Company anticipates instituting full production in December 2013.  As such, there were no revenue-producing operations at all during Q4 and a portion of Q3 of 2012, and no revenue-producing operations during Q1, Q2 and the first portion of Q3 of 2013.  Accordingly, the Company’s discussion and analysis of financial condition and results of operations may not provide an adequate basis for comparative review.

Three months ended September 30, 2013

In the third quarter of 2013, Citrus Extracts, Inc. was the Company’s only revenue-producing subsidiary.  The sale of citrus byproducts began on a limited basis in the third quarter of 2013, and therefore there were only limited revenues from citrus byproduct sales for the three-month period ended September 30, 2013.  In that three-month period the Company sold about 18,000 pounds of its ingredient products at an average price of $2.53 per pound. The cost of revenues for this period was $112,270, resulting in a gross loss of $66,927 on sales.  The cost of revenue included start-up costs and other one-time charges

In that same three-month period the Company sustained a consolidated net loss from continuing operations of approximately $183,000. This net loss included several components: (i) about $36,000 represented employee compensation, including executives, most of which was accrued but unpaid; (ii) about $3,000 represented expenses for amortization and depreciation; (iii) about $6,000 represented interest expense; (iv) about $71,000 represented other general and administrative expense, which incurred a charge of about $7,000 in non-cash operating expenses for options and warrants issued under the Company’s 2007 Stock Incentive Plan as the ratable expense for the period resulting from options and warrants issued in 2007 through 2012 but not yet fully vested or exercised; and, (v) cost of revenues of about $112,000 reflecting certain costs relating to production of finished products.

Nine months ended September 30, 2013

The sales of citrus byproducts began on a limited basis in the third quarter of 2013, and for the nine-month period ended September 30, 2013, the Company sold about 18,000 pounds of citrus peel byproducts at an average of $2.53 per pound.  Cost of revenues for this period was $112,270 resulting in a gross loss of $66,927 on sales. The cost of revenue included start-up costs and other one-time charges.

In the nine month period ended September 30, 2013, the Company sustained a consolidated net loss from continuing operations of approximately $498,000. This net loss included several components: (i) about $138,000 represented employee compensation including our executives; (ii) about $35,000 represented expenses for amortization and depreciation; (iii) about $10,000 represented interest expense; (iv) about $284,000 in other general and administrative expense, which incurred a charge of about $21,000 in non-cash operating expenses for options and warrants issued under the Company’s 2007 Stock Incentive Plan as the ratable expense for the period resulting from options and warrants issued in 2007 through 2012 but not yet fully vested or exercised; and, (v) cost of revenues of about $112,000 reflecting certain costs relating to production of finished products. (See “Liquidity and Capital Resources”.)

Liquidity and Capital Resources

Our accountants have issued, in their prior audit report, a going concern opinion reflecting a conclusion that our operations may not be able to continue because of a lack of financial resources.

The Company’s liquidity in 2012 was provided by management fee revenues assessed to the Company's Augusta Auto Auction operations, by gains realized from the sale of the Augusta auction in July of 2012 and gains associated with the discontinuation of operations at that location, and by personal financial support from the Company’s CEO prior to the sale and disposal of the Augusta assets. The Company’s liquidity during 2013 was provided in part from proceeds of the 2012 sale of its Augusta auction, by personal financial support from the Company’s CEO.

From July 10, 2007, until July 31, 2012, the Company looked to its auto auction operations to provide cash flow and cash return on our investment.  From January 1, 2013 until July 10, 2013, following the Company’s sale of its Augusta assets, the Company had no revenue-producing operations and no cash flow from operations. Since the acquisition of certain assets of Red Phoenix Extracts on July 10, 2013, the Company has been preparing for full manufacturing operations at approximately December of 2013, using those and other assets. The Company generated some small revenues from test runs and limited sales during the third quarter of 2013, but those revenues did not provide sufficient cash flow on an ongoing basis to cover the subsidiary’s operations or the Parent Company’s corporate activity, essentially our executive officers, administrative overhead, and overhead that includes the cost of lawyers and accountants required to be publicly held.  As a result of those deficiencies and the loss of its revenue-producing operations for the greater part of the year-to-date, the Company will have to raise capital or institute or acquire additional operations with revenues sufficient to cover the costs of overheads.  There can be no assurance that the Company will be successful in selling its securities and that if in fact such securities are sold the resultant proceeds therefrom will be sufficient so as to provide the Company with adequate working capital when taken together with anticipated revenues from operations.

As of September 30, 2013, the Company had a negative consolidated cash flow of about $186,000 for the year to date.  This resulted from negative net cash flow of approximately $152,000 used in operating activities and about $34,000 used in financing activities.

Cash Balances

The Company will require substantial infusions of working capital or a substantial increase in the cash generated from new revenue-producing operations to insure long-term liquidity, and may seek infusions of working capital in the form of equity or debt capital, the former being considered most beneficial to the Company.  There is no assurance the Company will be successful in obtaining infusions of capital to fuel its operations or further growth.

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

 Contemplated Business

While the Company originally considered its automobile auctions as indicative of the basis of services rendered by the Company, it determined in 2012 that there are suitable opportunities for success in diverse industries and business models. The Company entered the citrus byproducts manufacturing industry in July of 2013 through its Citrus Extracts, Inc. subsidiary, its only revenue-producing operations.  Accordingly, the Company changed its name from Acacia Automotive, Inc. to Acacia Diversified Holdings, Inc. effective October 18, 2012, to reflect the Company’s determination to employ a broader scope and direction in expanding its business model into more diversified service and product offerings, and is preparing to consider merger, acquisition, or business combination opportunities in any industry. (See Part II.  Item 5 – “Other Information”)

Implementation of Business Plan

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

The Company has no other full-time corporate  officer except for its President and CEO, who devotes the majority of his business time and efforts to the management and direction of the Company and its subsidiaries.  The President and CEO of the Company also serves as a director of the Company as well as having served as an officer and director of the Company’s subsidiary corporations.  Service in those capacities with the subsidiaries is not considered to constitute a conflict of interest on the part of employees, managers, or directors.  The Company’s President and CEO continues to serve in those capacities as of September 30, 2013. As such, there is not now, nor has there previously been considered to be, any material conflict of interest on his part.  However, the CEO of the Company may reasonably be expected to have or gain other affiliations, associations, or ownership interests in other entities which could under certain conditions be considered to be conflicts of interest.

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

PART II. OTHER INFORMATION

Item 5. Other Information.

Amendment to the Original Filing of This Form 10-Q

The Company’s management has now deemed as inaccurate the Consolidated Balance Sheets, Consolidated Statement of Operations, and Consolidated Statement of Cash Flows for the three months and nine months ended September 30, 2013 as originally filed on November 19, 2013 as a result of changes in valuation of assets acquired on July 10, 2013 to reflect fair values.

Users of this Form 10-Q/A are encouraged to not rely on the information contained in the original Quarterly Report on Form 10-Q for the period ended 9-30-2013, but rather should rely upon this Amended Form 10-Q for the same period and on the Annual Report on Form 10-K for the year ended 12-31-2013, which is also inclusive of the period covered herein.  As such, the Company has no current plan to address this deficiency beyond the filing of this amended report.

Appointment of New Directors

At the July 8, 2013 meeting of the Company’s Board of Directors, four new directors were appointed to serve beginning on September 1, 2013 and continuing until standing for election at the next Annual Meeting of Shareholders.  Two of those directors had previously served on the Company’s Board of Directors until September 29, 2011, and were reappointed to the board on July 8, 2013. The other two directors had not previously served with the Company, and were appointed to begin service on September 1, 2013. The four new directors are:

Dr. David L. Sadler, age 65 (his first appointment to the Board of Directors). Since 1987, Dr. Sadler has served as a Partner in a private practice of Cardiothoracic and Vascular Surgery in Longview, Texas.  Born, reared and educated in Texas, Dr. Sadler co-founded the Cardiovascular and Thoracic Surgery programs at two Longview, Texas hospitals where he has practiced for the past twenty years.  He also co-founded Longview Thoracic and Cardiovascular Associates of Longview, Texas where he is a Managing Partner.  Dr. Sadler received his Bachelor of Science from Texas A&M University in 1970 and served his General and Vascular Surgery Residency along with his Cardiovascular and Thoracic Residency at Parkland Memorial Hospital in Dallas, Texas.  Dr. Sadler received his Doctor of Medicine degree from the University of Texas Southwestern Medical School in Dallas, Texas in 1974.  Dr. Sadler currently serves as the Chairman of the Board of Directors of Natural Citrus Products Corporation and is a Managing Member of Alarma Patents, LLC.  In an 8-K dated June 13, 2014 the Company sadly announced the untimely passing on June 2, 2014 of Dr. Sadler from natural causes.

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

Acacia Diversified Holdings, Inc.

Date: MAY 20, 2015	By:	/s/ Steven L. Sample
Steven L. Sample
Chief Executive Officer and
Principal Financial Officer