Form 10-K
period 2013-12-31
Acacia Diversified Holdings, Inc.
filed 2015-05-20
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     (1) Yes ❒ No ☒    (2) Yes  ❒  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐   No ☒ (Not required) ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Issuer’s revenues for its most recent fiscal year.   $147,878

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $2,864,962 as of December 30, 2013 based on a value of $0.48 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,496,809 as of December 31, 2013.

PART I

Item 1.    Business of the Company

Background and History of the Company

Acacia Diversified Holdings, Inc. (“we”, “us”, the “Company”, or the “Parent Company”) was incorporated in Texas on October 1, 1984 as Gibbs Construction, Inc. (“Gibbs”). The Company changed its name from Gibbs Construction, Inc. to Acacia Automotive, Inc. effective February 20, 2007, and subsequently changed its name again from Acacia Automotive, Inc. to Acacia Diversified Holdings, Inc. effective October 18, 2012.

In the years following 1984, Gibbs grew to become a full service, national commercial construction company and completed an initial public offering of its common stock pursuant to a registration thereof on Form S-1 in January, 1996, trading on the NASDAQ Exchange under the symbol GBSE.

However, in April, 2000, immediately following a period in which the Federal Reserve raised interest rates six times between June 1999 and May 2000 in an effort to cool the economy, Gibbs faced financial difficulties and was unsuccessful in its efforts to bring the Company back to profitability.

Initial Restructuring of the Company

On August 15, 2006, Steven L. Sample agreed to acquire control of Gibbs Construction, Inc..  To do so, he initially acquired 46.7%, of common stock of Gibbs.  In addition Mr. Sample paid substantial expenses of the Company including the costs of audits and legal expenses required to bring the Company’s SEC filings current.

In order to further restructure and rehabilitate the Company such that it could be made to enter the automotive auction business and to satisfy its obligations to Mr. Sample, the shareholders of the Company at a Special Meeting of Shareholders on February 1, 2007 ratified all the actions recommended by the Company’s board of directors, causing the Company to (i) issue new common and preferred shares to Mr. Sample; (ii) amend the Company’s articles of incorporation in setting the par value of the shares at $0.001 per share; (iii) effect a one for eight reverse stock split; (iv) increase the number of authorized shares of common stock to 150,000,000 and authorize a series of preferred stock with 2,000,000 shares; and, (v) change the Company’s name from Gibbs Construction, Inc. to Acacia Automotive, Inc.  Those amendments to the Company’s Articles of Incorporation became effective February 20, 2007.  In conjunction with those events, the Company changed its stock-trading symbol to from GBSE to ACCA to better reflect its new name.  On May 29, 2007, Mr. Sample exchanged all his preferred shares for an equal number of common shares of the Company and a number of warrants to purchase Common shares. There are no preferred shares issued or outstanding as of December 31, 2014, and no plans to issue any new preferred shares.

In that restructuring the Company retained its substantial tax loss carryforward, which has grown to become approximately $12,940,000 as of December 31, 2014.  (See NOTE 5 to Financial Statements – “Income Taxes”)

Immediately following the approval of these amendments, the Company adopted its Acacia Automotive, Inc. 2007 Stock Incentive Plan, which was ratified by the Company’s stockholders in its Annual meeting held November 2007, initially reserving 1,000,000 shares thereunder.  In subsequent actions, the shareholders of the Company approved amendments to the Acacia Automotive, Inc. 2007 Stock Incentive Plan  (the “Plan”), renaming it the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan and making that revised plan effective as of January 1, 2012. All material terms of the 2007 Plan remained in full force and effect as they were merged into the revised Plan.

In July 2007, the Company caused to be formed Acacia Augusta Vehicle Auction, Inc., a South Carolina corporation and wholly owned subsidiary of the Company. (“AAVA”), for the sole purposes of acquiring certain assets of the Augusta Auto Auction and operating an auction at that same location. This became the Company’s only revenue-producing operations at that time.

In 2009 the Company caused to be formed Acacia Chattanooga Vehicle Auction, Inc., a Tennessee corporation and wholly owned subsidiary of the Company. (“ACVA”), for the sole purposes of acquiring certain assets of the Chattanooga Auction and operating an auction at that same location. This became the Company’s second revenue-producing operations at that time.

Disputes arose between the Company and the seller of those Chattanooga assets in September of 2010.  The Company discontinued operations there effective August 31, 2010, accounting for those operations as discontinued effective that date, and first accounted for those as discontinued operations in its Quarterly Report on Form 10-Q for the period ended June 30, 2010.  (See Part II, Item 9B – “Other Information”)

In late 2011, after successfully operating the Augusta auction for more than four years, the Company determined that it was in its best interests to sell the Augusta auction and thereafter entered into a Letter of Intent with two individuals for that purpose.  The sale transaction was completed on July 31, 2012.  Those events were reported in their entirety by the Company on its Current Report on Form 8-K on August 27, 2012, which in incorporated herein by reference.

Thus, from February 2007 through July of 2012, the Company’s primary objective had been to identify, acquire and operate going concerns in the automotive auction industry.  Following the sale of its Augusta auction assets, the Company on October 18, 2012 changed its name from Acacia Automotive, Inc. to Acacia Diversified Holdings, Inc. in an effort to exemplify the Company’s desire to expand into alternative industries as well as more diversified service and product offerings.

Recent Activities of the Company

The Company was without revenue-producing operations from July 31, 2012 until July 10, 2013, when it, through its new wholly-owned subsidiary Citrus Extracts, Inc., entered into a definitive agreement to acquire certain assets and assumed liabilities related to those assets from Red Phoenix Extracts, Inc. (“RPE”), a corporation located in Fort Pierce, Florida.  The assets included, among other things, furnishings, machinery, and equipment. As consideration for the assets, the Company issued to the holders of RPE nine hundred thousand (900,000) restricted shares of its common stock. There was no cash consideration in the transaction, which was more particularly described in the Company’s Current Report on Form 8-K dated July 10, 2013.

In that transaction, the Company also assumed certain liabilities of RPE, including indebtedness and trade payables in the amount of $519,493 for certain loan and payable obligations and responsibility for a forklift lease in the amount of $465 per month for the remaining 16 months of the lease. That forklift lease expired in October of 2014, and the Company exercised its option to purchase at that time. As a part of the assumed indebtedness the Company accepted responsibility for payment of the remaining $226,100 due on an SBA equipment loan at $5,205.46 per month.

In that same transaction, the Company also assumed responsibility for two leases for a facility of approximately 14,525 square feet consisting of two adjacent building units located at 3495 S. U.S. Hwy.1, Bldgs. 12-E and 12-W. The Company pays a combined $4,691 per month for the two leased units to the to the Fort Pierce State Farmer’s Market in Fort Pierce, Florida.  The Farmers Market is owned and operated by the State of Florida, and the leases are subject to additional 1-year lease renewals, that being the maximum term allowed by the Florida authority operating the facility.

On July 2014, RPE reacquired $113,597 of the original debt transferred to the Company in the asset acquisition agreement and reacquired the $69,950 in trade obligations, thereafter becoming a creditor to the Company in those amounts replacing others.  It further extended a new advance to the Company in the amount of $65,000 cash, resulting in total obligations to RPE of $248,547.

Following those actions, on August 20, 2014 the Company issued 108,597 new common shares to RPE in extinguishment of a portion of its obligations, those shares being valued at $1.00 each. Following the issuance of those shares, the Company’s debt obligation to RPE from the original acquisition transaction was reduced to $139,950 and its remaining debt obligations to others from that transaction was reduced to $109,846.

The Company on January 15, 2014 formed Acacia Transport Services, Inc. (“ATS”) as a wholly-owned subsidiary.  That subsidiary was formed for the primary purpose of providing a continuous source of raw citrus peel materials for the Company’s Citrus Extracts, Inc. manufacturing plant, and for the secondary purpose of generating transport revenues by hauling excess raw citrus peel materials to local farmers for use as feed for livestock.  On July 2, 2014, ATS entered into an Agreement for Citrus Peel Hauling Services with Lambeth Groves Juice Company, a juice extraction company located in Vero Beach, Florida, some 20 miles from Citrus Extracts, Inc.  That contract called for ATS to assume all responsibilities for hauling the raw, remediated citrus peel products from Lambeth Groves by July 30, 2014, which it did, and actual transport operations from Lambeth Groves commenced on August 7, 2014 and transported subsequent loads going forward from that date, becoming the Company’s second revenue-producing subsidiary at that time in conjunction with the Citrus Extracts subsidiary. Full-scale transport operations finally began with the onset of the 2015 citrus season that again started later than anticipated at approximately the beginning of December, 2014, with the number of loads transported “in season” generally being maximized during the period of mid-to-late December through March or April.

In July and August of 2014 Acacia Transport acquired three tandem-axle diesel road tractors, five tandem-axle aluminum end-dump trailers, one 53 foot tandem axle closed van trailer, one straight truck with a stainless steel tank for small peel-hauling operations, as well as other spare parts and support equipment to accommodate its obligations to Lambeth Groves and Citrus Extracts.

On March 1, 2014 the Company began performing milling operations using the trade name Acacia Milling Services at the Fort Pierce location for its Citrus Extracts subsidiary. Milling is the term applied to grinding or refining the finished citrus ingredient products rendered by Citrus Extracts into smaller, finer particles.  These services vary from simple sifting operations that separate the various sizes of materials to creating specific cuts from the original material, such as “tea bag cut” size, granulated materials of various sizes, or “powders” of various mesh sizes.  Generally the greater the mesh size (finer, smaller, particle size) requested by the customer, the higher the milling charges per pound.  The Company does not currently maintain separate accounting functions for its new milling operations, but intends to further segregate those milling operations in 2015 and to implement a new system of segregated financial reporting for those operations. The Company also intends to expand its offerings of those milling services to outside parties for the generation of additional revenues in the future.

Thus, Acacia Diversified Holdings, Inc., now (i) through its Citrus Extracts, Inc. subsidiary is now engaged in operating an agricultural processing and manufacturing business concentrating on optimizing citrus biomass (waste) materials into food, beverage, spice, nutraceutical, skin care, cosmetics, and botanical products; (ii) through its wholly-owned Acacia Transport Services, Inc. subsidiary in Fort Pierce, Florida is now engaged in the transportation industry; and, (iii) through its Acacia Milling Services operations is engaged in milling finished products for the Company’s Citrus Extracts, Inc. subsidiary and ultimately other clients.

In addition to the foregoing, the Company will continue to seek and evaluate other acquisition, business combination or merger opportunities. Such opportunities need not be in our current area of operations and may be more consistent with our objective to become a holding company with a diverse array of businesses. There can be no assurance that any such evaluations will result in viable acquisition opportunities, or that any viable acquisition opportunities could result in a formal business combination or relationship. Moreover, there can be no assurances that if we are able to identify a suitable opportunity, that we will have the financial ability to close such contemplated transaction or that the target will accept any bona fide offer made by us. Should the Company require additional capital to close such a transaction, that may require us to offer to sell and sell either our debt or equity securities. There can be no assurances, however, that any such efforts would be successful. There have been no tentative or definitive plans for acquisition or merger agreements resulting from any evaluations.

Employees

The Parent Company had two officers in 2013, being Steven L. Sample, its Chairman, President and Chief Executive Officer, and Patricia Ann Arnold, its Secretary.  Ms. Arnold serves in her capacity as a non-employee, while Mr. Sample serves as a full-time employee of the Company. The Parent Company also had one other full time senior accounting employee in 2013.

Our wholly-owned operating subsidiary, Citrus Extracts, Inc., has a total of approximately 20 full-time and part-time employees.

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

 Governmental Regulation

The Company, as with most companies, is subject to various business regulations, permits and licenses. The Company believes that it has complied with appropriate requirements and obtained all permits necessary to function under the current state and federal regulations.

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

The Company has incurred significant losses as a consolidated entity since July 2007, losses that have continued since that time through the close of fiscal 2013. These continuing losses raise substantial doubt about our ability to continue as a going concern, and our auditor's opinion with respect to our financial statements contain a going concern opinion. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Because We Have Limited Operating History, it is Difficult to Evaluate Our Business.

On July 10, 2013 the Company acquired certain assets that it utilized to begin revenue-producing operations under a new food grade citrus byproducts subsidiary.  On March 1, 2014 the Company began milling products under the name Acacia Milling Services in preparation to create a stand-alone billing entity in the future. In July and August of 2014 the Company acquired vehicles and implemented operations at its new Acacia Transport, Inc. subsidiary. As a result of our limited operating history in these businesses, you have very little operating and financial data about us upon which to base an evaluation. You should consider our prospects in light of the risks, expenses and difficulties we may encounter, including those frequently encountered by new companies. If we are unable to execute our plans and grow our business, either as a result of the risks identified in this section or for any other reason, this failure would have a material adverse effect on our results of operations, business prospects, and financial condition.

The purchase of our securities is a purchase of an interest in what should be considered as a high risk venture or in a new or “start-up” venture with all the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

We plan to grow through acquisitions

We plan to grow through expansion of our new operations, creation of new businesses, acquisitions, and/or mergers, and investors have little current basis to evaluate the possible merits or risks of the target businesses' operations or our ability to identify and integrate acquired operations into our company. Because we intend to develop and expand our business at least in part through selective acquisitions of or mergers with other businesses, there are significant risks that we may not be successful. We may not be able to identify, acquire or profitably manage additional companies or assets or successfully integrate such additional companies or assets into our Company without substantial costs, delays or other problems. In addition, companies we may acquire may not be profitable at the time of their acquisition or may not achieve levels of profitability that would justify our investment. Acquisitions may involve a number of special risks, including but not limited to:

➢ adverse short-term effects on our reported operating results,
➢ diversion of management's attention,
➢ dependence hiring, training, and retaining key personnel,
➢ risks associated with unanticipated problems or legal liabilities,
➢ amortization of acquired intangible assets, some or all of which could reflect poorly on our operating results and financial reports,
➢ implementation or remediation of controls, procedures and policies appropriate for a public company at companies that, prior to the acquisition, lacked these controls, procedures and policies; and,
➢ incursion of debt to make acquisitions or for other operating uses.

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

Technological Change

Technology, particularly the ability to use the Internet to conduct business and allow several management functions, is characterized by rapidly changing technology, evolving industry standards, frequent new product and service announcements, introductions and enhancements, and changing customer demands. Our future success will to some degree depend on our ability to adapt to rapidly changing technologies, our ability to adapt its solutions to meet evolving industry standards and our ability to improve continually the performance, features and reliability of its solutions.  Similarly, the Company must also continue to examine new processes and technologies related to its new citrus byproducts subsidiary. The failure of the Company to adapt successfully to such changes in a timely manner could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful implementation of solutions, or that any new solutions or enhancements to existing solutions will adequately meet the requirements of its current and prospective customers and achieve any degree of significant market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new solutions or enhancements to existing solutions in a timely manner or in response to changing market conditions or customer requirements, or if its solutions or enhancements do not achieve a significant degree of market acceptance, the Company's business, results of operations and financial condition could be materially and adversely affected.

Competition

Any industry served by the Company is likely to be highly competitive across the entire United States and the rest of the world. The Company has elected to devote the majority of its efforts on sales within the continental United States, but does compete with other companies in diverse countries than can potentially produce and sell its products at lower prices.  While the Company believes that there are other hurdles for those foreign entities to scale, including the high cost of international shipping to U.S. buyers, we believe that they nonetheless can compete with us in our markets.  We will potentially compete with a variety of companies, both domestic and international, and as such will be subject to various levels of competition. There is no assurance the Company will be able to adhere to its plans or to engage in any acquisitions or mergers at all.  As a result of its agreement with Uncle Matt’s Organic, Inc., Florida’s largest organic Juice producer, the Company believes it can compete as a manufacturer and supplier of organic food grade citrus peel products.  The Company has several buyers of its product in diverse areas of the United States, and is currently fielding opportunities to sell or distribute its products to other buyers.  In addition, the Company attended an organic trade show in Europe in early 2014 in an effort to establish clients in Europe and other venues, although it does not expend great energies in those areas and does not expect to see a significant amount of international business in its portfolio.

Control

Our Chief Executive Officer and Chairman of the Board of Directors owns a significant percentage of our outstanding voting securities which could reduce the ability of minority shareholders to effect certain corporate actions.

Our Chief Executive Officer and Director, Steven Sample, owned 47.24% of the Company’s issued and outstanding common stock as of December 31, 2013. As a result, currently, and after an offering by the Company of its equity securities, he will possess significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. His effective control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

As of that same date, all officers and directors of the Company owned a combined 52.05% of the Company’s issued and outstanding common stock. Based upon the Company's current business plan, it is anticipated that Mr. Sample will continue to have substantial influence over, if not effective control over the Company’s operations in the near future, including the election of a majority of its board of directors, the issuance of additional shares of equity securities, and other matters of corporate governance, perhaps even after some potential subsequent issuances by the Company of new common shares for capital raising activities, acquisitions, or merger activities.

We may, in the future, issue additional shares of common stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation, as amended, authorize the issuance of 150,000,000 shares of common stock.  The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock

Management of Growth

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

Risks Associated with Expansion

The Company desires to start, acquire or combine with other businesses, perhaps in diverse locations and markets.  To date, the Company does not have substantial experience in developing services on a regional or national scale. There can be no assurance that the Company will be able to deploy successfully its goods or services in those markets. There are certain risks inherent in doing business in several diverse markets, such as; unexpected changes in regulatory requirements, potentially adverse tax consequences, local restrictions, controls relating to inter-company communications and technology, difficulties in staffing and managing distant operations, fluctuations in manpower availability, effects of local competition, weather and climactic trends, and customer preferences, any of which could have a material adverse effect on the success of the Company's operations and, consequently, on the Company's business, results of operations, and financial condition.

Product and Service Offerings

On July 10, 2013, the Company acquired certain assets and, though its Citrus Extracts, Inc. (“CEI”) subsidiary, entered the citrus peel byproducts manufacturing business.  The Company’s CEI subsidiary utilizes our chemical-free, 100% natural processes in the manufacturing, sale, and distribution of all-natural food-grade ingredients made from raw, fresh, natural citrus peel resulting from citrus juicing operations. Through its trade secret processes, CEI processes and dehydrates orange, lemon, grapefruit and tangerine peel as CitraBlend and CitraBlend then mills it to varying sizes from “cut & sift flakes” to 40+ mesh powders (or smaller sizes for custom orders).  These ingredients, both organic and non-organic, find their ways into many national brand-name products commonly found on America’s kitchen tables in the form of spices, teas, national brand beer, specialty beverages, and otherwise.  In addition to a national label beer, our products are found in many craft beers, and because we have only recently addressed that market it remains largely untapped. CitraBlend is currently primarily sold through a distributor network with emphasis on those industries.

In addition to our standard non-organic line of products, our Citrus Extracts subsidiary began manufacturing organic citrus ingredient products in larger quantities effective with the beginning of January 2014. The Company secures it source material (fresh citrus peel) directly from a citrus peel processor less than 20 miles from its manufacturing facility, also obtaining is fresh organic peel from that plant in conjunction with its juice processing operations for Uncle Matt’s Organic Juice Company-Florida’s largest organic juice manufacturer.  All our food grade products are gluten free, non-gmo, certified Kosher, and in the case our organic products, bear our USDA National Organic Certification.

On January 15, 2014, the Company formed a new Florida corporation, Acacia Transport Services, Inc. (“ATS”), for the purposes of utilizing that corporation to house new subsidiary operations and to receive certain acquired assets.  On July 2, 2014, ATS executed an exclusive agreement with Lambeth Groves Juice Company in Vero Beach, Florida to obtain all the raw citrus peel resulting from its juice extraction operations beginning July 30, 2014, and concomitant with that same time the Company acquired several road tractors and trailers for use in transporting the raw citrus peel for use at the Company’s Citrus Extracts, Inc. manufacturing subsidiary and for disposing of excess peel to farmers. ATS hauled its first loads of raw citrus peel from Lambeth Groves on August 7, 2014 and thereafter as it became available.

On March 1, 2014 the Company began performing milling operations using the trade name Acacia Milling Services at the Fort Pierce location for its Citrus Extracts subsidiary. Milling is the term applied to grinding or refining the finished citrus ingredient products rendered by Citrus Extracts into smaller, finer particles.  These services vary from simple sifting operations that separate the various sizes of materials to creating specific cuts from the original material, such as “tea bag cut” size, granulated materials of various sizes, or “powders” of various mesh sizes.  Generally the greater the mesh size (finer, smaller, particle size) requested by the customer, the higher the milling charges per pound.  The Company does not currently maintain separate accounting functions for its new milling operations, but intends to further segregate those milling operations in 2015 and to implement a new system of segregated financial reporting for those operations. The Company also intends to expand its offerings of those milling services to outside parties for the generation of additional revenues in the future.

The Company may seek to start, acquire, or combine with other service or non-service entities, including those involved in manufacturing, transportation, distribution, chemical products, or otherwise. It is important to our future success to expand the breadth and depth of our offerings to be competitive and to enhance our potentials for growth of revenues and profits. Expansion of our categories and offerings in this manner will require significant additional expenditures and could strain our management, financial and operational resources. For example, we may find it prudent to acquire or build, outfit, and operate a new manufacturing facility or to initiate a new transport subsidiary where one is not currently available. We cannot be certain that we would be able to do so in a cost-effective or timely manner or that we would be able to offer certain products or services in demand by our customers, or to do so in a quality manner. Furthermore, any new product or service offering that is not favorably received by the Company’s clients could damage our reputation. The lack of market acceptance of new products or services or our inability to generate satisfactory revenues from expanded product or service offerings to offset their costs could harm our business. If we do not successfully expand our sales operations, our revenues may fall below expectations.  If we do not successfully expand our operations on an ongoing basis to accommodate increases in demand, we will not be able to fulfill our customers’ needs in a timely manner, which would harm our business. Most of our product or service operations are anticipated to be handled at our facilities, but some services may be performed at offsite locations or by approved vendors or contractors. Any future expansion may cause disruptions in our business and may be insufficient to meet our ongoing requirements.  The Company may move into various businesses as sales, manufacturing, transport, marketing, or otherwise, and is not limited to considering only product or service business offering.  There can be no assurance that the Company will be successful in identifying new businesses, or if it can be successful in acquiring or merging with any new business if identified.

Government Regulation and Legal Uncertainties

Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to the Company's business could have a material adverse effect on the Company's business, results of operations and financial condition.

Check, Credit Card, and Other Fraud

Our business could be harmed if we experience significant credit, wire transfer, draft, check, credit card, or other fraud. If we fail to adequately control fraudulent transactions, our revenues and results of operations could be harmed. The Company may attempt to obtain insurance as partial protections from such potential losses, but even while the Company’s exposure to loss in this event may be limited by the purchase of any such insurance, losses could nonetheless occur. Any losses sustained as a result of fraud or fraudulent activity would adversely affect the Company's business and results of operations, and its financial condition could be materially adversely affected.

Liability Claims

 The Company may face costly liability claims by consumers or other businesses. Any claim of liability by a client, employee, consumer or other entity against us, regardless of merit, could be costly financially and could divert the attention of our management. It could also create negative publicity, which would harm our business. Although we maintain certain forms of liability insurance, it may not provide protections in the event of certain liability claims, or may not be sufficient to cover a covered claim if one is made.

Risks of Low Priced Stocks

Following its initial public offering of its common stock in 1996, the Company’s shares were originally traded on the NASDAQ Exchange into 2000 as Gibbs Construction, Inc. under the trading symbol GBSE. Gibbs encountered severe financial difficulties in 2000, after which it was moved from the NASDAQ Capital Markets to the OTC Pink Sheets. Following the resurrection of the Company’s operations in 2007 through the intervention and assistance of the Company’s current CEO, Mr. Sample, its stock currently trades on the OTCQB exchange under the trading symbol ACCA.  Most of the Company’s issued and outstanding common shares continue to be restricted shares resulting in a small “float”.  For that and other reasons the Company’s securities have been thinly traded, and while a trading market for the Company's common stock could develop further with its current or new operations and the further release of restrictions on registered shares, there can be no assurance that it will do so.

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

If the Company were successful in identifying a new business opportunity and/or identifying an acquisition or merger target, became successful in actually launching a new business or acquiring or merging with any such target, and was successful in bringing profitable operations to the Company, it would intend to seek to meet the new listing requirements of the NASDAQ Capital market and attempt to return to that Exchange, which listing requirements include minimal capitalization, share price, and other benchmark requirements.  There is no assurance the Company can successfully identify any suitable new business opportunity, acquisition or merger candidate, or if successful in identifying a new business opportunity or merger/acquisition candidate, that it can be successful in developing a new business or completing any acquisition or merger, or if successful in developing a new business or completing any acquisition or merger that the Company could be successful in meeting the new listing requirements of the NASDAQ, or if successful in meeting those requirements, that the NASDAQ would accept the Company as a member, or that if the Company were successful in achieving a listing on the NASDAQ exchange that its share values would improve.  Any attempt to return to the NASDAQ Exchange, even if the Company were successful in meeting the requirements to do so, could take as long as two years or more to complete.

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

Potential Future Capital Needs

The Company may not be successful in generating sufficient cash from its new revenue-producing operations or in raising capital in sufficient amounts or on acceptable terms to meet its capital needs. The failure to generate sufficient cash flows or to raise sufficient funds may require the Company to delay or abandon some or all of its development and expansion plans or otherwise forego market opportunities, and may make it difficult for the Company to respond to competitive pressures, any of which could have a material adverse effect on the Company's business, results of operations, and financial condition. While the Company may seek to raise capital through the offering of common stock, there can be no assurance that it will be successful in doing so, or if successful in raising capital that the proceeds in any such offering will be sufficient to permit the Company to implement its proposed business plan, or that any assumptions relating to the implementation of such plan will prove to be accurate. To the extent that the proceeds of any such offering are not sufficient to enable the Company to generate sufficient revenues or achieve profitable operations, the inability to obtain additional financing will have a material adverse effect on the Company. There can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all, or that the Company will be successful in finding new operations.

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

Based upon the Company's current business plan, it is anticipated that the Company’s CEO and Chairman of the Board of Directors, Steven Sample, will continue to have substantial influence over, if not effective control over the Company’s operations in the near future, including the election of a majority of its board of directors, the issuance of additional shares of equity securities, and other matters of corporate governance, perhaps even after some potential subsequent issuances by the Company of new common shares for capital raising activities, acquisitions, or merger activities. (See “Control”)

Item 1B. Unresolved Staff Comments

None.

Item 2.    Description of Properties

The Company’s Citrus Extracts, Inc. subsidiary leases manufacturing and administrative facilities in Ft. Pierce, Florida for a combined rent of $4,691 per month on a year-to-year lease – the maximum allowed by Florida state law in this facility.  The leased premises consists of two buildings of approximately 15,000 combined square feet indoors housing its manufacturing operations, warehouse space, elevated loading docks, and office space. The lease also provides for sufficient outdoor parking and operating space such as to accommodate the Company’s needs. The Company also currently maintains office and administrative space in Ocala, Florida, at a cost of $600 per month, which it may cancel at any time.

In subsequent events, the Company also leased certain adjacent warehouse space for several months in 2014 on a month-to-month basis, and rented on a month-to-month basis an additional warehouse in the Fort Pierce State Farmers Market consisting of approximately 1,900 square feet for $838.50 per month beginning at October 2014 and continuing into 2015. (See “Subsequent Events”)

Item 3.    Legal Proceedings

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our stock has been thinly traded during the past five fiscal years.  Moreover, we do not believe that any institutional or other large scale trading of our stock has occurred, or will in fact occur in the near future.  We are presently traded on the Over the Counter QB Market under the ticker symbol ACCA. There were five market makers who commonly made markets in our stock in 2013. The following table sets forth information as reported by the National Association of Securities Dealers Composite Feed or Other Qualified Interdealer Quotation Medium for the high and low bid and ask prices for each of the twelve quarters ending December 31, 2013. The following prices reflect inter-dealer prices without retail markup, markdown or commissions and may not reflect actual transactions.

	Closing Bid		Closing Ask
	High	Low	High	Low
Quarters ending in 2011
March 31	$0.21	$0.01	$0.60	$0.60
June 30	0.10	0.02	6.00	0.59
September 30	0.08	0.03	6.00	0.55
December 31	$0.11	$0.01	$3.90	$1.98
Quarters ending in 2012
March 31	$0.25	$0.03	$1.96	$1.20
June 30	0.51	0.05	1.20	0.51
September 30	0.10	0.03	0.99	0.99
December 31	$0.10	$0.01	$0.99	$0.75
Quarters ending in 2013
March 31	$0.01	$0.01	$1.80	$0.69
June 30	0.25	0.15	1.80	0.80
September 30	0.65	0.20	1.80	0.55
December 31	$0.51	$0.36	$1.00	$0.51

As of December 31, 2013 the Company had 188 stockholders of record. The Company believes that it may also have as many as 200 or more additional beneficial shareholders.  The number of both shareholders of record and beneficial shareholders may change on a daily basis and without the Company’s immediate knowledge.

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

At its meeting of directors on February 1, 2007, the Company’s board of directors approved the Acacia Automotive, Inc. 2007 Stock Incentive Plan1 (the “Plan”), which was approved by our stockholders on November 2, 2007, reserving 1,000,000 shares to be issued thereunder in the form of common stock or common stock purchase options.  On July 26, 2012, our shareholders voted to update and extend the Acacia Automotive, Inc. 2007 Stock Incentive Plan, renaming it the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan. Warrants, which may be included as equity compensation of used in other manners, are not a component of the Plan. In resolutions since the implementation of the Plan, the directors granted restricted stock, warrants, and options for compensation summarized as follows as of December 31, 2013:

SUMMARY OF EQUITY COMPENSATION PLANS

Plan Description at December 31, 2012 and 2013	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Initial Number of Securities Available for Issue Under the Plan (1)	-	-	1,000,000
Total Options approved and issued through 12-31-2012 (2)	735,000	0.43	-
Options forfeited by former holders through 12-31-2012 (2)	(645,000)	0.44	-
Total Equity Plan Options outstanding at December 31, 2012	90,000	0.34	3,743,200
Total options approved and issued in 2013 (2)	-	-	-
Options forfeited by former holders in 2013 (2)	-	-	-
Total Equity Plan Options outstanding at December 31, 2013 (2)	90,000	0.34	4,243,072

(1)
The Company’s Acacia Automotive, Inc. 2007 Stock Incentive Plan began with 1,000,000 authorized securities, to which were added 4% of the issued and outstanding shares of stock of the Company on the first calendar day of each year, but not to exceed 1,000,000 shares added in any calendar year.  In 2012, the Company made certain revisions to and changed the name of its plan to the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan.

(2)	The number of Options issued and forfeited under the Plan in the years 2007 through 2013 and the increases in securities added to the Plan for each year are as follows:

Year	Options Granted	Options Forfeited	Securities added to Plan	Securities available* at December 31st
2007	155,000	-0-	-0-	845,000
2008	240,000	-0-	479,900	1,084,900
2009	195,000	-0-	482,500	1,372,400
2010	145,000	(255,000)	483,300	1,965,700
2011	-0-	(390,000)	462,500	2,818,200
2012	-0-	-0-	462,500	3,280,700
2013	-0-	-0-	462,500	3,743,200

* This number will increase on January 1, 2014 by 499,872 securities, bringing the total securities authorized for issuance under the plan as of that date to 4,243,072.

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

Executive Overview

With the acquisition of the Augusta Auto Auction on July 10, 2007, the Company commenced revenue-producing operations at that location and conducted its first weekly auction under the Company's ownership and management on July 11th of that year.  The Company's Augusta auction sold vehicles and equipment for automotive dealers and commercial accounts, including banks and finance companies, as well as for the United States Marshals Service.  The Company sold the business and related assets of the Augusta auction on July 31, 2012, and first accounted for those operations as discontinued on its Annual Report of Form 10-K for the year ended December 31, 2011.

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

On July 10, 2013 the Company, through its wholly-owned subsidiary Citrus Extracts, Inc., entered into a definitive agreement to acquire certain assets (the “Assets”)  of Red Phoenix Extracts, Inc., a Florida corporation (“RPE” or the “Seller”).  The Assets included, among other things, furnishings, machinery, equipment and certain intellectual property. As consideration for the Assets, the Company issued to the holders of RPE nine hundred thousand (900,000) restricted shares of its common stock (the “Shares”). There was no cash consideration in the transaction. The transaction is more particularly described in the Company’s Current Report on Form 8-K dated July 10, 2013.

Prior to instituting production, the Company set about to refurbish the plant and equipment and to launch its manufacturing operations.  As a result of the delays associated with the maturing of the citrus crop for the 2014 Florida citrus season and bringing mature fruit to the juice manufacturers, Citrus Extracts did not commence full production until late December 2013 and early January 2014. The Company’s Citrus Extracts subsidiary has continued to fine-tune its equipment and processes as it registers significant increases in production capabilities and revenue generation, particularly with its entry into the organic markets.

Discussion Regarding Our Citrus Extracts, Inc. Subsidiary’s New Position in the Citrus Industry

Business Overview - Citrus Extracts, Inc.

The Company’s Citrus Extracts subsidiary utilizes our chemical-free, 100% natural processes in the manufacturing, sale, and distribution of all-natural food-grade ingredients made from raw, fresh, natural citrus peel resulting from citrus juicing operations. Through its trade secret processes, CEI processes and dehydrates orange, lemon, grapefruit and tangerine peel as CitraBlend and CitraBlend then mills it to varying sizes from “cut & sift flakes” to 40+ mesh powders (or smaller sizes for custom orders).  These ingredients, both organic and non-organic, find their ways into many national brand-name products commonly found on America’s kitchen tables in the form of spices, teas, national brand beer, specialty beverages, and otherwise.  In addition to a national label beer, our products are found in many craft beers, and because we have only recently addressed that market it remains largely untapped. CitraBlend is currently primarily sold through a distributor network with emphasis on those industries.

In addition to our standard non-organic line of products, our Citrus Extracts subsidiary began manufacturing organic citrus ingredient products in larger quantities effective with the beginning of January 2014. The Company secures it source material (fresh citrus peel) directly from a citrus peel processor less than 20 miles from its manufacturing facility, also obtaining is fresh organic peel from that plant in conjunction with its juice processing operations for Uncle Matt’s Organic Juice Company-Florida’s largest organic juice manufacturer.  All our food grade products are gluten free, non-gmo, certified Kosher, and in the case our organic products, bear our USDA National Organic Certification.

As with other industries in the food-manufacturing subsector, CEI transforms raw agricultural products into products for intermediate or final consumption. These industry groups are distinguished by the type of raw materials (generally of animal or vegetable origin) processed into food products. Our manufacturing plant currently specialized in natural citrus products. The food products manufactured in these establishments are typically sold to wholesalers or retailers for inclusion as ingredients into various food products or direct distribution to consumers.  The Company’s Citrus Extracts subsidiary concentrates its efforts on manufacturing food grade ingredients that are used in foods and beverages, including spices, teas, beers, and other food commodities., but also effectively and efficiently transforms this fresh, raw citrus peel material into highly saleable by-products for use in the nutraceutical, skin care, cosmaceutical and botanical industries.

As is common with other businesses, the Company has experienced and expects to continue to experience fluctuations in its quarterly results of operations due to a number of factors, many of which are beyond the Company's control and which are common to the industry. Generally, the volume of products produced, and therefore available for sale, is highest in the first, second, and fourth calendar quarters of each year and lower in the third quarter. This results primarily from the availability of raw citrus peel for production use during the Florida “citrus season” each year. This seasonality is affected by several factors, most particularly weather conditions that affect the timing of maturity of brix and sugar levels in the fruit, being the determinant as to the suitability of the fruit for juicing operations.  The Company’s Citrus Extracts subsidiary relies upon the citrus peel resulting from those juice operations as its source of raw materials for production of its finished products. Among the other factors that have in the past and/or could in the future affect the Company's operating results are: general business conditions;  news relating to the healthful benefits of our products; trends in the food industry and changes in personal eating habits; economic conditions, including fuel prices and interest rate fluctuations; the introduction of new competitors; competitive pricing pressures; and costs associated with the acquisition of businesses or technologies; and the contractual relationships of our customers with their end-user clients and the resultant periodic fluctuations in their orders. As a result of the above factors, operations are subject to significant variability and uncertainty from quarter to quarter, and revenues and operating expenses related to volume will fluctuate accordingly on a quarterly basis.

Discussion Regarding Citrus Products

Citrus possess a unique, modular construction. Its many beneficial components are located in the parts that most consumers would throw away. The outer skin, or flavedo, contains pigments that give each fruit its distinctive color. This exterior surface also is dotted with oil glands. Just underneath is the white portion of the peel, or the albedo. Under the albedo lie the familiar citrus segments. Each of these is made up of several membrane-encased juice vesicles. Each segment’s collection of juice vesicles is further surrounded by an outer membrane known as the lamella. In seeded fruit, the seeds are found toward the center of the segments. Beyond that, citrus fruits have a core made of a soft, spongy material that visually resembles the albedo.

Citrus fruits are about 50% to 60% juice. Not only does juice make up the majority of the fruit, it also is the largest consumer market for citrus — with orange juice the clear leader. Juice processing originated as a way to use fruit that was deemed unsuitable for the fresh market. Now, more than 80% of the oranges grown in Florida are pressed for juice. First, mature fruit is washed and graded before stainless-steel juice extractors press out the juice. After extraction, the juice passes through a finisher which, using various means, removes excess pulp and seeds.

Juice may be the primary component of citrus processing, but the non-juice material is valuable and loaded with beneficial properties.  Most juice processors elect to do little more than find a cost-effective way of disposing of it. Often, the peel and other residue is treated with lime, pressed to remove fluids and dehydrated to around 10% for use as animal feed.

Although the term citrus peel “waste” is commonly used, in reality citrus peel is extremely clean and rich in valuable nutrients. The actual components of citrus peel include:

•	sugar (amounting to approximately 10% of the peel);
•	citrus oils (d-limonene and cold press oils) at appropriately 3%;
•	seeds (for spices and nutraceuticals) at approximately 1%;
•	fiber solids (primary ingredient) approximately 50%, and,
•	water, which constitutes the remainder of the peel.

Over 7 billion pounds of citrus peel material is created each year in Florida alone as a result of the production of orange, grapefruit, and lemon juice processing companies. These companies, such as Lambeth Groves Juice Company (the source of CEI’s fresh, raw citrus peel), Tropicana (Pepsico), Florida’s Natural, Minute Maid (Coca-Cola) and others are required by the EPA to remediate their residual citrus peel “waste“ material in an effort to eliminate pollutive dumping that was previously allowed.

Citrus Extracts processes that remediated peel with processes that have the following advantages:

•	No wastewater or volatile organic compound (“VOC”) air emissions are generated as a result of our process.
•	Every part of the waste peel material is utilized as food grade products with no remaining residue.
•	All natural processes with no additives.

Consumer products that focus on nutritionally beneficial ingredients such as rutin, d-limonene, hesperiden, potassium, Vitamin C, iron and Vitamin A, which have strong application uses for nutraceuticals, skin care, cosmetics and certain industrial uses, are found in abundance in our CitraBlend products. This product retains the valuable oils, sugars and citrus bioflavonoids that are most functional for these applications.  In addition to its progressive growth in conventional citrus products, the Company entered into an exclusive agreement in August 2013 with Uncle Matt’s Organic Juice to begin selling organic certified citrus products.

The Company’s CitraBlend ingredient products are made from 100% fresh, clean, citrus peel with no chemicals or additives and provide not only a high fiber additive (over 45% fiber), but also combines a highly functional hydrocolloid (pectin) in a single product. In addition to these benefits, CitraBlend is 100% gluten free. The high concentration of pectin (over 9%) in CitraBlend makes it a truly unique and multifunctional natural product.

The following chart reflects the beneficial components in our CitraBlend and CitraBlend Organic products.  You can see below that our CitraBlend and CitraBlend Organic ingredient products have more natural fiber than rye, oats, carrots, wheat, and lintel; natural hydrocolloids as in alginate, carrageenan, xanthan, guar gum, and locust beans; and more antioxidants than apples, blueberries, guava, pears, and pistachio nuts.  With such an outstanding array of beneficial components, our CitraBlend products are perfectly suited as ingredients for the food and beverage industry.

COMPARISON CHART: FIBER, HYDROCOLLOIDS, AND ANTIOXIDANTS
CITRABLEND AND CITRABLEND ORGANIC INGREDIENTS

CitraBlend Organic ingredient products also contain no genetically modified organisms (GMO), and most importantly, all of our Company’s citrus products are 100% natural with no chemicals added and are manufactured in south Florida in the heart of the United States citrus industry.

The Company is seeking to identify buyers for its products.  Once identified, and assuming an interest is present in purchasing our ingredient products, the potential buyer will generally request samples of our products which they will test in determining the suitability for their specific applications.  Following a finding of suitability, the potential buyer will query its buyers to see if a market exists.  Upon a positive finding, the buyer can then open discussions for its future purchasing needs and engage in a purchase order for product.  This process can be rather slow and tedious, particularly in the food and beverage industries, resulting in long interludes between initial sales contacts and final purchase understandings.  As a result of this process, the Company believes growth will be slower than originally anticipated.  The Company’s products are laboratory tested and certified in each required category, and the company holds proper certifications for its organic and kosher ratings.

Discussion Regarding Operating Results of the Company

Following the sale of its Augusta Auto Auction subsidiary, its only revenue-producing subsidiary, on July 31, 2012, the Company had no revenue-producing operations until July 10, 2013 when it acquired certain assets through its new Citrus Extracts, Inc. subsidiary, the Company’s only revenue-producing subsidiary in 2013. Full operations were not instituted until December of that year. Accordingly, the Company’s discussion and analysis of financial condition and results of operations for 2013 may not be reflective of similar results in the prior year or provide a proper basis for comparative review.

In 2013 our consolidated net loss was $683,308 compared to a net gain of $186,630 in 2012.  This 2013 net loss was primarily due to a lack of revenue-producing operations for most of the year combined with the costs of preparing the plant for operations and supporting the overheads during the non-revenue producing periods.  The 2012 income was primarily due to a net gain from discontinued operations of $909,411 resulting from the sale of the Company’s Augusta auction operations. Our 2013 consolidated costs and expenses were $816,019 compared to $725,751 in 2012.

Consolidated employee expense of $263,126 in 2013 included the corporate compensation expenses at the parent company and compensation expenses at its Citrus Extracts subsidiary after July 10th and consolidated employee expense of $362,095 in 2012 included corporate compensation at the parent company and the compensation expenses at the auction through July 31st of that year.  As a result, consolidated employee expense in 2013 fell about 27% from the 2012 level.

Consolidated general and administrative expense decreased by about 8% in 2013, versus 2012, reflecting decreased costs associated with lack of operations during the first half of 2013 following disposal of the Augusta Auction in July 2012, seeing re-implementation of operations during the second half of 2013 as the Company’s Citrus Extracts subsidiary prepared for full production in late December 2013. (See “Liquidity and Capital Resources”.)

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

The Company looks to its operations to provide cash flow and cash return on our investment.  However, the operating cash flow from our Augusta operation was not sufficient to support the Parent Company’s operations on a consolidated basis as of the close of fiscal 2012, nor was the cash flow from the Company’s new Citrus Extracts, Inc. operations sufficient to do so in 2013, again requiring the intervention of the CEO to provide financial support as stated above.

On November 6, 2011, the Company identified a potential candidate for sale of its Augusta auction, and on July 31, 2012, the buyer’s group completed the purchase. Those operations were accounted for as discontinued in the Company’s Annual Report on Form 10-K for the year ending December 31, 2011.  Following the sale of those assets, the Company had no operations or corresponding operating revenues until it acquired the assets of Red Phoenix Extracts, Inc. on July 10, 2013, and subsequently initiated manufacturing operations with those assets at its new Citrus Extracts, Inc. subsidiary in late 2013 and early 2014.  The Company continued to incur expenses in the periods of 2012 and 2013 in which it generated no revenues, and its cash was substantially depleted.  As such, the Company will need to increase its revenues, find new sources of revenues, or raise capital to support its expenses in order to continue as a going concern.

The Company's cash in fiscal year 2012 prior to the sale of its Augusta auction unit on July 31st was provided by the Company's Augusta auction operations and from personal financial support from the Company’s CEO.  In that same period, the cash flow from our Augusta operation was sufficient to support those operations, but was not sufficient to also support the Parent Company’s operations on a consolidated basis. Our operations in 2012 did not provide sufficient cash flow to cover our corporate activity on an ongoing basis, essentially our executive officers, administrative overhead, and overhead that includes the cost of lawyers and accountants required to be publicly held.  Following the sale of its Augusta auction, the Company no longer had the income from its operating subsidiary as a source of revenue to meet its expenses.  As of December 31, 2012, the Company had a positive consolidated cash flow of about $189,000 for the year.  This resulted from positive net cash flows of about $1,200,000 provided by investing activities as a gain from discontinued operations, and negative net cash flows of approximately $1,046,000 resulting from $980,000 used in operating activities and about $66,000 used in financing activities. The Augusta auto auction was sold for $1,237,500, which was the source of the positive cash flow from discontinued operations.

The Company's cash in fiscal year 2013 prior to the acquisition of certain assets on July 10th, and the subsequent implementation of limited production and revenue-producing operations as it awaited the maturity of the 2014 citrus season, came from cash reserves generated in 2012, and again from personal financial support from the Company’s CEO.  In that same period, the cash flow from our Citrus Extracts, Inc. operation was not yet sufficient to support those operations, and was consequently not sufficient to also support the Parent Company’s operations on a consolidated basis. Our operations in 2013 did not provide sufficient cash flow to cover our corporate activity on an ongoing basis, essentially our executive officers, administrative overhead, and overhead that includes the cost of lawyers and accountants required to be publicly held.

Following the sale of its Augusta auction in 2012 and prior to implementation of full manufacturing operations at the end of 2013 and the of beginning of 2014, the Company no longer had the income from its revenue-producing subsidiaries to meet its expenses.  As of December 31, 2013, the Company had a negative consolidated cash flow of about $188,000 for the year.  This resulted from positive net cash flows of approximately $25,000 provided by financing activities offset by negative cash flows of about $213,000 used in operating activities..

As a result of those deficiencies in 2013 and the loss of its revenue-producing operations for those periods in 2013 and 2012, the Company will require substantial infusions of working capital together with a managed cost structure to insure long-term liquidity.  The Company will have to increase its revenues, raise capital, or institute or acquire additional operations with revenues sufficient to cover the costs of overheads.  There is no assurance the Company can be successful in obtaining infusions of capital to fuel its plans, or that it can be successful in identifying or acquiring other operations.   The Company’s corporate overhead is relatively small by industry standards, and management believes that such expense could ultimately be covered if it were successful in these efforts.

Stock-Based Compensation

The Company accounts for stock options in accordance with FASB ASC 505, “Equity,” and FASB ASC 718, “Compensation—Stock Compensation.” Accordingly, stock compensation expense has been recognized in the statement of operations for the year ended December 31, 2013 based on the grant date fair value of the options.

Under ASC 718 and 505, the fair value of options is estimated at the date of grant using a Black-Scholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. Volatility is determined using historical stock prices over a period consistent with the expected term of the option.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS No. 123(R)") to account for stock-based compensation under ASC 718 and ASC 605, Compensation-Stock Compensation. The Codification requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date. An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense in 2013 and 2012.  ASC 718 requires cash flows resulting from tax deductions from the exercise of stock options in excess of recognized compensation cost (excess tax benefits) to be classified as financing cash flows. This requirement had no impact on our consolidated statement of cash flows in 2013 and 2012, as no options were exercised. During the years ended December 31, 2013 and 2012, respectively, the Company issued no stock awards to employees.

The Company did not issue any stock options in 2013 or 2012.  However, in calculating its option and warrant expense, the Company relies upon the following parameters:

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

The fair values of options issued are being amortized over the respective vesting periods (primarily four years).  The amortized cost recognized for the years ended December 31, 2013 and 2012 were $26,002 and $48,577, respectively.  There is no future amortization of the fair value of options.

Stock Options

	2013		2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of the year	90,000	$0.34	90,000	$0.34
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
Outstanding at end of year	90,000	0.34	90,000	0.34
Exercisable	90,000	$0.34	$90,000	$0.34

Stock Warrants

The exercisable outstanding stock purchase warrants was 1,326,250 for the years ended December 31, 2013 and 2012, with a weighted average exercise price of $2.64.  The following summarizes the warrant activity in 2013 and 2012.

	2013		2012
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at beginning of the year	1,326,250	$2.64	1,956,250	$2.03
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	(630,000)	1.16
Expired	-	-	-	-
Warrants outstanding at end of year	1,326,250	2.64	1,326,250	2.64
Exercisable	1,326,250	$2.64	1,326,250	$2.64

Liquidity and Need for Additional Capital

Overall, our operations were not self-funding in 2013 as a result of the lack of revenue-producing operations prior to July, and the delays associated with starting income producing operations at the new Citrus Extracts, Inc. subsidiary from July and beyond, exacerbated by the delays of citrus products maturing and coming to markets for the beginning of 2014 citrus season. The annual citrus seasons generally begin in October or November each year, but the season started late in 2013 with supplies of citrus only becoming generally available in December. The Company ended the year with a negative net cash flow of about $188,000. Through December 31, 2013, the Company had accrued compensation of $210,000 and cash advances to the Company of $102,677 owed to Mr. Steven Sample, the Company’s Chief Executive Officer, which remained unpaid as of that date. This deferred compensation represented amounts due to Mr. Sample beginning in early 2013, being pursuant to his Employment Agreement, and also to another employee of the Company.  This lengthy deferral of compensation reflected a continuing accommodation by Mr. Sample to assist the Company’s liquidity and cash management through those periods, as he had also done in prior years. The Company did not pay Mr. Sample in either preferred or common stock in 2013 or prior years, and does not currently anticipate doing so in the future.

To generate a positive cash flow, the Company will have to increase its revenues, raise capital or acquire new sources of revenues through acquisitions or mergers, and will probably have to raise additional capital to fund those acquisitions.  There can be no assurance the Company will be successful in raising capital or in identifying new acquisition of merger targets, and if it is successful in identifying acquisition or merger candidates, there is no assurance the Company can be successful in completing any of those transactions.

In 2013 the Company was engaged in its plan of seeking to grow its revenues through increased manufacturing output and new marketing opportunities for its products, especially the organic products it anticipates producing in substantially greater quantities in 2014 and beyond.  The Company is also seeking to grow through the creation of new businesses or through acquisitions, mergers or business combinations.  To succeed in doing so, the Company will require additional capital.  There is no assurance the Company can be successful in raising that capital.

The Company initiated a private placement of its securities at the end of August 2013, but elected to suspend the offering after a very short period and prior to accepting any subscriptions pending changes to the Company’s revised plans for operations and growth. The Company anticipates a new, revised offering sometime in 2015 or later. The Company anticipates seeking additional capital through the sale of its equity securities in that offering, but no assurance can be made that it will be able to find willing buyers for such securities. Moreover, as the Company contemplates selling its securities by way of an exemption from registration, there can be no guarantees that the Company will be able to identify a satisfactory number of suitable buyers to whom the Company may legally offer such securities.  The Company would anticipate using the proceeds from any capital raise to bolster its new manufacturing operations, start new business operations, acquire new business operations, and/or seek a merger opportunity that could provide revenue streams to meet the Company’s expenses.  The Company has contracted for limited long-term obligations as of December 31, 2013 as set forth in the following table.

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-Term Debt Obligations	$613,923	$52,636	$561,287	$-	$-
Operating Lease Obligations*	35,356	31,746	3,600	-	-
Totals	$649,279	$84,382	$564,887	$-	$-

*  The Company’s Citrus Extracts subsidiary leases manufacturing and administrative space at its Ft. Pierce, Florida, location for $4,691 per month since July of 2013, and the Company has rented administrative space in Ocala on a month-to-month basis at about $600 per month in 2013 and 2012, which has been reflected above as if a lease on an annual basis for one future year.  The Fort Pierce State Farmers Market, an industrial part managed by the State of Florida, only extends renewable leases on a year-to-year basis, with the end of lease occurring in June.  Therefore, the table above reflects operating lease obligations of less than one year as the $28,146 for the six months remaining on the annual lease at the Company’s Citrus Extracts location in Fort Pierce, Florida, plus $3,600 for the rent of the Company’s facility in Ocala, Florida during the same period.

Financing of Planned Expansions and Other Expenditures

The Company plans to engage in a private offering of its equity securities in 2015 or later, anticipating using portions of any capital raised in that effort on planned upgrades to its manufacturing facilities, expansion of its production capabilities, and reduction of debt.  There can be no assurance the Company can be successful in initiating a private offering of its securities, or if it is successful in initiating a private offering of its securities that it will be successful in raising capital, or if successful in raising capital that it can be successful in implementing any plan for acquisitions or adding or expanding any operations.

In subsequent events, the Company formed a new subsidiary named Acacia Transport Services, Inc. (ATS), also operating out of the Fort Pierce, Florida facility, and acquired three over-the-road tandem-axle tractors, five tandem-axle aluminum end-dump trailers, and one 53 foot closed van trailer in conjunction with the signing of a new exclusive contract to receive raw citrus peel for use in its Citrus Extracts operations.  The primary purpose of ATS will be transporting the raw citrus peel materials to Citrus Extracts for its manufacturing processes, and it will secondarily charge farmers to transport excess raw peel to them for use as cattle feed.  (See “Subsequent Events”)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Management, including our Chief Executive Officer who acts as our Chief Financial Officer, does not expect that our controls and procedures will prevent all errors and fraud, and our present efforts are oriented on improving the availability and thoroughness of information to management and its to generate financial statements.  In designing and evaluating the controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.  Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, particularly our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)

During the fourth quarter of 2013, the Company did not make changes in its internal control.

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

Item 9B.  Other Information

On July 31, 2012, the Company sold its last remaining revenue-producing unit, Augusta Auto Auction prior to its current operations.  Those operations were first accounted for as discontinued in the Company’s Annual Report on Form 10-K for the year ending December 31, 2011.

Following the sale of those assets, the Company was without revenue-producing operations from July 31, 2012 until July 10, 2013, when it, through its new wholly-owned subsidiary Citrus Extracts, Inc., entered into a definitive agreement to acquire certain assets and assumed liabilities related to those assets from Red Phoenix Extracts, Inc. (“RPE”), a corporation located in Fort Pierce, Florida.  The assets included, among other things, furnishings, machinery, and equipment. As consideration for the assets, the Company issued to the holders of RPE nine hundred thousand (900,000) restricted shares of its common stock. There was no cash consideration in the transaction, which was more particularly described in the Company’s Current Report on Form 8-K dated July 10, 2013.

In January of 2014, the Company formed another subsidiary named Acacia Transport Services, Inc. for the purpose of transporting raw citrus peel to the Company’s Citrus Extracts, Inc. subsidiary, Citrus Extracts, Inc., in Fort Pierce, Florida.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

The directors and executive officers of the Company, and their respective ages, as of December 31, 2013, and positions held with the Company, were as follows:

Name	Age	Position
Steven L. Sample	66	Director, Chmn. of the Board, and Chief Executive Officer
Patricia Ann Arnold	57	Secretary
Danny R. Gibbs	56	Director
V. Weldon Hewitt	76	Director
Dr. David Sadler	65	Director*
Dan L. Rigdon	65	Director

Steven L. Sample, age 66, became a director and officer of the Company in August 2006 when he was named as a Director and Chief Executive Officer.  From January 2004 through December 2005, he served as Executive Director of Sales for ADESA Corporation, the second-largest automobile auctions conglomerate in North America, when he left ADESA to draft the business plan for his Acacia concept.  From January 2002 through December 2003, he was the General Sales Manager of ADESA’s Ocala, Florida Auto Auction where he was credited for a loss-to-profit turnaround of approximately $1.75 million in the first ten months 2002, followed by continuing profitability in ensuing years. From September 1990 through December 2001, he was employed by Mid-America Auto Auction, an Anglo-American Auto Auction (Anglo-American later being acquired by ADT and renamed ADT Automotive Auctions), which was generally acquired by Manheim Auctions in 2000, with Mr. Sample serving as General Sales Manager and in other strategic capacities.   Mr. Sample was considered by many to be the most successful auction manager in the United States in the rent-a-car industry segment, winning numerous awards from such notables as Alamo Rent-A-Car, National Car Rental, AVIS/Budget Rental Group, Dollar-Thrifty Automotive Rental Group, and others.  Prior to that time, Mr. Sample managed a number of automotive dealerships in various capacities for the big three U.S. automakers and such notable imports as Lamborghini, Maserati, Volkswagen, AMG, and others.

Patricia Ann Arnold was named Secretary of the Company on February 1, 2007.  In 2013, Ms. Arnold joined Hospital Corporation of America (HCA) as a contractor in the Quality Standards section of the Clinical Services Group (CSG), and accepted the position of Executive Assistant to the Chief Health Information Officer in December of that year. From January of 2008 through January of 2013, Ms. Arnold served as Executive Assistant to the Managing Director, Executive Vice President of Operations and Executive Vice President of Development of Lend Lease (US) Public Partnerships LLC (f/k/a Actus Lend Lease). From 2002 through 2007, Ms. Arnold served as a Labor & Employment Paralegal with the law firm of Baker, Donelson, Bearman, Caldwell & Berkowitz; Litigation Paralegal with Stewart Estes and Donell from 1998 to 2002; and, Litigation Paralegal with Manier, Herod, Hollobaugh & Smith, in Nashville, Tennessee. Prior to the Nashville employment, Ms. Arnold was employed in similar positions with law firms in Louisville, Kentucky, since 1984.

* Dr. David Sadler was age 65 at the time of his first appointment to the Company’s Board of Directors on September 1, 2013. Since 1987, Dr. Sadler had served as a Partner in a private practice of Cardiothoracic and Vascular Surgery in Longview, Texas.  Born, reared and educated in Texas, Dr. Sadler co-founded the Cardiovascular and Thoracic Surgery programs at two Longview, Texas hospitals where he practiced for the past twenty years.  He also co-founded Longview Thoracic and Cardiovascular Associates of Longview, Texas where he was a Managing Partner.  Dr. Sadler received his Bachelor of Science from Texas A&M University in 1970 and served his General and Vascular Surgery Residency along with his Cardiovascular and Thoracic Residency at Parkland Memorial Hospital in Dallas, Texas.  Dr. Sadler received his Doctor of Medicine degree from the University of Texas Southwestern Medical School in Dallas, Texas in 1974.  In subsequent events disclosed in an 8-K dated June 13, 2014 the Company sadly announced the untimely passing on June 2, 2014 of Dr. Sadler from natural causes.  (See “Subsequent Events”)

Dan L. Rigdon, age 65. On September 1, 2013, Mr. Rigdon was appointed to the Company’s Board of Directors.  For the past 32 years Mr. Rigdon has served as Senior Pastor and most recently, Pastor Emeritus, in the Dallas Metroplex and has held numerous officer and director positions with a variety of organizations.  At the age of 24, Reverend Rigdon was elected Executive Vice President of Christian Life College in Stockton, California after which he was elected Director of Promotions and Publications for the Youth Division of the United Pentecostal Church International (“UPCI”).  Following that assignment, Reverend Rigdon was elected to the position of General Youth Secretary of UPCI, an organization of more than 9,800 ministers, ultimately being elected to General Youth President of that organization.  Following his tenure as General Youth President of UPCI, Reverend Rigdon was elected President of Christian Life College, Stockton, California.  Reverend Rigdon was also a major contributor in the envisioning and formation of "Compassion Services International", serving as a driving force in the development of its philosophy and scope of endeavor and served as Chairman of its first Board of Directors in the early 1980's. For the past six years Reverend Rigdon has served on the Board of Directors of Natural Citrus Products Corporation.

Danny R. Gibbs, age 56 was reappointed to the Board of Directors on September 1, 2013 after originally serving from October of 1984 through September 29, 2011.  Mr. Gibbs was the President of Gibbs Construction, Inc. (later becoming Acacia Automotive, Inc. and ultimately Acacia Diversified Holdings, Inc.) and a charter member of the Company's Board of Directors beginning with its formation in October of 1984 until April of 2000, and in February of 2007 Mr. Gibbs agreed to serve on Acacia's new board, where he served until September 29, 2011. The Company was most pleased to welcome Mr. Gibbs’ return to its Board of Directors as he brings decades of experience in the public domain.  From 2000 through 2003, Mr. Gibbs served as Senior Project Manager for TOC Companies in the Dallas, Texas area. From the beginning of 2004 through the present, he has served in a similar capacity with Dimensional Construction, Inc. Both companies were located in Garland, Texas where Mr. Gibbs resides with his family.

V. Weldon Hewitt, age 75 was reappointed to the Board of Directors on September 1, 2013 after originally serving from February 1, 2007 through September 29, 2011.  Mr. Hewitt has served as President and CEO of Hewitt Marketing since 1985, where he has been instrumental in establishing numerous OEM supplier contracts providing radios and other media devices and electronics, mobile cellular telephones, power-actuated equipment and accessories to many major vehicle manufacturers. Prior to that time, Mr. Hewitt founded and served as CEO of a manufacturing concern with annual sales of more than $20 Million in audio sound systems for the luxury car market. His extensive experience in providing a wide variety of products and services to the automotive industry spans more than four decades. Mr. Hewitt resides near Louisville, Kentucky with his family.

Committees of the Board of Directors

As of December 31, 2013, there were no committees of the board of directors by virtue of the fact that the majority of the Company’s directors were not appointed until the latter part of 2013 in conjunction with the Company’s new business activities, and committees were not yet determined.

Because we do not have an audit or compensation committee, shareholders will have to rely on the entire board of directors to perform these functions.

We do not have an audit or compensation committee comprised of independent directors.  Indeed, we do not have any audit or compensation committee.  These functions are performed by the board of directors as a whole.  Three members of the board of directors are considered to be independent directors, but the fourth, its Chairman, is an officer and is not considered to be independent.  Thus, there is a potential conflict in that board members who are also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

Code of Ethics

Given that the Company has had only limited operating history, the Company has not adopted a Code of Ethics for the principal executive officer, principal financial officer, or principal accounting officer.

Section 16(a) Beneficial Ownership Reporting Compliance.

There were no common stock options or warrants awarded in 2013 or 2012.

Item 11.  Executive Compensation

The following table sets forth certain information concerning the compensation earned during the years ended December 31, 2013 and 2012 by the Company's Chief Executive Officer, for whom disclosure is required:

SUMMARY COMPENSATION TABLE

		Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Total
Steven Sample, CEO (1)	2013	$185,000	$15,000	$200,000
Steven Sample, CEO (1)	2012	$195,000	110,841	$305,841

(1)  Mr. Sample became CEO of the Company in 2006 and has continued to serve without interruption. The Company provided automobiles, or allowances in lieu thereof, to Mr. Sample in 2013 and 2012, the value of which was less than $10,000 per year.

To again assist with the Company’s liquidity, Mr. Sample agreed to defer portions of his salary and employment bonus compensation in 2013 and 2012 pending an outcome that would provide sufficient capital to the Company such that it could settle past due compensation obligations and resume deferred obligations. At December 31, 2013, the Company owed Mr. Sample compensation of $160,316 accrued since April of 2013, including $25,000 from 2012 and $135,316 from 2013, which remains unpaid. In addition, Mr. Sample agreed to defer certain portions of his salary and bonus compensation until future years, which were not accrued in 2013. The Company has not paid any compensation to Mr. Sample in the form of common or preferred stock, and there is currently no plan to do so.

 Option Tables

The following table sets forth certain information concerning grants of options to purchase shares of common stock of the Company made during the last completed fiscal year to the executive officers named in the Summary Compensation Table.

EXECUTIVE STOCK OPTION GRANTS
(YEAR ENDED DECEMBER 31, 2013)

	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options Unexercisable	Weighted Average Per Share Exercise Price	Expiration Dates
None (1)	-	-	-	-

(1) No new options or warrants were issued in 2013 or 2012.

The following table sets forth certain information concerning grants of options to purchase shares of common stock of the Company made prior to the last completed fiscal year to the executive officers named in the Summary Compensation Table.

EXECUTIVE STOCK OPTION GRANTS
(YEARS ENDED DECEMBER 31, 2013 AND EARLIER)

	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercisable Options	Weighted Average Per Share Exercise Price	Expiration Dates
Steven L. Sample (1)	950,000	-	3.00	12/30/2016
Patricia Ann Arnold	10,000	-	0.01	2/1/2017

(1)  950,000 common stock purchase warrants issued in 2010 for conversion of preferred stock in 2007 and considered to have expired in 2010, but a like amount issued in that same year, and not issued as compensation.

No new options have been issued since 2010.

Director Compensation

Since February 1, 2007, directors of the Company have served without compensation except under the Acacia Automotive, Inc. 2007 Stock Incentive Plan adopted on that same date for which each non-employee director of the Company was granted an option to acquire an initial 10,000 shares of common stock upon his appointment or election to the board, and 15,000 additional options were granted upon election to a full term and annually thereafter.  On December 30, 2010, the Company’s Board of Directors suspended the issuance of options as compensation to its directors effective January 1, 2011, and as such issued no options as director compensation in 2011, 2012, or 2013.  In July 2012, the shareholders of the Company ratified the renaming of the Stock Incentive Plan to the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan, and extended of the term thereof.  On October 28, 2013, the Company’s Board of Directors voted to resume the issuance of common stock options to directors as compensation effective January 1, 2014. As such, the Company did not issue any common stock purchase options in 2013 and 2012. No new options have been issued under the Plan since 2010.

The following table sets forth certain information regarding the equity compensation for directors for the fiscal years ended December 31, 2013 and 2012:

	Dollar Amount Recognized for Financial Reporting Purposes
	2013	2012
Steven L. Sample (1)	$-	$-
Danny Gibbs (2)	-	12,560
James C. Hunter, MD (3)	-	9,358
V. Weldon Hewitt (4)	-	10,280
Frank Lawrence (5)	-	4,063
David Sadler, MD (6)*	-	-
Dan L. Rigdon (7)	-	-
Total	$-	$36,261

Upon a change of control, all outstanding options granted to executive officers and directors vest.  In 2013 the Company took actions waiving the termination of stock option vesting for directors that left the Company in 2011, agreeing to begin reissuing options as director compensation in 2014.  However, no actions were taken in 2014 to issue new options.

(1)   Appointed to the Company’s Board of Directors in August of 2006, and continues to serve as its Chairman.
(2)   Originally served on the Company’s board of directors from 1984 through August of 2006.  Was again appointed to the Board of Directors on February 1, 2007 where he served until September 29, 2011.  Was reappointed to the Board of Directors on September 1, 2013.
(3)   Served on the Company’s board of directors until from February 1, 2007, until September 28, 2011
(4)   Served on the Company’s board of directors until from February 1, 2007, until September 28, 2011.  Was re-appointed to the Board of Directors on September 1, 2013.
(5)   Served on the Company’s board of directors until from November 3, 2007, until September 30, 2011. The Company sadly noted the passing of ex-director Frank W. Lawrence on November 19, 2012.  The options and warrants outstanding as of that date and held by Mr. Lawrence expired thereafter in accordance with the Company’s 2007 Stock Incentive Plan.
(6)   Appointed to the Company’s Board of Directors on September 1, 2013. In subsequent events disclosed in an 8-K dated June 13, 2014 the Company sadly announced the untimely passing on June 2, 2014 of Dr. Sadler from natural causes.
(7)   Appointed to the Company’s Board of Directors on September 1, 2013.

Benefit Plans

As a part of the changes resulting in the emergence of Acacia Automotive, Inc. from the former Gibbs Construction, Inc. in 2007, all stock option plans and warrants existing prior to the change of name and change of control to Acacia’s management in 2007 were canceled.  At the board of directors meeting held on February 1, 2007, the Company adopted a new stock incentive plan.  Awards of options made after that date were in congruence with the Acacia Automotive, Inc. 2007 Stock Incentive Plan.  On July 26, 2012, a majority of the shareholders representing more than 67% of the votes of the Company voted to extend the Company’s stock incentive plan and rename it the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan. The Company provided health, disability, and life insurance plans for its employees until July 31, 2012, and provides certain additional benefits to its CEO as are consistent for persons serving in that capacity and as are set forth in his employment agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 31, 2013, the ownership of common stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the Company's common stock, (ii) each director of the Company, and (iii) all directors and officers as a group.  Except as otherwise indicated, each stockholder identified in the table possesses sole dispositive voting and investment power with respect to its or his shares.

Shares Owned
Name and Address of	Number of
Beneficial Owner	Shares	Percent
Steven L. Sample (1)	5,902,914	47.24%
Patricia Ann Arnold (2)	55,000	0.54%
Dr. David Sadler (3)	306,552	2.41%
V. Weldon Hewitt	110,000	0.86%
Dan L. Rigdon	12,500	0.10%
Danny R. Gibbs	117,500	0.92%
Gwendolyn Sample (4)	937,000	7.36%
All directors and officers as a group (six persons)	6,504,466	52.05%

(1)   Excludes 950,000 warrants held by Mr. Sample issued in exchange for converting all his shares of the Company’s preferred stock to common stock in 2010, and not for compensation.   Mr. Sample disclaims any beneficial ownership of any securities owned by others, and disclaims any beneficial ownership by others of any securities he owns.

(2)   Excludes options to purchase 10,000 shares of common stock at a weighted average exercise price of $0.01 per share.

(3)   Includes shares held in blind trusts or accounts not directly controlled by the shareholder. In subsequent events disclosed in an 8-K dated June 13, 2014 the Company sadly announced the untimely passing on June 2, 2014 of Dr. Sadler from natural causes.

(4)   Not an officer or director of the Company. Excludes options to purchase 35,000 shares of common stock at a weighted average exercise price of $0.23 per share.  Mrs. Sample disclaims any beneficial ownership of any securities owned by others, and disclaims any beneficial ownership by others of any securities she owns.

Unless otherwise indicated, the address for each of the above named individuals is 3512 East Silver Springs Boulevard - #243, Ocala, FL  34470.

Change of Control

None.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

In 2006 the board of directors named Gwendolyn Sample as the Company’s assistant secretary and on February 1, 2007, granted her an option to acquire 5,000 shares of Common stock for $0.01 per share.  On November 6, 2009, the Company granted her options to purchase 20,000 shares for $0.10 per share, and on December 23, 2010, she was awarded options to acquire 10,000 additional shares at $0.60 per share.  Ms. Sample is the spouse of Steven L. Sample.  In addition, the board of directors awarded L. Palmer Sample, an IT and MIS professional, 10,000 shares of restricted common stock for work performed in installing and maintaining the company’s computer network system as well as creating, hosting, and maintaining the Company’s e-mail system and Internet web site. On November 2, 2007, he was awarded 10,000 options to purchase common stock for $0.80 per share, on November 6, 2009, was granted options to purchase 5,000 shares of common stock for $0.10 per share, and on December 23, 2010 was awarded 10,000 options to purchase Common stock at $0.60 per share.  In 2013, Palmer Sample also installed a new financial server for the Company in Ocala, Florida, and performs services maintaining those systems. Palmer is the son of Steven L. Sample and Gwendolyn G. Sample.  Mr. Sample’s spouse and his son disclaim any beneficial ownership by Mr. Sample of any securities they own, and they disclaim any beneficial ownership of any securities he owns.

Mr. Sample became CEO of the Company in 2006.  On many occasions since that time he has personally borrowed funds which he then extended to the Company for its benefit and use, and has pledged his own assets in personally guaranteeing various lines of credit, loans, notes, and obligations for the Company. In addition to those actions intended to directly benefit the Company and its liquidity, he has also borrowed on his own accounts to mitigate extended periods when the Company has deferred payment of his salary and expenses as a further means to help the Company conserve cash and maintain liquidity.  Mr. Sample disclaims any beneficial ownership of any securities owned by others, and disclaims any beneficial ownership by others of any securities he owns.

Director Independence

We believe that, in accordance with the Company Guide of the American Stock Exchange, that Messrs. Gibbs, and Rigdon are independent directors, those two individuals being a majority of our current Board of Directors. As an employee-officer and director of the Company, Mr. Sample is not considered to be independent.  However, as of December 31, 2013, the Company did not have an independent Audit Committee, Compensation Committee, or Nominating Committee by virtue of the fact that its independent board members were only appointed in September of that year and committees and chairs had not yet been appointed.

Conflicts of Interest.

The Company and its management may be subject to various conflicts of interest. The Company’s management is not independent, yet the Company relies solely on management for guiding its day-to-day operations and managing its assets.  As such, certain employees may have conflicts of interest in allocating time, services and functions to the Company in deference to their other activities.

The Company’s Secretary, a non-salaried position, is employed full-time in Nashville, Tennessee in a diverse business.  The Company makes only light demands on its Secretary, who is not expected to give substantial time to the affairs of the Company.

The Company has no other full-time corporate  officer except for its President and CEO, who devotes the majority of his business time and efforts to the management and direction of the Company and its subsidiaries.  The President and CEO of the Company also serves as a director of the Company as well as having served as an officer and director of the Company’s subsidiary corporations.  Service in those capacities with the subsidiaries is not considered to constitute a conflict of interest on the part of employees, managers, or directors.  The Company’s President and CEO continues to serve in those capacities as of December 31, 2013. As such, there is not now, nor has there previously been considered to be, any material conflict of interest on his part.  However, the CEO of the Company may reasonably be expected to have or gain other affiliations, associations, or ownership interests in other entities which could under certain conditions be considered to be conflicts of interest.

Any investment in the Company will not carry with it the right to invest in any other property or venture of the CEO or other officers, employees, and directors of the Company.

Item 14.  Principle Accountant Fees and Services

The following is a summary of the aggregate fees billed to us for fiscal 2013 by KWCO, PC:

Audit Fees

Fees for audit services totaled $121,314 in 2013 and $97,841 in 2012, including fees for professional services for the audit of our annual financial statements and for the reviews of the financial statements included in each of our quarterly reports on Form 10-Q or reports on Form 8-K. The Company also paid $16,381 in 2013 and $8,705 in 2012 for tax preparation.

Item 15.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) Financial Statements

The following financial statements are included herewith:

(b) Reports on Form 8-K

(c) Exhibits

31.1	Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

32.1	Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 K W C O, PC

Certified Public Accountants
1931 East 37th Street, Suite 7	13714 Leal Drive
Odessa, Texas 79762	Houston, Texas 77069
(432) 363-0067	(432) 363-0067
Fax (432) 363-0376	Fax (432) 363-0376

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Acacia Diversified Holdings, Inc.
Ocala, Florida

 We have audited the accompanying consolidated balance sheets of Acacia Diversified Holdings, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acacia Diversified Holdings, Inc. as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 11 to the consolidated financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 11.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KWCO, PC

KWCO, PC
Odessa, Texas
MAY 20, 2015

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$1,452	$189,260
Accounts receivable	89,918	7,500
Employee accounts receivable	939	-
Deposits and prepaid expenses	-	3,166
Total Current Assets	92,309	199,926
Property and Equipment, net of accumulated depreciation of $81,414 and $28,649 in 2013 and 2012, respectively	685,274	25,738
Other assets	7,341	941
Total Assets	$784,924	$226,605

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Cash overdraft	$3,405	$-
Accounts payable	253,082	46,967
Accrued liabilities	217,271	49,044
Shareholder payable	102,677	4,270
Capital lease obligations, current portion	-	9,234
Note payable, current portion	102,661	39,000
Total Current Liabilities	679,096	148,515
Noncurrent Liabilities
Related party payables, subsidiary acquisition	361,291	-
Notes payable, less current portion	149,971	24,025
Total Liabilities	1,190,358	172,540
Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 150,000,000 shares authorized; 12,496,809 and 11,562,544 shares issued and outstanding in 2013 and 2012, respectively	12,497	11,562
Additional paid-in capital	11,776,365	11,553,491
Retained deficit	(12,194,296)	(11,510,988)
Total Stockholders’ Equity (Deficit)	(405,434)	54,065
Total Liabilities & Stockholders’ Equity (Deficit)	$784,924	$226,605

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

Revenues	$147,878	$-
Cost of Revenues, including $41,673 of depreciation	(232,132)	-
Gross (loss)	(84,254)	-
Costs and expenses
Employee compensation	263,126	362,095
General and administrative	309,670	335,442
Depreciation and amortization	11,091	16,353
Total costs and expenses	583,887	713,890

Operating (loss) before other income (expense) and income taxes	(668,141)	(713,890)

Other income (expense)
Other income	10,035	305
Interest income (expense)	(25,202)	2,665
Loss on sale of assets	-	(11,861)

Total other income (expense)	(15,167)	(8,891)
Loss before income taxes	(683,308)	(722,781)
Income taxes	-	-
Loss from continuing operations	(683,308)	(722,781)

Gain on discontinued operations
Gain (loss) on discontinued operations	-	337,432
Gain on disposition of discontinued operations	-	571,979
Net gain (loss) from discontinued operations	-	909,411
Net income (loss)	(683,308)	186,630

Basic and diluted loss per share
Loss from continuing operations	$(0.06)	$(0.06)
Income from discontinued operations, net	-	0.08
Net income (loss)	(0.06)	0.02
Weighted average number of common shares outstanding	12,004,281	11,562,524

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock		Additional Paid-in	Retained
	Shares	Par Value	Capital	Deficit	Total
Balance December 31, 2011	11,562,524	$11,562	$11,504,914	$(11,697,618)	$(181,142)

Stock options and stock warrants issued for compensation	-	-	48,577	-	48,577
Net Income	-	-	-	186,630	186,630

Balance December 31, 2012	11,562,524	$11,562	$11,553,491	$(11,510,988)	$54,065

Stock options and warrants issued for compensation	-	-	2,831	-	2,831
Stock issued for compensation and services	34,285	35	23,136	-	23,171
Stock issued for payment of expenses and equipment	900,000	900	196,907	-	197,807
Net Loss	-	-	-	(683,308)	(683,308)

Balance December 31, 2013	12,496,809	$12,497	$11,776,365	$(12,194,296)	$(405,434)

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Cash flows from operating activities
Net income (loss)	$(683,308)	$186,630
Less (income) loss from discontinued operations, net of income taxes	-	(909,411)
Net (loss) before discontinued operations	(683,308)	(722,781)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	52,765	16,353
Common stock, stock options, and stock warrants issued for services and compensation	26,002	48,577
Loss on sale of assets	-	11,861
Changes in operating assets and liabilities
Accounts receivable	(82,418)	(7,500)
Employee accounts receivable	(939)	-
Deposits and prepaid expenses	1,766	(1,531)
Accounts payable	206,114	(149,874)
Accrued liabilities	168,227	(375,548)
Shareholder payable	98,407	(52,473)
Cash flow provided by (used in) continuing activities	(213,384)	(1,232,916)
Cash flow provided by (used in) discontinued activities	-	253,329
Net cash flow provided by (used in) operating activities	(213,384)	(979,587)
Cash flows provided by (used from) investing activities
Proceeds from sale of assets	-	13,318
Purchase of equipment/leasehold improvements	-	(18,874)
Cash flow provided by (used in) continuing activities	-	(5,556)
Cash flow provided by (used in) discontinued activities	-	1,240,411
Net cash flow provided by (used in) investing activities	-	1,234,855
Cash flows from financing activities
Cash overdrafts	3,405	(488)
Note payable, payments	(36,493)	(37,339)
Capital lease payments	(9,234)	(22,370)
Related party payables	67,898	-
Cash flow provided by (used in) continuing activities	25,576	(60,197)
Cash flow provided by (used in) discontinued activities	-	(5,811)
Net cash flow provided by (used in) financing activities	25,576	(66,008)
Net increase (decrease) in cash and cash equivalents	(187,808)	189,260
Cash, beginning of year	189,260	-
Cash, end of year	$1,452	$189,260

Supplemental disclosure of cash flow information
Cash paid during period for:
Interest	$25,216	$-
Income tax	$-	$-

	2013	2012
Non-cash investing and financing activities
Utility deposit	$(50,00)	$-
Property and equipment	(712,300)	-
Related party payable	293,393	-
Notes payable	226,100	-
Common stock	900	-
Additional paid-in capital	196,907	-
	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 1 - THE COMPANY

Acacia Diversified Holdings, Inc., a Texas corporation, (“Acacia” or the “Company”) was engaged in acquiring and operating auctions that sell automobiles, trucks, equipment, boats, motor homes, RVs, and other related vehicles until July 31, 2012, when it sold its last auction in Augusta.  On July 10, 2013, the Company acquired the certain assets and assumed liabilities related to those assets from Red Phoenix Extracts, Inc. in Fort Pierce, Florida, where it later utilized those assets and others to begin manufacturing citrus peel byproducts in December of that year.  As a result of the delays associated with the maturing of citrus for the 2014 Florida citrus season and bringing mature fruit to the juice manufacturers, Citrus Extracts did not commence full production until late December 2013 and early January 2014.

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

On July 31, 2012, the Company sold the Augusta auction, first accounting for those operations as discontinued on its Annual Report on Form 10-K for the period ended December 31, 2011.  Following the sale and disposal of those assets on July 31, 2012 the Company had no revenue producing operations until it began manufacturing citrus peel byproducts in December of 2013.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The Company has elected to prepare its financial statements in accordance with generally accepted accounting principles in the United States (GAAP) with December 31st as its year-end.  The consolidated financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

CONSOLIDATION – The Company had one wholly-owned subsidiary, Acacia Augusta Vehicle Auction, Inc., until July 31, 2012, when that subsidiary was sold, and was accounted for as a discontinued operation at December 31, 2012 and 2011. The Company subsequently began operating a new revenue-producing subsidiary, Citrus Extracts, Inc., in the latter part of 2013. All significant intercompany accounts and transactions are eliminated in consolidation.

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

REVENUE RECOGNITION –Revenue is recognized on the sale of Citrus Extracts products when they are delivered to the customers.

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE –Allowance for uncollectible accounts receivable is estimated based on the aging of accounts receivable and management’s estimate of uncollectible amounts.  For the years ended December 31, 2013 and 2012 there were no bad debts.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

EQUIPMENT AND VEHICLES – Equipment and vehicles are stated at cost less accumulated depreciation.  Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives, which are generally three to fifteen years.  After accounting for discontinued operations, depreciation expense for the years ended December 31, 2013 and 2012 totaled $52,765 and $16,353, respectively.

CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company has maintained cash balances at financial institutions which have at times exceed federally insured amounts. The Company has not experienced any material losses in such accounts.

The carrying amounts of cash and cash equivalents, accounts receivable, deposits, prepaid expenses, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. Related party payables in 2013 included amounts due to vendors and service providers that were assumed by the Company’s Citrus Extracts subsidiary under the terms of the asset purchase agreement of July 2013 in which it acquired certain assets and liabilities of Red Phoenix Extracts.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the options at December 31, 2013 and 2012, was as follows:

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Year Ended December 31, 2013
2013 Stock Options	$-	$2,831	$-	$2,831
Year Ended December 31, 2012
2012 Stock Options	$-	$48,577	$-	$48,577

Options were valued using the Black-Scholes model

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

RECLASSIFICATIONS – Certain reclassifications have been made to previously reported amounts, so that the prior year’s presentation is comparative with the current year’s presentation.

COMPENSATED ABSENCES - The Company has not accrued a liability in accordance with FAS 43 (ASC 710), as the amount of the liability cannot be reasonably estimated at December 31, 2013 and 2012.

INCOME (LOSS) PER COMMON SHARE - Basic and diluted net income (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period, and does not include the impact of any potentially dilutive common stock equivalents.  Potential common shares are not included in the computation of loss per share, as their effect is antidilutive.

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

ADVERTISING COSTS - Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2013 and 2012 amounted to $10,014 and $6,784, respectively.

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

In the normal course of business, the Company enters into various other guarantees and indemnities in its relationships with suppliers, service providers, customers and others.  These guarantees and indemnifications do not materially impact the

Company’s financial condition or results of operations, and indemnifications associated with the Company’s actions generally have no dollar limitations and currently cannot be quantified.

STOCK BASED COMPENSATION - The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS No. 123(R)") to account for stock-based compensation under ASC 718 and ASC 605, Compensation-Stock Compensation. The Codification requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date. An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense in 2013 and 2012.  ASC 718 requires cash flows resulting from tax deductions from the exercise of stock options in excess of recognized compensation cost (excess tax benefits) to be classified as financing cash flows. This requirement had no impact on our consolidated statement of cash flows in 2013 and 2012, as no options were exercised. During the years ended December 31, 2013 and 2012, respectively, the Company issued no stock awards to employees and issued no stock options or warrants in 2013 or 2012.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

The fair values of options issued are being amortized over the respective vesting periods (primarily four years).  The amortized cost recognized for the years ended December 31, 2013 and 2012 were $2,831 and $48,577, respectively.  There is no future amortization of the fair value of options.

Stock Options

	2013		2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	90,000	$0.34	90,000	$0.34
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
Outstanding at end of year	90,000	$0.34	90,000	0.34
Exercisable	90,000	$0.34	90,000	$0.34

Stock Warrants

The outstanding exercisable outstanding stock purchase warrants was 1,326,250 for the years ended December 31, 2013 and 2012, with a weighted average exercise price of $2.64.  The following summarizes the warrant activity in 2013 and 2012.

	2013		2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	1,326,250	$2.64	1,956,250	$2.03
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	(630,000)	1.16
Expired	-	-	-	-
Outstanding at end of year	1,326,250	2.64	1,326,250	2.64
Exercisable	1,326,250	$2.64	1,326,250	$2.64

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

IMPAIRMENT OF LONG-LIVED ASSETS – In accordance with ASC Topic 360-10-05, “Impairment or Disposal of Long-Lived Assets”, the Company evaluates the carrying value of property, plant and equipment and definite-lived assets whenever a change in circumstances indicates that the carrying value may not be recoverable from the undiscounted future cash flows from operations.  If an impairment exists, the net book values are reduced to fair values as warranted.

RECENT ACCOUNTING PRONOUNCEMENTS – The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

From 2007 through the end of its fiscal 2010, the Company granted 10,000 common share stock purchase options to each of its outside directors upon their appointment in accordance to the Acacia Automotive, Inc. 2007 Stock Incentive Plan. Additionally, 15,000 common share purchase options were granted to each eligible director for each year of elected annual service to the Company, as well as other options for services on committees of the board of directors or for acting as chairs thereof.   On December 30, 2010, the Company’s board of directors voted to temporarily suspend director compensation, including the issuance of common stock purchase options, to its members effective January 1, 2011.  On October 28, 2013, the Company’s Board of Directors voted to resume the issuance of common stock options to directors as compensation effective January 1, 2014. As such, the Company did not issue any common stock purchase options in 2013 and 2012.

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

Additions and expenditures for improving or rebuilding existing assets that extend the useful life are capitalized. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the shorter of their economic lives or the lease term including any renewals that are reasonably assured. Property and equipment consisted of the following at December 31, 2013 and 2012:

	2013	2012
Vehicles	$10,500	$-
Computer equipment	37,463	37,463
Furniture & fixtures	6,251	750
Other equipment & software	712,474	16,174
Total property and equipment	766,688	54,387
Less accumulated depreciation	(81,414)	(28,649)
Net property and equipment	$685,274	$25,738

Equipment and vehicles acquired by capitalized leases and included in the above summary are set forth as follows at December 31, 2013 and 2012:

	2013	2012
Asset Cost	$37,463	$37,463
Accumulated Depreciation	(28,007)	(20,515)
	$9,456	$16,948

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 5 - INCOME TAXES

As of December 31, 2013 and 2012 the Company had net operating loss carryforwards of approximately $12,833,000 and $12,141,000 respectively, which will expire beginning in 2017.  A valuation allowance has been provided for the deferred tax asset as it is uncertain whether the Company will have future taxable income. A reconciliation of the benefit for income taxes with amounts determined by applying the statutory federal income rate of (34%) to the loss before income taxes is as follows:

	2013	2012
Net Operating Income (Loss)	$(683,308)	$186,630
Benefit (expense) for income taxes computed using the statutory rate of 34%	232,325	(63,454)
Non-deductible expense	(3,576)	(141)
Change in valuation allowance	(228,749)	63,595
Provision for income taxes	$-	$-

Significant components of the Company's deferred tax liabilities and assets at December 31, 2013 and 2012 are as follows:

	2013	2012
Tax operating loss carryforwards	$4,363,329	$4,127,812
Total deferred tax assets	4,363,329	4,127,812
Deferred tax liabilities
Depreciation	(24,893)	(18,125)
Total deferred tax liabilities	(24,893)	(18,125)

Net deferred tax assets	4,338,436	4,109,687
Valuation allowance	(4,338,436)	(4,109,687)
	$-	$-

As of December 31, 2013 open federal income tax years subject to examination include the tax years ended December 31, 2012 through December 31, 2010.

At December 31, 2013, net operating loss (“NOL”) carryforwards expiring through 2033 were as follows

Expiring December 31,	Amount of NOL Expiring
2016	$3,459,000
2019	6,166,000
2026	408,000
2027	693,000
2028	771,000
2029	197,000
2030	32,000
2031	415,000
2033	692,000
$12,833,000

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 6 - STOCKHOLDERS’ EQUITY

Warrants and Options

The Company did not issue any common stock purchase warrants or common stock purchase options in 2013 or 2012.

Common Stock

In 2013 the Company issued 934,285 new restricted shares of its Common stock, and did not issue any new shares in 2012. Of those shares issued in 2013, 900,000 shares were issued to the owners of assets acquired, 20,000 shares were issued to the Company’s securities attorney for services, and 14,285 shares were issued for services related to website and logo design.

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

The Company sold its Augusta auction effective July 31, 2012, and accounted for those operations as discontinued in its Annual Report on Form 10-K for the year ended December 31, 2012.

The following is a summary of financial information related to our discontinued operations for the nine months ended September 30, 2012.

	Period Ended September 30, 2012
	Augusta	Chattanooga	Total
Net Revenue	$935,876	$-	$935,876
Costs and Expenses
Costs of fees earned	129,366	-	129,366
Employee compensation	240,363	-	240,363
General and administrative	185,349	-	185,349
(Gain) loss on sale of assets	2,214	-	2,214
Depreciation and amortization	35,430	-	35,430
Interest expense	5,722	-	5,722
Total costs and expenses	598,444	-	598,444
Income (loss) on discontinued operations, net of taxes	337,432	-	337,432
Gain on disposition of discontinued operations, net	571,979	-	571,979
Total loss on discontinued operations, net of taxes	$909,411	$-	$909,411

The gain on discontinued operations at Augusta was determined as follows as of December 31, 2012:

Sale Price	$1,237,500
Assets	(665,521)
Gain on Disposition	$571,979

The Company sold the Acacia Augusta Vehicle Auction, Inc. business on July 31, 2012, and the amounts reflected above represent the assets and liabilities of the Augusta auction as of that date.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

 NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2013 and 2012:

	2013	2012
Accrued payroll and benefits	$196,406	$40,000
Accrued expenses – other	20,865	9,044
	$217,271	$49,044

NOTE 9 - NOTES PAYABLE

The Notes Payable are as follows at December 31, 2013 and 2012:

	2013	2012
Note Payable to an individual, maturity date November 5, 2014	$50,025	$50,025
5.5% Note Payable to a financial institution, payable in monthly installments of $5,258 including interest, matures June 15, 2017	202,607	-
	252,632	50,025
Current portion	(102,661)	(39,000)

	$149,971	$11,025

The future payments of notes payable as of December 31, 2013 are as follows:

Amortization
Year Ended December 31,
2014	$102,661
2015	56,419
2016	62,499
2017	31,053
$252,632

The note payable to an individual is due to the mother of the major shareholder of the Company, and a monthly fee of $721 is being paid on this note.

The 5.5% note payable is secured by substantially all assets of the Company’s Citrus Extracts, Inc. subsidiary and the U.S. Small Business Administration’s guaranty.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

In July of 2013, commensurate with the acquisition of the assets of Red Phoenix Extracts, Inc. in Fort Pierce, Florida, the Company, through its Citrus Extracts, Inc. subsidiary, began leasing a facility of approximately 14,525 square feet consisting of two adjoining building units located at 3495 S. U.S. Hwy.1, Bldgs. 12-E and 12-W, Fort Pierce, FL 34982.  The Company pays a combined $4,691 per month for the two leased units to the Fort Pierce State Farmer’s Market in Fort Pierce, Florida.  The Farmers Market is owned and operated by the State of Florida, and the leases are subject to additional 1-year lease renewals, that being the maximum allowed by the Florida authority operating the facility.  Rent expenses for the period ended December 31, 2013 was $29,804.

The Company also rents administrative space in Ocala, Florida from an officer of the Company on a month-to-month basis at $600 per month, and can cancel that obligation at any time.

NOTE 11 - GOING CONCERN

In July 2012, the Company sold the Augusta auction at a significant gain.  However, the proceeds were insufficient to provide long-term operating capital. As of December 31, 2013, the Company had only limited liquid assets and limited revenues from its new Citrus Extracts, Inc. subsidiary, having suffered delays associated with the beginning of the 2014 Florida citrus season and thus the availability of fruit for processing by the juice manufacturers and the raw peel for use in our processes. As such, and without substantially increasing revenue or finding new sources of capital, the Company will find it difficult to continue to meet its obligations as they come due.  The Company has been successful in establishing high production levels with its organic and non-organic peel products, but has been slow to fully develop its market for the more valuable organic products.  There is a lag period between production of the newly offered organic and actual sale and delivery of those products. Buyers of the organic products must be identified, contacted, provided with samples for testing, provided with product certifications, milling products and packaging to their specifications, and shipping the products.  Those processes are often lengthy and drawn out, particularly when relating to the food industry.  While the Company’s Citrus Extracts subsidiary has sold considerable quantities of its organic and non-organic products in 2014, it is anticipated that it may take as long as a year or more to develop selling channels sufficient to insure sale of its full production of organic products.

As a result, the inability by the Company to currently sell and deliver all its finished organic peel product inventory without holding periods will only serve to exacerbate cash flow concerns. While the inventory supplies, if sold, are quite sufficient to meet the Company’s immediate cash needs, these factors raise some doubt as to the ability of the Company to continue as a going concern.  Management’s plans include increasing production, which began in full during January 2014, selling all its inventories of products in the normal course of production, attempting to start new businesses or to find additional operational businesses to buy, and attempting to raise funds from the public through a stock offering. Management intends to make every effort to identify and develop all these sources of funds, but there can be no assurance that Management’s plans will be successful.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 12 - ASSET ACQUISITION

In an Asset Purchase Agreement dated July 10, 2013 the Company, through its wholly-owned subsidiary Citrus Extracts, Inc., acquired certain assets from Red Phoenix Extracts, Inc. (“RPE”) with a fair value of $717,300. In addition to acquiring those assets, the Company assumed certain liabilities of RPE, including responsibility for a forklift lease in the amount of $465 per month for the remaining 16 months of the lease as well as indebtedness and trade obligations in the amount of $293,393.  That forklift lease expired in October of 2014, and the Company exercised its option to purchase at that time. As a part of that assumed indebtedness the Company accepted responsibility for payment of the remaining $226,100 due on an SBA equipment loan.

RPE extended an advance to the Company in the amount of $65,000 cash in 2013.

On August 20, 2014 the Company issued 108,597 new common shares to RPE in extinguishment of a portion of its debt to RPE, those shares being valued at $1.00 each.

In the asset acquisition transaction with RPE, the Company also assumed responsibility for two operating leases for a facility of approximately 14,525 square feet consisting of two adjacent building units located at 3495 S. U.S. Hwy.1, Bldgs. 12-E and 12-W. The Company pays a combined $4,691 per month for the two leased units to the Fort Pierce State Farmer’s Market in Fort Pierce, Florida.  The Farmers Market is owned and operated by the State of Florida, and the leases are subject to additional 1-year lease renewals, that being the maximum allowed by the Florida authority operating the facility.

NOTE 13 - SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855, which establishes general standards of accounting for and disclosure of events after the balance sheet date but before financial statements are issued or are available to be issued.  Accordingly, the Company evaluated subsequent events through May 20, 2015, the date the financial statements were issued, and determined that there were other items to disclose.

On January 15, 2014 the Company formed Acacia Transport Services, Inc. as a wholly-owned subsidiary utilizing its existing dormant Florida corporate shell.  That subsidiary was formed for the primary purpose of providing a continuous source of raw citrus peel materials for Citrus Extracts, Inc. manufacturing plant, and for the secondary purpose of generating transport revenues in hauling excess raw citrus peel materials to local farmers for use as feed for livestock.  On July 2, 2014, that subsidiary entered into an Agreement for Citrus Peel Hauling Services with Lambeth Groves Juice Company, a juice extraction company located in Vero Beach, Florida, some 20 miles from Citrus Extracts, Inc.  That contract called for Acacia Transport to assume all responsibilities for hauling the raw, remediated citrus peel products from Lambeth Groves by July 30, 2014, and transport operations from Lambeth Groves commenced in early August 2014.

Acacia Transports’ plan was to acquire three tandem-axle diesel road tractors, five tandem-axle aluminum end-dump trailers, one straight truck with a stainless steel tank for small peel-hauling operations, and one 53 foot enclosed van trailer as well as other support equipment and vehicles to accommodate its obligations to Lambeth Groves. On July 22, 2014 the ATS subsidiary acquired its first trailer, and subsequently finalized its purchase of the other tractors, trailers, and equipment through the end of August 2014.

The Florida citrus season typically extends from approximately the beginning of November each year through the end of June the following year, with the remainder being considered as the “off-season” when there is little activity.  Lambeth Groves generally acquires various supplies of fresh citrus products citrus products during the citrus season as supplies to support its own juice extraction operations during the off-season.  The peel resulting from those off-season juice production operations becomes a source of off-season raw materials for production at the Company’s Citrus Extracts operations, and the transport of that peel is accommodated by Acacia Transport Services.  Thus, Acacia Transport, through its agreement with Lambeth Groves, has obtained a source of peel in limited quantities for its revenue-generating operations during the off-season in addition to the larger volumes of peel generated in the normal citrus season, while at the same time providing a supply of off-season raw peel to its sister Citrus Extracts, Inc. subsidiary for its food-grade ingredient product manufacturing.

Acacia Transport Services transported its first load of raw peel from Lambeth Groves on August 7, 2014 and transported subsequent loads going forward from that date.  Full-scale transport operations are expected to begin with the onset of the 2015 citrus season at approximately November 1, 2014, the number of loads transported “in season” generally being maximized during the period of December through March or April.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acacia Diversified Holdings, Inc.

Date: May 20, 2015	By:	/s/ Steven L. Sample
Steven L. Sample
CEO, President, and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven L. Sample	Director	May 20, 2015
Steven L. Sample

/s/ Dan L. Rigdon	Director	May 20, 2015
Dan L. Rigdon

/s/ V. Weldon Hewitt	Director	May 20, 2015
V. Weldon Hewitt

/s/ Danny R. Gibbs	Director	May 20, 2015
Danny R. Gibbs