Form 10-Q
period 2014-03-31
Acacia Diversified Holdings, Inc.
filed 2015-05-20
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   (1) Yes ❒ No ☒    (2) Yes  ☒  No  ❒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ❒   No ☒ (Not required) ☐

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2014:  12,626,809.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$11,991	$1,452
Accounts receivable	78,275	89,918
Employee accounts receivable	857	939
Prepaid expenses	1,250	-
Inventory, stated at lower of cost or market	127,684	-
Total Current Assets	220,057	92,309
Property and Equipment, net of accumulated depreciation of $104,015 and $81,414 in 2014 and 2013, respectively	663,679	685,274
Other assets	7,341	7,341
Total Assets	$891,077	$784,924

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Cash overdraft	$-	$3,405
Accounts payable	161,873	253,082
Accrued liabilities	317,911	217,271
Shareholder payable	66,131	102,677
Deferred revenue	125,000	-
Note payable, current portion	104,187	102,661
Total Current Liabilities	775,102	679,096
Noncurrent Liabilities
Related party payables, subsidiary acquisition	361,291	361,291
Notes payable, less current portion	135,555	149,971
Total Liabilities	1,271,948	1,190,358

Stockholders’ (Deficit)
Common stock, $0.001 par value, 150,000,000 shares authorized; 12,626,809 and 12,496,809 shares issued and outstanding in 2014 and 2013, respectively	12,627	12,497
Additional paid-in capital	11,867,235	11,776,365
Retained deficit	(12,260,733)	(12,194,296)
Total Stockholders’ (Deficit)	(380,871)	(405,434)
Total Liabilities & Stockholders’ (Deficit)	$891,077	$784,924

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

	2014	2013

Revenues	$294,535	$-
Cost of revenues, including $20,354 of depreciation	(115,143)	-
Gross profit	179,392	-
Costs and expenses
Employee compensation	103,034	72,931
General and administrative	135,163	125,437
Depreciation and amortization	2,247	2,767
Total costs and expenses	240,444	201,135
Operating (loss) before other income (expense) and income taxes	$(61,052)	$(201,135)
Other income (expense)
Other income	-	7,000
Interest expense	(5,385)	(2,409)
Total other income (expense)	(5,385)	4,591
Income (loss) before income taxes	(66,437)	(196,544)
Income taxes	-	-
Net loss	$(66,437)	$(196,544)
Basic and diluted loss per share
Loss per share	$(0.01)	$(0.02)
Weighted average number of common shares outstanding	12,529,309	11,562,524

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

	2014	2013

Net income (loss)	$(66,437)	$(196,544)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	22,601	2,767
Common stock, stock options, and warrants issued for services and compensation	91,000	7,048
Changes in operating assets and liabilities
Accounts receivable	11,643	7,500
Employee accounts receivable	82	-
Deferred revenue	125,000	-
Prepaid expenses	(1,250)	1,583
Inventory	(127,684)	-
Accounts payable	(91,208)	70,048
Accrued liabilities	100,639	(23,588)
Shareholder payable	(36,545)	-
Net cash flows provided by (used in) operating activities	27,841	(131,186)
Cash flows provided by (used in) investing activities
Proceeds from sale of assets	-	-
Purchase of property and equipment	(1,007)	-
Net cash flows provided by (used in) from investing activities	(1,007)	-
Cash flows provided by (used in) from financing activities
Cash overdrafts	(3,405)	-
Note payable payments	(12,890)	(13,000)
Capital lease payments	-	(3,084)
Net cash flows provided by (used in) by financing activities	(16,295)	(16,084)
Net increase (decrease) in cash and cash equivalents	10,539	(147,270)
Cash, beginning of period	1,452	189,260
Cash, end of period	$11,991	$41,990

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$5,385	$2,409
Income taxes	$-	$-

	2014	2013
Non-cash investing and financing activities
Utility deposit	$-	(5,000)
Property and equipment	-	(712,300)
Related party payable	-	293,393
Notes payable	-	226,100
Common stock	-	900
Additional paid-in capital	-	196,907
	$-	-

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 and 2013

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

THE COMPANY - Acacia Diversified Holdings, Inc. (“Acacia” or the “Company”) is an entity engaged in the citrus byproducts manufacturing industry.

On July 10, 2013 the Company, by and through its new, wholly-owned Citrus Extracts, Inc. subsidiary, acquired certain assets  and assumed liabilities  related to those assets from Red Phoenix Extracts, Inc., (“RPE” or the “Seller”) located in Fort Pierce, Florida. The Company commenced revenue-producing operations on July 10, 2013 but did not actually commence manufacturing operations employing the acquired assets until the beginning of the 2014 Florida citrus season in December of 2013, being later than the usual onset of the season due to delays in ripening of the citrus fruit crop such as to make it suitable for juice extraction operations.  The Company will continue to evaluate other opportunities for new mergers, acquisitions, or business combinations symbiotic to its new operations or otherwise.

BASIS OF PRESENTATION - The Company has elected to prepare its financial statements in accordance with generally accepted accounting principles in the United States (GAAP) with December 31, as its year-end.  The consolidated financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for annual financial information and with the instructions to Form 10-Q and Article 10 of Regulation SX.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim period have been included.  All such adjustments are of a normal and recurring nature.  These interim results are not necessarily indicative of results for a full year.  These unaudited consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

CONSOLIDATION – At March 31, 2014 Citrus Extracts, Inc. was the sole subsidiary of the Company and all significant intercompany accounts and transactions are eliminated in consolidation.

NOTE 2 – SUBSEQUENT EVENTS

On January 15, 2014 the Company formed Acacia Transport Services, Inc. as a wholly-owned subsidiary utilizing its existing dormant Florida corporate shell.  That subsidiary was formed for the primary purpose of providing a continuous source of raw citrus peel materials for its sister Citrus Extracts, Inc. manufacturing plant, and for the secondary purpose of generating transport revenues in hauling excess raw citrus peel materials to local farmers for use as feed for livestock.  On July 2, 2014, that subsidiary entered into an Agreement for Citrus Peel Hauling Services with Lambeth Groves Juice Company, a juice extraction company located in Vero Beach, Florida, some 20 miles from Citrus Extracts, Inc.  That contract called for Acacia Transport to assume all responsibilities for hauling the raw, remediated citrus peel products from Lambeth Groves by July 30, 2014, an actual transport operations from Lambeth Groves commenced in early August 2014.

Acacia Transports’ plan was to acquire three tandem-axle diesel road tractors, five tandem-axle aluminum end-dump trailers, one straight truck with a stainless steel tank for small peel-hauling operations, one 53 foot enclosed van trailer, as well as other support equipment and vehicles to accommodate its obligations to Lambeth Groves. On July 22, 2014 that subsidiary acquired its first trailer, and subsequently finalized its purchase of the other tractors, trailers, and equipment through the end of August 2014.

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

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 and 2013

NOTE 2 – SUBSEQUENT EVENTS - (Continued)

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

NOTE 3 – GOING CONCERN

As of March 31, 2014, the Company had only limited liquid assets and limited revenues from its new Citrus Extracts, Inc. subsidiary, having suffered delays associated with the beginning of the 2014 Florida citrus season and thus the availability of fruit for processing by the juice manufacturers and the raw peel for use in our processes. As such, and without substantially increasing revenue or finding new sources of capital, the Company will find it difficult to continue to meet its obligations as they come due.  The Company has been successful in establishing high production levels with its organic and non-organic peel products, but has been slow to fully develop its market for the more valuable organic products.  There is a lag period between production of the newly offered organic and actual sale and delivery of those products. Buyers of the organic products must be identified, contacted, provided with samples for testing, provided with product certifications, milling products and packaging to their specifications, allowed time to gain sales commitments from their own clients, then shipping the products to the buyer and waiting to collect the sales proceeds.  Those processes are often lengthy and drawn out, particularly when relating to the food industry.

As a result, the inability by the Company to currently sell and deliver all its finished peel product inventory without extended holding periods will only serve to exacerbate cash flow concerns until the sales pipeline fills. While the inventory supplies, if sold on a timely basis, are sufficient to meet the Company’s immediate cash needs, these factors raise some doubt as to the ability of the Company to continue as a going concern.  Management’s plans include increasing production, which began in full during January 2014, selling all its inventories of products in the normal course of production, attempting to start new businesses or to find additional operational businesses to buy, and attempting to raise funds from the public through an equity offering of the Company’s common stock. Management intends to make every effort to identify and develop all these sources of funds, but there can be no assurance that Management’s plans will be successful.

Item 1B. Unresolved Staff Comments

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company sold its Augusta auction subsidiary, its only revenue-producing operations, on July 31, 2012, and accounted for those operations as discontinued effective with its Annual Report on Form 10-K for the year ended December 31, 2011.  The Company had no revenue-producing operations from July 31, 2012 until July 10, 2013 when it acquired assets and launched its new Citrus Extracts, Inc. (“CEI”) subsidiary, its only revenue-producing subsidiary. Accordingly, these comparative results not be reflective of similar results for prior periods or provide a proper basis for review versus those periods.

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

General

CEI is a business in the food manufacturing industry subsector that transforms livestock and agricultural products into products for intermediate or final consumption. The industry groups are distinguished by the raw materials (generally of animal or vegetable origin) processed into food products.

The food products manufactured in these establishments are typically sold to wholesalers or retailers for inclusion as ingredients into various food products or direct distribution to consumers.  The Company’s Citrus Extracts subsidiary concentrates its efforts on manufacturing ingredients that are used in foods and beverages, including spices, teas, beers, and other food commodities.

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

Thus, in 2013 the Company issued 934,285 new restricted shares of its Common stock. Of those shares issued in 2013, 900,000 shares were issued to RPE for assets acquired, 20,000 shares were issued to the Company’s securities attorney for services, and 14,285 shares were issued for services related to website and logo design. In 2014 the Company issued 238,597 new restricted shares of its Common stock. Of those shares issued in 2014, 108,597 shares were issued in extinguishment of obligations to RPE, 20,000 shares were issues for services related to the company’s computer servers and websites, 5,000 shares were issued for legal services, and 105,000 shares were issued to others for miscellaneous services.

The Company on January 15, 2014 formed Acacia Transport Services, Inc. (“ATS”) as a wholly-owned subsidiary.  That subsidiary was formed for the primary purpose of providing a continuous source of raw citrus peel materials for the Company’s Citrus Extracts, Inc. manufacturing plant, and for the secondary purpose of generating transport revenues by hauling excess raw citrus peel materials to local farmers for use as feed for livestock.  On July 2, 2014, ATS entered into an Agreement for Citrus Peel Hauling Services with Lambeth Groves Juice Company, a citrus juice extraction company located in Vero Beach, Florida, some 20 miles from Citrus Extracts, Inc.  That contract called for ATS to assume all responsibilities for hauling the raw, remediated citrus peel products from Lambeth Groves by July 30, 2014, which it did, and actual transport operations from Lambeth Groves commenced on August 7, 2014 and transported subsequent loads going forward from that date, becoming the Company’s second revenue-producing subsidiary at that time in conjunction with the Citrus Extracts subsidiary. Full-scale transport operations finally began with the onset of the 2015 citrus season that again started later than anticipated at approximately the beginning of December, 2014, with the number of loads transported “in season” generally being maximized during the period of mid-to-late December through March or April.

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

Business Overview - Citrus Extracts, Inc.

In addition to our line of non-organic citrus ingredient products, our Citrus Extracts subsidiary began manufacturing organic citrus ingredient products in limited quantities in 2013 and in substantially larger quantities beginning in January of 2014. The Company secures it source of fresh non-organic citrus peel directly from the normal operations of a citrus juice processor less than 20 miles from our manufacturing facility, also obtaining its fresh organic peel from that plant in conjunction with its special juice extraction operations for Uncle Matt’s Organic Juice Company-Florida’s largest and most respected organic juice manufacturer.  All our food grade products are gluten free, non-gmo, certified Kosher, and in the case our organic products, bear the USDA National Organic Certification.

Citrus Extracts utilizes our confidential and proprietary chemical-free, 100% natural processes in the manufacturing, sale, and distribution of all-natural, food-grade ingredients from raw, fresh, natural citrus peel resulting from citrus juicing operations. Through these controlled methods, CEI processes and dehydrates orange, lemon, grapefruit and tangerine peel into its CitraBlend and CitraBlend Organic products and then mills those products to varying sizes ranging from larger “cut & sift flakes” to 40+ mesh powders (or smaller sizes for custom orders).  These ingredients, both organic and non-organic, find their way into many regional and national brand-name products commonly found on America’s kitchen tables in the form of spices, teas and otherwise. Our CitraBlend products are also utilized in brewing many local and regional craft beers in addition to nationally-recognized beer brands, and because we have only recently addressed that market it remains largely untapped. At this time CitraBlend is primarily sold through a distributor network with emphasis on those industries.

As with other industries in the food-manufacturing subsector, CEI transforms raw agricultural products into products for intermediate or final consumption. The groups composing this industry are distinguished by the type of raw materials they process into food products, (generally of animal or vegetable origin). Our manufacturing plant currently specializes in natural citrus products. The food products manufactured in these establishments are typically sold to wholesalers or retailers for inclusion as ingredients into various food products or direct distribution to consumers.  The Company’s Citrus Extracts subsidiary concentrates its efforts on manufacturing food grade ingredients that are used in foods and beverages, including spices, teas, beers, and other food commodities, but can also effectively and efficiently transform this fresh, raw citrus peel material into highly saleable by-products for use in the nutraceutical, skin care, cosmaceutical and botanical industries.

The Company has experienced and expects to continue to experience fluctuations in its quarterly results of operations due to a number of factors, many of which are beyond the Company's control and which are common to the industry. Generally, the volume of products produced, and therefore available for sale, is highest in the first, second, and fourth calendar quarters of each year and lower in the third quarter. This results primarily from the availability of raw citrus peel for production use during the Florida “citrus season” each year, generally from about November through May. This seasonality is affected by several factors, most particularly weather conditions that affect the timing of maturity of brix and sugar levels in the fruit, being the determinant as to the suitability of the fruit for juicing operations.  The Company’s Citrus Extracts subsidiary relies upon the citrus peel resulting from those juice operations as its source of raw materials for production of its finished ingredient products. Among the other factors that have in the past and/or could in the future affect the Company's operating results are: general business conditions; news relating to the healthful benefits of our products; trends in the food industry and changes in personal eating habits; economic conditions, including fuel prices and interest rate fluctuations; the introduction of new competitors; competitive pricing pressures; and costs associated with the acquisition of businesses or technologies; and the contractual relationships of our customers with their end-user clients and the resultant periodic fluctuations in their orders. As a result of the above and other factors, operations are subject to significant variability and uncertainty from quarter to quarter, and revenues and operating expenses related to volume will fluctuate accordingly on a quarterly basis.

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

Citrus Extracts processes that remediated peel with processes that have the following advantages:

•	No waste water or volatile organic compound (“VOC”) air emissions are generated as a result of our process.
•	Every part of the waste peel material is utilized as food grade products with no remaining residue.
•	All natural processes with no additives.

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

The Company is seeking to identify buyers for its products.  Once identified, and assuming an interest is present in purchasing our ingredient products, the potential buyer will generally request samples of our products which they will test in determining the suitability for their specific applications.  Following a finding of suitability, the potential buyer will query its buyers to see if a market exists.  Upon a positive finding, the buyer can then open discussions for its future purchasing needs and engage in a purchase order for product.  This process can be rather slow and tedious, particularly in the food and beverage industries, resulting in long interludes between initial sales contacts and final purchase understandings.  As a result of this process, the Company believes growth will be slower than originally anticipated.  The Company’s products are laboratory tested and certified in each required category, and the company maintains proper certifications for its organic and kosher ratings.

Recent Events and Direction of the Company in 2014

The Company’s immediate objective is to operate in the citrus extract manufacturing industry by and through its wholly-owned subsidiary, Citrus Extracts, Inc. (“CEI”).  As an integral part of that plan, the Company formed Acacia Transport Services, Inc. (“ATS”) in subsequent events as a transport subsidiary that arranged for a contracted source of raw peel and for the means to transport it to the Company’s CEI subsidiary. On March 1, 2014 the Company began performing milling operations using the trade name Acacia Milling Services at the Fort Pierce location for its Citrus Extracts subsidiary. Milling is the term applied to grinding or refining the finished citrus ingredient products rendered by Citrus Extracts into smaller, finer particles.  These services vary from simple sifting operations that separate the various sizes of materials to creating specific cuts from the original material, such as “tea bag cut” size, granulated materials of various sizes, or “powders” of various mesh sizes.  Generally the greater the mesh size (finer, smaller, particle size) requested by the customer, the higher the milling charges per pound.  The Company does not currently maintain separate accounting functions for its new milling operations, but intends to further segregate those milling operations in 2015 and to implement a new system of segregated financial reporting for those operations. The Company also intends to expand its offerings of those milling services to outside parties for the generation of additional revenues in the future.

The events related to the formation of the Company’s ATS subsidiary were first reported as subsequent events on the Company’s Annual Report on Form 10-K for the year ended 12-31-2013, which is incorporated by reference herein. The Company intends to continue to expand its current revenue-producing capabilities as well as seek and evaluate other acquisitions, business combinations and merger opportunities. The Company anticipates that it will need substantial working capital to provide for expenses related to the recent start-up of its manufacturing operations, extinguishment of certain debt it incurred in conjunction with the acquisition of the Red Phoenix Extracts assets, and to cover general overhead expenses in the short term. The Company anticipates that it will require additional capital to meet its short-term business objectives. There can be no assurance, however, that the Company will be successful in its efforts to raise capital, or if it is successful that the amounts of capital raised will be sufficient to meet its needs and obligations. (See “Item 5.  Subsequent Events”.)

Discussion Regarding the Company’s Operations

The Company sold its Augusta auction operations in the Augusta, Georgia area, its only revenue-producing operations, on July 31, 2012, and has accounted for those operations as discontinued effective with its Annual Report on Form 10-K for the year ended December 31, 2012.  The Company resumed revenue-producing operations following its acquisition of the certain assets of Red Phoenix Extracts, Inc. on July 10, 2013, which were placed into its new Citrus Extracts, Inc. subsidiary.  The Company had no revenue-producing operations from August 1, 2012 until July 10, 2013, and then its operations were very limited as it awaited the 2014 Florida citrus season to come into play in December of 2013.  As such, there were no revenue-producing operations at all during Q1 of 2013.  Accordingly, the Company’s discussion and analysis of financial condition and results of operations may not provide an adequate basis for comparative review.

The Company uses the average cost method to value its inventory and products sold, including a per pound depreciation charge.  The average cost is expected to increase during the 2014 fiscal year as: (i) the Company intends to make additional repairs and upgrades to its plant facility; (ii) certain raw material costs vary in relation to seasonal availability; (iii) the Company anticipates utilizing additional warehousing space as it grows its sales and inventories; and (iv) certain products sold require additional processing to meet customer requests.

Three months ended March 31, 2014

The sale of citrus byproducts began at the Company’s Citrus Extracts, Inc. subsidiary, its only revenue-producing operations on a limited basis in the third and fourth quarter of 2013. Therefore there were no revenues from citrus byproduct sales for the three-month period ended March 31, 2013.

In order to generate its finished, food-grade, dehydrated ingredient products, the Company utilizes raw, wet citrus peel in its confidential production processes. Generally speaking, each pound of our finished, dehydrated ingredient products requires approximately five to seven pounds of raw peel to complete that transformation process. In the three months ended March 31, 2014, the Company transported and processed approximately 2.8 million pounds of raw, fresh citrus peel in producing approximately 500,000 pounds of finished ingredient products, and sold about 238,000 pounds of finished ingredient products at an average price of about $1.24 per pound.

Operating costs and expenses were about $240,000 in the period, in addition to cost of revenues of about $115,000, resulting in total costs and expenses of about $355,000 as compared to total costs and expenses including operating costs, but no cost of revenues, for total costs and expenses of about $201,000 in the same period of 2013.  This increase of about 76.6% in total costs and expenses is caused by approximately $23,000 increase in employee compensation related to the Company’s subsidiary that was not in existence at March 31, 2013, a general increase in consulting expense and professional fees, and the costs of revenues related to manufacturing operations that were also not present in the first quarter of 2013.

The consolidated net loss decreased from $196,544 to $66,437 in the three-month period ended March 31, 2013 and 2014, respectively. This $130,107 decline in the net loss is the result of the gross profit of $179,392 recognized on 2014 sales offset by general and administrative cost increases in employee compensation and consulting and professional expenses.

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

Further, the Company believes that EBITDA is more accurately illustrated for the Company’s operating units before the deduction for Management Fees as Intercompany Charges.  Those fees fall below the operating profit (loss) line in the Statement of Operations and are not reflective of operating results.  Therefore, the EBITDA tables below do not include charges for Management Fees to the Company’s Citrus Extracts subsidiary.

The Company’s Citrus Extracts subsidiary, its only revenue-producing subsidiary, had no operations in the three months ended March 31, 2013. As such, there is no reasonable basis for comparing the EBITDA results for the current three-month period of 2014 versus the same period ended March 31, 2013.

Discussion Regarding Citrus Extracts, Inc. EBITDA

The following table represents the EBITDA results for Citrus Extracts, Inc. during the three months ended March 31, 2014:

Citrus Extracts, Inc.	Three Months Ended March 31, 2014 (Unaudited)
Net income	$139,247
Add back:
Income taxes	-
Interest expense, net of interest income	2,771
Depreciation	20,354

EBITDA	$162,372

Discussion Regarding Consolidated EBITDA

The following table represents the consolidated EBITDA results for the Company during the three months ended March 31, 2014:

Acacia Diversified Holdings, Inc.	Three Months Ended March 31, 2014 (Unaudited)
Net (loss)	$(66,437)
Add back:
Income taxes	-
Interest expense, net of interest income	5,385
Depreciation	22,601

EBITDA	$(38,451)

Liquidity and Capital Resources

The Company looks to its subsidiary operations to provide cash flow and cash return on its investment.  Our accountants have issued, in their prior audit report, a going concern opinion reflecting a conclusion that our operations may not be able to continue because of a lack of financial resources.

Following the divestiture of the Company’s remaining auction operations after the sale of its Augusta auction assets on July 31, 2012, the Company no longer had any operating or revenue-producing assets until acquiring the assets on July 10, 2013 requisite to enable its new Citrus Extracts subsidiary’s operation, and the ensuing implementation of full revenue-producing operations at that subsidiary in December of 2013, the Company relied upon its cash reserves from the sale of the Augusta auction subsidiary and from financial support of its CEO for its liquidity.  Since instituting revenue-producing operations in December of 2013, the Company has relied upon its Citrus Extracts subsidiary and from financial support of its CEO to provide its liquidity.

The Company is currently working to increase its revenues from operations and continues to evaluate opportunities for business combinations or acquisitions.  There can be no assurances that its revenues will be sufficient to meet its needs in the near future or if any such business combination or acquisition opportunities occur, or if they do occur, if they will present viable revenue-producing assets for the Company, or that the Company will be able to raise sufficient capital to acquire or combine with any such opportunity.

Our operations in the first three months of 2014 provided sufficient cash flow to cover our corporate activity on an ongoing basis, essentially our executive officers, administrative overhead, and overhead that includes the cost of lawyers and accountants required to be publicly held.

As of March 31, 2014, the Company had a positive consolidated net cash flow of about $11,000 for the year to date.  This resulted from a positive net cash flow of approximately $28,000 provided by operating activities, a negative net cash flow used in investing activities of about $1,000, and a negative net cash flow used in financing activities of about $16,000. The positive cash flow of about $28,000 provided by operating activities mainly represented $125,000 in deferred revenues recognized in the period and by about $101,000 in accrued liabilities, offset by a consolidated operating loss of about $66,000 resulting from continuing overheads related to our corporate activity on an ongoing basis, essentially our executive officers, administrative overhead, and overhead that includes the cost of lawyers and accountants required to be publicly held, about $128,000 in inventory expense, and about $91,000 in accounts payable.  The negative cash flow of about $1,000 used in investing activities reflected cash flow used in continuing activities of about that same amount resulting from leasehold improvements. The negative cash flow of about $16,000 used in financing activities resulted primarily from note payments.

Cash Balances

The Company will require substantial infusions of working capital or a substantial increase in the cash generated from its new revenue-producing operations to insure long-term liquidity, and may seek infusions of working capital in the form of equity or debt capital, the former being considered most beneficial to the Company.  There can be no assurance the Company will be successful in obtaining infusions of capital for any purposes.

Financing of Planned Expansions and Other Expenditures

Management’s plans include increasing production, which began in full during January 2014, selling all its inventories of products in the normal course of production, attempting to start new businesses or to find additional operational businesses to buy, and attempting to raise funds from the public through a stock offering. The Company plans to grow through acquisitions, mergers, or other business combinations, and anticipates that it will need to raise additional capital through the sale of its debt or equity securities to do so, possibly through a private placement exempt offering of the same.  Management intends to make every effort to identify and develop all these sources of funds, but there can be no assurance that Management’s plans will be successful.

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

Basis of Services Rendered and Contemplated Business

The Company entered the citrus byproducts manufacturing industry in July of 2013 through its Citrus Extracts, Inc. subsidiary. On March 1, 2014 the Company began performing milling operations using the trade name Acacia Milling Services at the Fort Pierce location for its Citrus Extracts subsidiary. Milling is the term applied to grinding or refining the finished citrus ingredient products rendered by Citrus Extracts into smaller, finer particles.  These services vary from simple sifting operations that separate the various sizes of materials to creating specific cuts from the original material, such as “tea bag cut” size, granulated materials of various sizes, or “powders” of various mesh sizes.  Generally the greater the mesh size (finer, smaller, particle size) requested by the customer, the higher the milling charges per pound.  The Company does not currently maintain separate accounting functions for its new milling operations, but intends to further segregate those milling operations in 2015 and to implement a new system of segregated financial reporting for those operations. The Company also intends to expand its offerings of those milling services to outside parties for the generation of additional revenues in the future.  In subsequent events of July of 2014 the Company instituted new operations in it Acacia Transport Services subsidiary.  All these operations now form the new consolidated basis of services rendered.

 To better reflect the Company’s determination to employ a broader scope and direction in expanding its business model into more diversified service and product offerings, the Company changed its name from Acacia Automotive, Inc. to Acacia Diversified Holdings, Inc. effective October 18, 2012. The Company continues to consider other merger, acquisition, or business combination opportunities in any industry. (See Part II.  Item 5 – “Other Information” and “Subsequent Events”.)

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

The Company’s Secretary, a non-salaried position with the Company, is employed full-time in Nashville, Tennessee in a diverse business.  The Company makes only minimal demands on its Secretary, who is not expected to give substantial time to the affairs of the Company.

The Company has no other full-time corporate  officer except for its President and CEO, who devotes the majority of his business time and efforts to the management and direction of the Company and its subsidiaries.  The President and CEO of the Company also serves as a director of the Company as well as having served as an officer and director of the Company’s subsidiary corporations.  Service in those capacities with the subsidiaries is not considered to constitute a conflict of interest on the part of employees, managers, or directors.  The Company’s President and CEO continues to serve in those capacities as of March 31, 2014. As such, there is not now, nor has there previously been considered to be, any material conflict of interest on his part.  However, the CEO of the Company may reasonably be expected to have or gain other affiliations, associations, or ownership interests in other entities which could under certain conditions be considered to be conflicts of interest.

Investment in the Company will not carry with it the right to invest in any other property or venture of the CEO or other officers, employees, and directors of the Company.

Item 4T. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

As is typical with most small or relatively small enterprises, our control processes are oriented toward operations, and production of financial statements reflects an outgrowth of operations and results of those operations. Internally, financial statements are a management tool to evaluate the operations and not an end of those operations. We closely monitor the daily results of our cash position and make certain that our cash position is adequate for the foreseeable future. Our financial statements are generated as part of the reporting on our operations, one metric of our operations, and as part of our obligations as a public entity.

Management, including our Chief Executive Officer who also acts as our Principal Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and fraud, and our present efforts are oriented on improving the availability and thoroughness of information to management and its efficient reduction to generate financial statements.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.  Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer who acts as our Principal Financial Officer to allow timely decisions regarding required disclosure.  During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.   Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

During the first quarter of 2014 the Company did not make changes in its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information.

Legal Proceedings.

None.

Subsequent Events

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

The Company rented on a month-to-month basis an additional warehouse in the Fort Pierce State Farmers Market consisting of approximately 1,900 square feet for $838.50 per month beginning at October 2014 and continuing into 2015.

On January 15, 2014 the Company formed Acacia Transport Services, Inc. as a wholly-owned subsidiary.  That subsidiary was formed for the primary purpose of providing a continuous source of raw citrus peel materials for its sister Citrus Extracts, Inc. manufacturing plant, and for the secondary purpose of generating transport revenues in hauling excess raw citrus peel materials to local farmers for use as feed for livestock.  On July 2, 2014, that subsidiary entered into an Agreement for Citrus Peel Hauling Services with Lambeth Groves Juice Company, a juice extraction company located in Vero Beach, Florida, some 20 miles from Citrus Extracts, Inc.  That contract called for Acacia Transport to assume all responsibilities for hauling the raw, remediated citrus peel products from Lambeth Groves by July 30, 2014, an actual transport operations from Lambeth Groves commenced in early August 2014.

Acacia Transports’ plan was to acquire three tandem-axle diesel road tractors, five tandem-axle aluminum end-dump trailers, one straight truck with a stainless steel tank for small peel-hauling operations, as well as other support equipment and vehicles to accommodate its obligations to Lambeth Groves. On July 22, 2014 that subsidiary acquired its first trailer, and subsequently finalized its purchase of the other tractors, trailers, and equipment through the end of August 2014.

The Florida citrus season typically extends from approximately the beginning of November each year through the end of June the following year, with the remainder being considered as the “off-season” when there is little activity.  Lambeth Groves generally acquires various supplies of fresh citrus products citrus products during the citrus season as supplies to support its own juice extraction operations during the off-season.  The peel resulting from those off-season juice production operations becomes a source of off-season raw materials for production at the Company’s Citrus Extracts operations, and the transport of that peel is accommodated by Acacia Transport Services.  Thus, Acacia Transport, through its agreement with Lambeth Groves, has obtained a potential source of peel in limited quantities for its revenue-generating operations during the off-season in addition to the larger volumes of peel generated in the normal citrus season, while at the same time providing a supply of off-season raw peel to its sister Citrus Extracts, Inc. subsidiary for its food-grade ingredient product manufacturing.

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

Other Events

In an 8-K dated June 13, 2014 the Company sadly announced the untimely passing on June 2, 2014 of Dr. David Sadler, one of the Company’s directors, from natural causes. The vacancy created by the passing of Dr. Sadler currently remains unfilled.

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