Form 10-Q
period 2014-06-30
Acacia Diversified Holdings, Inc.
filed 2015-05-20
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     (1) Yes ☐ No ☒    (2) Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☒

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2014:  12,626,809.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$14,535	$1,452
Accounts receivable	9,046	89,918
Employee accounts receivable	324	939
Inventory, stated at lower of average cost or market	239,798	-
Prepaid expenses	1,250	-
Total Current Assets	264,953	92,309
Property and Equipment, net of accumulated depreciation of $126,890 and $81,414 in 2014 and 2013, respectively	642,788	685,274
Other Assets	7,341	7,341
Total Assets	$915,082	$784,924

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Cash overdraft	$-	$3,405
Accounts payable	155,180	253,082
Accrued liabilities	399,668	217,271
Shareholder payable	57,030	102,677
Deferred revenue	125,000	-
Note payable, current portion	104,920	102,661
Total Current Liabilities	841,798	679,096
Noncurrent Liabilities
Related party payables, subsidiary acquisition	361,291	361,291
Notes payable, less current portion	121,755	149,971
Total Liabilities	1,324,844	1,190,358

Stockholders’ (Deficit)
Common stock, $0.001 par value, 150,000,000 shares authorized; 12,626,809 and 12,496,809 shares issued and outstanding in 2014 and 2013, respectively	12,627	12,497
Additional paid-in capital	11,867,235	11,776,365
Retained deficit	(12,289,624)	(12,194,296)
Total Stockholders’ (Deficit)	(409,762)	(405,434)
Total Liabilities & Stockholders’ (Deficit)	$915,082	$784,924

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$329,415	$-	$623,950	$-
Costs of revenues, including $20,602 and $40,956 of depreciation for the respective 2014 periods	(177,673)	-	(292,816)	-
Gross profit	151,742	-	331,134	-
Costs and expenses
Employee compensation	114,739	35,943	217,772	101,826
General and administrative	56,604	80,760	191,768	213,245
Depreciation	2,273	2,784	4,520	5,551
Total costs and expenses	$173,616	$119,487	$414,060	$320,622
Operating income (loss) before other income (expense) and income taxes	(21,874)	(119,487)	(82,926)	(320,622)
Other income (expense)
Other income	-	3,035	-	10,035
Interest income	(7,016)	(1,609)	(12,402)	(4,018)
Total other income (expense)	(7,016)	1,426	(12,402)	6,017
Income (loss) before income taxes	(28,890)	(118,061)	(95,328)	(314,605)
Income taxes	-	-	-	-
Net loss	$(28,890)	$(118,061)	$(95,328)	$(314,605)

Basic and diluted loss per share
Loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.03)
Weighted average number of common shares outstanding	12,626,809	11,562,524	12,571,095	11,562,524

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)

	2014	2013
Cash flows from operating activities
Net income (loss)	$(95,328)	$(314,605)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	45,476	5,551
Common stock and stock options and warrants issued for services and compensation	91,000	14,096
Changes in operating assets and liabilities
Accounts receivable	80,872	7,500
Employee accounts receivable	615	-
Deferred revenue	125,000	-
Prepaid expenses	(1,250)	1,104
Inventory	(239,798)	-
Accounts payable	(97,901)	109,079
Accrued liabilities	182,397	11,893
Shareholder payable	(45,647)	(294)
Net cash flow (used in) operating activities	45,436	(165,676)
Cash flows provided by (used in) investing activities
Purchase of equipment/leasehold improvements	(2,991)	-
Net cash flow provided by (used in) investing activities	(2,991)	-
Cash flows provided by (used in) financing activities
Cash overdraft	(3,405)	-
Note payable payments	(25,957)	(13,000)
Capital lease borrowings (payments)	-	(6,269)
Net cash flow provided by (used in) financing activities	(29,362)	(19,269)
Net increase (decrease) in cash and cash equivalents	13,083	(184,945)
Cash, beginning of period	1,452	189,260
Cash, end of period	$14,535	$4,315

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$12,402	$4,018
Income taxes	$-	$-

	2014	2013
Non-cash investing and financing activities
Utility deposit	$-	$(5,000)
Property and equipment	-	(712,300)
Related party payable	-	293,393
Notes payable	-	226,100
Common stock	-	900
Additional paid-in capital	-	196,907
	$-	$-

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014 and 2013

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

THE COMPANY - Acacia Diversified Holdings, Inc., (“Acacia” or the “Company”) is an entity actively engaged in the citrus byproducts manufacturing industry.

On July 10, 2013 the Company, by and through its wholly-owned subsidiary Citrus Extracts, Inc., acquired certain assets and assumed liabilities related to those assets from Red Phoenix Extracts, Inc., a corporation located in Fort Pierce, Florida.  The Company commenced revenue-producing operations on July 10, 2013, but did not actually commence manufacturing operations employing the acquired assets until the beginning of the 2014 Florida citrus season in December of 2013, being later than usual due to delays in ripening of the citrus fruit crop in making it suitable for juice extraction operations. Generally speaking, the citrus season would begin at or near the first of November each year; however, this year’s citrus crop experienced a slower maturity of the fruit for juice processing, specifically the acids levels not yet having fallen to the proper levels and the brix (sugar) levels having not yet elevated to the proper level, all of which is anticipated to occur later in November and early December.  During the off-season the Company has been engaged in various preparations, updates and maintenance to its machinery and equipment such as to prepare it for the upcoming manufacturing operations. The Company will continue to evaluate other opportunities for new mergers, acquisitions, or business combinations symbiotic to its new operations or otherwise.

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

CONSOLIDATION – As of June 30, 2014, Citrus Extracts, Inc. is the sole subsidiary of the Company, and all significant intercompany accounts and transactions are eliminated in consolidation.

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

In the asset acquisition transaction with RPE, the Company also assumed responsibility for two leases for a facility of approximately 14,525 square feet consisting of two adjacent building units located at 3495 S. U.S. Hwy.1, Bldgs. 12-E, leased by RPE, and 12-W, leased by Active Citrus, Inc., Ft. Pierce, FL 34982 (the “Leases”). Those leases remained in the name of RPE and Active Citrus until March and February of 2014, respectively, whereupon both leases were cancelled by the lessees and rewritten with the Company becoming the lessee on each.  The Company pays a combined $4,691 per month for the two leased units to the to the Fort Pierce State Farmer’s Market in Fort Pierce, Florida.  The Farmers Market is owned and operated by the State of Florida, and the leases are subject to additional 1-year lease renewals, that being the maximum allowed by the Florida authority operating the facility.

The Company also leased certain adjacent warehouse space for several months in 2014 on a month-to-month basis, and rented on a month-to-month basis an additional warehouse in the Fort Pierce State Farmers Market consisting of approximately 1,900 square feet for $838.50 per month beginning at October 2014 and continuing into 2015.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014 and 2013

NOTE 2 – SUBSEQUENT EVENTS (Continued)

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

NOTE 3 – GOING CONCERN

As of June 30, 2014, the Company had limited liquid assets and had not generated sufficient revenues from its new Citrus Extracts, Inc. operations to achieve profitability on a consolidated basis. As a result, without generating larger revenues or finding new and viable sources of revenue the Company may not be able to meet its future obligations as they come due and will have difficulties meeting expenses relating to the expansion of the Company.

The Company has been successful in establishing high production levels with its organic and non-organic peel products, but has been slow to fully develop its market for the more valuable organic products.  There is a lag period between production of the newly offered organic and actual sale and delivery of those products. Buyers of the organic products must be identified, contacted, provided with samples for testing, provided with product certifications, milling products and packaging to their specifications, allowed time to gain sales commitments from their own clients, then shipping the products to the buyer and waiting to collect the sales proceeds.  Those processes are often lengthy and drawn out, particularly when relating to the food industry.  While the Company’s Citrus Extracts subsidiary has sold considerable quantities of its organic and non-organic products in subsequent events, it is anticipated that it may take more than a year to develop selling channels sufficient to insure sale of its full production of its products.

As a result, the inability by the Company to currently sell and deliver all its finished peel product inventory without extended holding periods will only serve to exacerbate cash flow concerns until the sales pipeline fills. While the inventory supplies, if sold in a timely manner, are quite sufficient to meet the Company’s immediate cash needs, these factors raise some doubt as to the ability of the Company to continue as a going concern.  Management’s plans include attempting to find new purchasers for its citrus ingredient products, attempting to find new acquisition, merger, or other business combination prospects, and/or attempting to raise funds from the public through the sale of its equity securities in a private offering made pursuant to Regulation D promulgated under the Securities Act of 1933.  There can be no assurance that Management’s plans will be successful.

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

Discussion Regarding Citrus Products

Citrus possesses a unique, modular construction. Its many beneficial components are located in the parts that most consumers would throw away. The outer skin, or flavedo, contains pigments that give each fruit its distinctive color. This exterior surface also is dotted with oil glands. Just underneath is the white portion of the peel, or the albedo. Under the albedo lie the familiar citrus segments. Each of these is made up of several membrane-encased juice vesicles. Each segment’s collection of juice vesicles is further surrounded by an outer membrane known as the lamella. In seeded fruit, the seeds are found toward the center of the segments. Beyond that, citrus fruits have a core made of a soft, spongy material that visually resembles the albedo.

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

Discussion Regarding Cost of Revenues (Same as “Costs of Goods Sold”, “Costs of Fees Earned” or “Costs of Services”)

As is generally consistent with reporting in most industries, the Company has designed its financial reports to reflect total revenues less cost of revenues (sometimes indicated in our financial reports as “Costs of Goods Sold”, “Costs of Fees Earned” or “Costs of Services”) in arriving at a gross profit before deducting operating expenses.  Costs of goods sold include costs similar to “production costs”, including certain subscribed services; labor and contract labor for operations; outside services, pick up and delivery, rental of vehicles or equipment to facilitate operations, direct tools/supplies/equipment; fuel expense; maintenance; parts; shipping costs; discounts; policy allowance; return allowances; and, miscellaneous operations expenses. The Company’s independent accountants have elected to class the salaries, including related taxes, of production personnel to the “salary” classification in its consolidated reports, rather than as costs of revenues.

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

Three months ended June 30, 2014

In the second quarter of 2014, Citrus Extracts, Inc. was the Company’s only revenue-producing subsidiary. The sale of citrus byproducts began on a limited basis in the third quarter of 2013. Accordingly, no revenues were derived from the sale of citrus byproducts for the three-month period ended June 30, 2013.

In order to generate its finished, food-grade, dehydrated ingredient products, the Company utilizes raw, wet citrus peel in its confidential production processes. Generally speaking, each pound of our finished, dehydrated ingredient products requires approximately five to seven pounds of raw peel to complete that transformation process. In the three months ended June 30, 2014, the Company transported and processed approximately 2.7 million pounds of raw, fresh citrus peel in producing approximately 495,000 pounds of finished ingredient products, and sold about 296,000 pounds of finished ingredient products at an average price of about $1.11 per pound.

In the three-months ended June 30, 2014, total costs and expenses were about $352,000, including operating costs and expenses of about $174,000 and cost of revenues of about $178,000 as compared to total costs and expenses of about $119,000 in the same period of 2013 consisting of operating costs but no cost of revenues. This increase of about 196% in total costs and expenses in the three months ended June 30 of 2014 versus 2013 is caused by: (i) approximately $36,000 increase in employee compensation related to the Company’s subsidiary that was not in existence at June 30, 2013; (ii) an increase in parent company employee compensation of about $43,000; and, (iii) the cost of revenues of about $178,000 related to manufacturing operations in 2014 that were not present in 2013, all of which was offset by a small decrease in consulting expense and professional fees.

The consolidated net loss decreased from $118,061 to $28,890 in the three-month period ended June 30, 2013 and 2014, respectively. This decline in the net loss of approximately $89,000 is primarily the result of the gross profit of about $152,000 recognized on 2014 sales and about $24,000 in reduced general and administrative cost offset by increases in employee compensation of about $79,000, increased interest expense of about $5,000, and about $3,000 less other income than in the same period of 2013.

Six months ended June 30, 2014

In the first six months of 2014, Citrus Extracts, Inc. was the Company’s only revenue-producing subsidiary. The sale of citrus byproducts began on a limited basis in the third quarter of 2013. Accordingly, no revenues were derived from the sale of citrus byproducts for the six-month period ended June 30, 2013.  In the six months ended June 30, 2014, the Company transported and processed approximately 5.5 million pounds of raw, fresh citrus peel in producing approximately 994,000 pounds of finished ingredient products, and sold about 533,000 pounds of finished ingredient products at an average price of about $1.17 per pound.

In the six-months ended June 30, 2014, total costs and expenses were about $707,000, including operating costs and expenses of about $414,000 and cost of revenues of about $293,000 as compared to total costs and expenses of about $321,000 in the same period of 2013 consisting of operating costs but no cost of revenues. This increase of about $93,000, or about 29% in operating costs and expenses in the six months ended June 30 of 2014 versus 2013 is caused by approximately $59,000 increase in employee compensation related to the Company’s subsidiary that was not in existence at June 30, 2013, and an increase in parent company employee compensation of about $56,000, all of which was offset by a small decrease in consulting expense and professional fees.

The consolidated net loss decreased from $314,605 to $95,328 in the six-month period ended June 30, 2013 and 2014, respectively. This decline in the net loss of $219,277 is primarily the result of the gross profit of about $331,000 recognized on 2014 sales and about $21,000 in reduced general and administrative cost offset by increases in employee compensation of about $116,000 mostly due to the new subsidiary’s operations, increased interest expense of about $8,000, and about $10,000 less other income than in the same period of 2013.

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

The Company’s Citrus Extracts subsidiary, its only revenue-producing subsidiary, had no operations in Q1 and Q2 of 2013. As such, there is no reasonable basis for comparing the EBITDA results for the current three-month and six-month periods ended June 30, 2014, versus the same periods ended June 30, 2013.

Discussion Regarding Citrus Extracts, Inc. EBITDA

The following table represents the EBITDA results for Citrus Extracts, Inc. during the three months ended June 30, 2014:

Citrus Extracts, Inc.	Three Months Ended
June 30, 2014 (Unaudited)
Net income	$97,354
Add back:
Income taxes	-
Interest expense, net of interest income	4,238
Depreciation	20,602

EBITDA	$122,194

The following table represents the EBITDA results for Citrus Extracts, Inc. for the six months ended June 30, 2014:

Citrus Extracts, Inc.	Six Months Ended
June 30, 2014 (Unaudited)
Net income	$236,601
Add back:
Income taxes	-
Interest expense, net of interest income	7,009
Depreciation	40,956

EBITDA	$284,566

Discussion Regarding Consolidated EBITDA

The following table represents the consolidated EBITDA results for the Company during the three months ended June 30, 2014:

Acacia Diversified Holdings, Inc.	Three Months Ended
June 30, 2014 (Unaudited)
Net income (loss)	$(28,890)
Add back:
Income taxes	-
Interest expense, net of interest income	7,016
Depreciation	28,875

EBITDA	$7,001

The following table represents the consolidated EBITDA results for the Company for the six months ended June 30, 2014:

Acacia Diversified Holdings, Inc.	Six Months Ended
June 30, 2014 (Unaudited)
Net income (loss)	$(95,328)
Add back:
Income taxes	-
Interest expense, net of interest income	12,402
Depreciation	45,476

EBITDA	$(37,450)

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

Our operations in the first six months of 2014 provided sufficient cash flow to cover our corporate activity on a consolidated basis, essentially our executive officers, administrative overhead, and overhead that includes the cost of lawyers and accountants required to be publicly held.

As of June 30, 2014, the Company had a positive consolidated net cash flow of about $13,000 for the year to date.  This resulted from a positive net cash flow of approximately $46,000 provided by operating activities, a negative net cash flow used in investing activities of about $3,000, and a negative net cash flow used in financing activities of about $29,000.

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

Financing of Planned Expansions and Other Expenditures

The Company will seek to grow through enhancement of its manufacturing operations and its revenues, from the enlargement of its new transport operations subsidiary, and from acquisitions, mergers, or other business combinations, and anticipates that it will need to raise additional capital to do so. The Company may be compelled to raise this additional capital through an offering of its debt or equity securities. There can be no assurance that the Company will be successful in raising capital, or if it is successful, there can be no assurance it can raise capital in sufficient amounts to meet its liquidity needs.

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

Implementation of Business Plan

The Company currently does not have sufficient working capital to pursue its business plans in their entirety as described herein. The Company’s ability to implement its business plans will depend on its ability to increase its production and revenues, find new mergers, acquisitions, or business combinations or to obtain sufficient working capital to execute its business plans. No assurance can be given that we will be able to find new sales outlets, obtain additional capital, or, if available, that such capital will be available at terms acceptable to us, or that we will be able to generate profit from new operations, or if profits are generated, that they will be sufficient to carry out our business plans, or that the plans will not be modified.

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

The Company has no other full-time corporate  officer except for its President and CEO, who devotes the majority of his business time and efforts to the management and direction of the Company and its subsidiaries.  The President and CEO of the Company also serves as a director of the Company as well as having served as an officer and director of the Company’s subsidiary corporations.  Service in those capacities with the subsidiaries is not considered to constitute a conflict of interest on the part of employees, managers, or directors.  The Company’s President and CEO continues to serve in those capacities as of June 30, 2014. As such, there is not now, nor has there previously been considered to be, any material conflict of interest on his part.  However, the CEO of the Company may reasonably be expected to have or gain other affiliations, associations, or ownership interests in other entities which could under certain conditions be considered to be conflicts of interest.

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

Management, including our Chief Executive Officer who acts as our Principal Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and fraud, and our present efforts are oriented on improving the availability and thoroughness of information to management and its efficient reduction to generate financial statements.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.  Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer who acts as our Principal Financial Officer to allow timely decisions regarding required disclosure.  During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.   Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

During the second quarter of 2014 the Company did not make changes in its internal control.

PART II. OTHER INFORMATION

Item 5. Other Information.

Legal Proceedings.

None.

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