Form 10-Q
period 2014-09-30
Acacia Diversified Holdings, Inc.
filed 2015-05-20
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     (1) Yes ☒ No ☐    (2) Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2014:  12,735,406.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$8,756	$1,452
Accounts receivable	91,729	89,918
Employee accounts receivable	503	939
Inventory stated at the lower of average cost or market	233,443	-
Prepaid expenses	23,294	-
Total Current Assets	357,725	92,309
Property and Equipment, net of accumulated depreciation of $153,203 and $81,414 in 2014 and 2013, respectively	713,074	685,274
Other assets	12,341	7,341
Total Assets	$1,083,140	$784,924

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Cash overdraft	$-	$3,405
Accounts payable	160,508	253,082
Accrued liabilities	457,950	217,271
Shareholder payable	59,729	102,677
Deferred revenue	50,000	-
Note payable, current portion	169,508	102,661
Total Current Liabilities	897,695	679,096
Noncurrent Liabilities
Related party payables, subsidiary acquisition	247,694	361,291
Notes payable, less current portion	234,706	149,971
Total Liabilities	1,380,095	1,190,358

Stockholders’ (Deficit)
Common stock, $0.001 par value, 150,000,000 shares authorized; 12,735,406 and 12,496,809 shares issued and outstanding in 2014 and 2013, respectively	12,735	12,497
Additional paid-in capital	11,975,724	11,776,365
Retained deficit	(12,285,414)	(12,194,296)
Total Stockholders’ Deficit	(296,955)	(405,434)
Total Liabilities & Stockholders’ (Deficit)	$1,083,140	$784,924

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(Restated)		(Restated)
Revenues	$364,730	$45,343	$988,680	$45,343
Cost of revenues, including depreciation of $24,251 and $65,207 in 2014 and 2013, respectively, and $27,091 in 2013	(225,338)	(112,270)	(518,154)	(112,270)
Gross profit (loss)	139,392	(66,927)	470,526	(66,927)

Costs and expenses
Employee compensation	114,420	35,778	332,192	137,604
General and administrative	51,071	71,105	242,839	284,350
Depreciation and amortization	2,063	2,770	6,583	8,321

Total costs and expenses	167,554	109,653	581,614	430,275

Operating income (loss) before other income (expense) and income taxes	(28,162)	(176,580)	(111,088)	(497,202)

Other income (expense)
Gain on sale of assets	41,168	-	41,168	-
Other income	-	-	-	10,035
Interest expense	(8,796)	(6,316)	(21,198)	(10,334)

Total other income (expense)	32,372	(6,316)	19,970	(299)
Income (loss) before income taxes	4,210	(182,896)	(91,118)	(497,501)
Income taxes	-	-	-	-
Net income (loss)	$4,210	$(182,896)	$(91,118)	$(497,501)

Basic and diluted income (loss) per share
Loss per share	$(0.00)	$(0.02)	$(0.01)	$(0.04)
Weighted average number of common shares outstanding	12,681,108	12,255,738	12,638,577	11,839,809

The accompanying notes are an integral part of these financial statements.

 ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)

	2014	2013
		(Restated)
Cash flows from operating activities
Net loss	$(91,118)	$(497,501)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	71,789	35,412
Common stock and stock options issued for services and compensation	91,000	39,215
(Gain) on disposal of assets	(41,168)	-
Changes in Operating Assets and Liabilities
Accounts receivable	(1,811)	7,500
Employee accounts receivable	436	-
Deposits	(5,000)	-
Deferred revenue	50,000	-
Prepaid expenses	(23,294)	3,266
Inventory	(233,443)	-
Accounts payable	(92,573)	187,015
Accrued liabilities	240,680	55,906
Shareholder payable/receivable	(42,948)	16,685
Net cash flow (used in) operating activities	(77,450)	(152,502)
Cash flows provided by (used in) investing activities
Proceeds from sale of assets	47,984	-
Purchase of equipment/leasehold improvements	(106,407)	-
Net cash flow (used in) investing activities	(58,423)	-
Cash flows provided by (used in) financing activities
Related party payables	(5,000)	-
Cash Overdraft	(3,405)	-
Capital lease borrowings (payments)	-	(9,234)
Net note payable borrowings (payments)	151,582	(24,610)
Net cash flow provided by (used in) financing activities	143,177	(33,844)
Net increase (decrease) in cash and cash equivalents	7,304	(186,346)
Cash, beginning of period	1,452	189,260
Cash, end of period	$8,756	$2,914

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest	$(21,198)	$(10,334)
Income tax	$-	$-

	2014	2013
Non-cash investing and financing activities
Utility deposit	$-	$(5,000)
Property and equipment	-	(712,300)
Related party payable	(108,597)	293,393
Notes payable	-	226,100
Common stock	108	900
Additional paid-in capital	108,489	196,907
	$-	$-

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014 and 2013

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

THE COMPANY - Acacia Diversified Holdings, Inc. (“Acacia” or the “Company”) is an entity actively engaged in the citrus byproducts manufacturing industry.

On July 10, 2013 the Company, through its wholly-owned subsidiary Citrus Extracts, Inc., entered into a definitive agreement to acquire certain assets and assumed liabilities related to those assets from Red Phoenix Extracts, Inc. (“RPE” or the “Seller”),  a corporation in Fort Pierce, Florida.   The assets included, among other things, furnishings, machinery, and equipment. As consideration for the assets, the Company issued RPE nine hundred thousand (900,000) restricted shares of its common stock (the “Shares”).

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

CONSOLIDATION – The Company at September 30, 2014, the Company has two wholly owned subsidiaries: Citrus Extracts, Inc. and Acacia Transport Services, Inc.  All significant intercompany accounts and transactions are eliminated in consolidation.

NOTE 2 – NEW SUBSIDIARY

On January 15, 2014 formed Acacia Transport Services, Inc. (“ATS”) as a wholly-owned subsidiary, but activity did not begin until July of that year.  ATS was formed for the primary purpose of providing transportation and a continuous source of raw citrus peel materials for Citrus Extracts, Inc.’s manufacturing plant, and for the secondary purpose of generating transport revenues in hauling excess raw citrus peel materials to local farmers for use as feed for livestock.  On July 2, 2014, that subsidiary entered into an Agreement for Citrus Peel Hauling Services with Lambeth Groves Juice Company, a juice extraction company located in Vero Beach, Florida, some 20 miles from Citrus Extracts, Inc.  That contract called for Acacia Transport to assume all responsibilities for hauling the raw, remediated citrus peel products from Lambeth Groves by July 30, 2014. Actual transport operations from Lambeth Groves commenced in early August 2014.

Acacia Transport’s plan was to acquire three tandem-axle road tractors, five tandem-axle aluminum end-dump trailers, one straight truck with a stainless steel tank for small peel-hauling operations, one 53 foot covered van trailer, as well as other support equipment and vehicles to accommodate its obligations to Lambeth Groves.  On July 22, 2014 ATS acquired its first trailer, and subsequently finalized its purchase of the other tractors, trailers, and equipment through the end of August 2014.

NOTE 3  – GOING CONCERN

As of September 30, 2014, the Company had limited liquid assets and had not generated sufficient revenues from its new Citrus Extracts, Inc. operations to achieve profitability on a consolidated basis. As a result, without generating larger revenues or finding new and viable sources of revenue the Company not be able to meet its future obligations as they come due and will have difficulties meeting expenses relating to the expansion of the Company.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014 and 2013

NOTE 3  – GOING CONCERN (Continued)

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company sold its Augusta auction subsidiary, its only revenue-producing operations, on July 31, 2012, and accounted for those operations as discontinued effective with its Annual Report on Form 10-K for the year ended December 31, 2011.  The Company had no revenue-producing operations from July 31, 2012 until July 10, 2013 when it acquired assets and launched its new Citrus Extracts, Inc. (“CEI”) subsidiary, its only revenue-producing subsidiary until July of 2014. In July of 2014 the Company, through its new Acacia Transport Services, Inc. (“ATS”) subsidiary, acquired a fleet of vehicles and began transporting raw citrus peel  products on August 7, 2014.  Those two subsidiaries were the Company’s only revenue-producing units as of September 30, 2014.  Accordingly, these comparative results not be reflective of similar results for prior periods or provide a proper basis for review versus those periods.

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

General

Citrus Extracts, Inc. (“CEI”) is a business in the food manufacturing industry subsector that transforms livestock and agricultural products into products for intermediate or final consumption. The industry groups are distinguished by the raw materials (generally of animal or vegetable origin) processed into food products.

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

Acacia Transport Services, Inc. (“ATS”) is a business in the transportation industry that transports raw citrus peel to supply the CEI subsidiary’s need for raw production materials, and also transports excess peel from the Lambeth Groves Juice Company (“Lambeth”) in Vero Beach, Florida to local farmers for use as cattle feed.  The availability of raw peel is dependent on the production of citrus juices at Lambeth under ATS’s exclusive contract to remove all remediated biomass peel products from that location.

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

Business of the Company’s New Acacia Transport Services, Inc.

On January 15, 2014 formed Acacia Transport Services, Inc. (“ATS”) as a wholly-owned subsidiary, but activity did not begin until July of that year.  ATS was formed for the primary purpose of providing transportation and a continuous source of raw citrus peel materials for its sister Citrus Extracts, Inc. manufacturing plant, and for the secondary purpose of generating transport revenues in hauling excess raw citrus peel materials to local farmers for use as feed for livestock.  On July 2, 2014, that subsidiary entered into an Agreement for Citrus Peel Hauling Services with Lambeth Groves Juice Company, a citrus juice extraction company located in Vero Beach, Florida, some 20 miles from Citrus Extracts, Inc.  That contract called for Acacia Transport to assume all responsibilities for hauling the raw, remediated citrus peel products from Lambeth Groves by July 30, 2014. Actual transport operations from Lambeth Groves commenced in early August 2014.

During July of 2014, ATS acquired three tandem-axle diesel road tractors, five tandem-axle aluminum end-dump trailers, one 53 foot tandem axle closed van trailer, one straight truck with a stainless steel tank for small peel-hauling operations, as well as other spare parts and support equipment to accommodate its obligations to Lambeth Groves and Citrus Extracts.

In a departure from the off-season lack of availability of raw citrus peel material for its production processes, Lambeth Groves generally acquires various supplies of fresh citrus products citrus products during the citrus season as supplies to support its own juice extraction operations during the off-season.  The peel resulting from those off-season juice production operations becomes a source of off-season raw materials for production at the Company’s Citrus Extracts operations, and the transport of that peel is accommodated by ATS.  Thus, ATS, through its agreement with Lambeth Groves, has obtained a source of peel in limited quantities for its revenue-generating operations during the off-season in addition to the larger volumes of peel generated in the normal citrus season, while at the same time providing a supply of off-season raw peel to its sister Citrus Extracts, Inc. subsidiary for its food-grade ingredient product manufacturing. The Company anticipates seeing a benefit from this opportunity in the off-season occurring during the summer of 2015.

Acacia Transport Services transported its first load of raw peel from Lambeth Groves on August 7, 2014 and transported subsequent loads going forward from that date.  Full-scale transport operations finally began with the onset of the 2015 citrus season that again started later than anticipated at approximately the beginning of December, 2014, the number of loads transported “in season” generally being maximized during the period of December through March or April.

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

Discussion Regarding the Company’s Operations

The Company sold its Augusta auction operations in the Augusta, Georgia area, its only revenue-producing operations, on July 31, 2012, and has accounted for those operations as discontinued effective with its Annual Report on Form 10-K for the year ended December 31, 2012.  The Company resumed revenue-producing operations following its acquisition of the certain assets of Red Phoenix Extracts, Inc. on July 10, 2013, which were placed into its new Citrus Extracts, Inc. subsidiary.  The Company had no revenue-producing operations from August 1, 2012 until July 10, 2013, and then its operations were very limited as it awaited the 2014 Florida citrus season to come into play in December of 2013.  As such, there were no revenue-producing operations at all during Q1, Q2 and the first portion of Q3 of 2013.  Accordingly, the Company’s discussion and analysis of financial condition and results of operations may not provide an adequate basis for comparative review.

The Company uses the average cost method to value its inventory and products sold, including a per pound depreciation charge.  The average cost increased during the 2014 fiscal year as: (i) certain costs are fixed in relation to seasonal fluctuation in quantities of peel available and processed; (ii) the Company anticipates utilizing additional warehousing space as it grows its sales and inventories; and (iii) certain products sold require additional processing to meet customer requests.

Three months ended September 30, 2014

In the third quarter of 2014, Acacia Transport Services, Inc. became the Company’s second revenue-producing subsidiary with only limited activity as in became operational in the citrus “off season” in August.  Citrus Extracts, Inc. remained the Company’s main revenue-producing subsidiary. The sale of citrus byproducts began on a limited basis in the third quarter of 2013. Accordingly, no revenues were derived from the sale of citrus byproducts for the three-month period ended September 30, 2013.

In order to generate its finished, food-grade, dehydrated ingredient products, the Company utilizes raw, wet citrus peel in its confidential production processes. Generally speaking, each pound of our finished, dehydrated ingredient products requires approximately five to seven pounds of raw peel to complete that transformation process. In the three months ended September 30, 2014, the Company transported and processed approximately one quarter million pounds of raw, fresh citrus peel in producing approximately 40,000 pounds of finished ingredient products, and sold about 154,000 pounds of finished ingredient products at an average price of about $2.36 per pound.

Operating costs and expenses were about $168,000 in the three months ended September 30, 2014, in addition to costs of revenues of about $225,000, for total costs and expenses of about $393,000 as compared to total operating costs (and no costs of revenues) of about $110,000 in the same period of 2013.  This increase of about 257% in total costs and expenses is caused by approximately $36,000 increase in employee compensation related to the Company’s subsidiary that was not in full operation at September 30, 2013, an increase in parent company employee compensation of about $43,000, and the costs of revenues related to manufacturing operations that were also not present in the third quarter of 2013, offset by a small decrease in consulting expense and professional fees.

The consolidated net loss decreased from $182,896 to become a profit of $4,210 in the three-month period ended September 30, 2013 and 2014, respectively. This $187,106 decline in the net loss is the result of the gross profit of $139,392 recognized on 2014 sales as compared to a $66,927 gross loss in 2013, offset by general and administrative cost increases in employee compensation.

Nine months ended September 30, 2014

In the first nine months of 2014, Citrus Extracts, Inc. was the Company’s only revenue-producing subsidiary until Acacia Transport Services, Inc. initiated limited activity as in became operational in the citrus “off season” in August. The sale of citrus byproducts began on a limited basis in the third quarter of 2013. Accordingly, only limited revenues were derived from the sale of citrus byproducts for the nine-month period ended September 30, 2013.  In the nine months ended June 30, 2014, the Company transported and processed approximately 5.7 million pounds of raw, fresh citrus peel in producing over 1,000,000 pounds of finished ingredient products, and sold about 688,000 pounds of finished ingredient products at an average price of about $1.44 per pound.

In the nine months ended September 30, 2014, total costs and expenses were about $1,100,000, including operating costs and expenses of about $582,000 and cost of revenues of about $518,000 as compared to total costs and expenses of about $543,000 in the same period of 2013 consisting of operating costs of about $430,000 and cost of revenues of about $112,000. This increase of about $557,000, or about 103% in operating costs and expenses in the nine months ended September 30, 2014 versus the same period in 2013 is caused by approximately $95,000 increase in employee compensation related to the Company’s subsidiary that was not in existence until July 10, 2013, and an increase in parent company employee compensation of about $100,000, all of which was offset by a small decrease in consulting expense and professional fees.

The consolidated net loss decreased from $497,501 to $91,118 in the nine months ended September 30, 2013 and 2014, respectively. This $406,383 decline in the net loss is the result of the gross profit of $470,526 recognized on 2014 sales offset by general and administrative cost increases in employee compensation.

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

The Company’s Citrus Extracts subsidiary, its only revenue-producing subsidiary in the first six months and a portion of the third quarter ending September 30 of 2014, had no revenue-producing operations in Q1 and Q2 and a portion of Q3 of 2013.  The Company’s Acacia Transport Services subsidiary had no revenue-producing operations at all in 2013 and only operated for a portion of the third quarter of 2014. As such, there is no reasonable basis for comparing the EBITDA results for the current three-month and nine-month periods ended September 30, 2014, versus the same periods ended September 30, 2013.

Discussion Regarding Citrus Extracts, Inc. EBITDA

The following table represents the EBITDA results for Citrus Extracts, Inc. during the three months ended September 30, 2014:

Citrus Extracts, Inc.	Three Months Ended
September 30, 2014 (Unaudited)
Net income	$121,381
Add back:
Income taxes	-
Interest expense, net of interest income	2,393
Depreciation	20,899
EBITDA	$144,673

The following table represents the EBITDA results for the Citrus Extracts, Inc. during the nine months ended September 30, 2014:

Citrus Extracts, Inc.	Nine Months Ended
September 30, 2014 (Unaudited)
Net income	$357,982
Add back:
Income taxes	-
Interest expense, net of interest income	9,403
Depreciation	61,855
EBITDA	$429,240

Discussion Regarding Acacia Transport Services, Inc. EBITDA

Since the Company’s Acacia Transport Services subsidiary had no operations at all in 2013, no operations in Q1 or Q2 of 2014, and revenue-producing operations for only a portion of the third quarter of 2014, the Company has elected to eliminate that subsidiary from this EBITDA discussion.

Discussion Regarding Consolidated EBITDA

The following table represents the consolidated EBITDA results for the Company during the three months ended September 30, 2014:

Acacia Diversified Holdings, Inc.	Three Months Ended
September 30, 2014 (Unaudited)
Net income	$4,210
Add back:
Income taxes	-
Interest expense, net of interest income	8,796
Depreciation	26,313
EBITDA	$39,319

The following table represents the consolidated EBITDA results for the Company during the nine months ended September 30, 2014:

Acacia Diversified Holdings, Inc.	Nine Months Ended
September 30, 2014 (Unaudited)
Net (loss)	$(91,118)
Add back:
Income taxes	-
Interest expense, net of interest income	21,198
Depreciation	71,789
EBITDA	$1,869

Liquidity and Capital Resources

Our accountants have issued, in their prior audit report, a going concern opinion reflecting a conclusion that our operations may not be able to continue because of a lack of financial resources.

The Company’s liquidity in 2014 was provided by management fee revenues assessed to the Company's subsidiary operations, by loans to the Company, and by personal financial support from the Company’s CEO. The Company’s liquidity during 2013 was provided in part from proceeds of the 2012 sale of its Augusta auction, by loans to the Company, and by personal financial support from the Company’s CEO.

From July 10, 2007, until July 31, 2012, the Company looked to its auto auction operations to provide cash flow and cash return on our investment.  From January 1, 2013 until July 10, 2013, following the Company’s sale of its Augusta assets, the Company had no revenue-producing operations and no cash flow from operations, relying upon its existing cash reserves and from financial assistance of its CEO for liquidity. Since the acquisition of certain assets of Red Phoenix Extracts on July 10, 2013 by the Company’s Citrus Extracts subsidiary and the initiation of manufacturing operation there in December of 2013, and implementing operations at its new Acacia Transport Services subsidiary in July of 2014, the Company has generated revenues.  Those revenues during the three month period ended September 30, 2014 were sufficient for the Company to generate a consolidated net operating profit of approximately $4,200 on revenues of $364,730, being the first period the Company was profitable as a consolidated entity, excepting those periods with gains resulting from discontinued operations, since the first quarter of 2009.   However, the revenues for the nine month period were not sufficient to provide an operating profit for the longer period.  This is reflective of improved revenues for the Company, and hence an improved opportunity for profitability.  Similarly, the Company enjoyed a consolidated positive cash flow of about $7,300 for the nine months ended September 30, 2014 after paying the costs of the Parent Company’s corporate activity, essentially our executive officers, administrative overhead, and overhead that includes the cost of lawyers and accountants required to be publicly held.  As a result of those deficiencies and the loss of its revenue-producing operations for the greater part of the year-to-date, the Company will have to increase its revenues, raise capital or institute or acquire additional operations with revenues sufficient to cover the costs of overheads.

As of September 30, 2014, the Company had a positive consolidated cash flow of about $7,300 for the year to date.  This resulted from negative net cash flow of approximately $77,000 used in operating activities and about $58,000 used in investing activities, and about $143,000 provided by financing activities.

Cash Balances

The Company will require substantial infusions of working capital or a substantial increase in the cash generated from new operations to insure long-term liquidity, and may seek infusions of working capital in the form of equity or debt capital, the former being considered most beneficial to the Company.  There is no assurance the Company can be successful in obtaining infusions of capital to fuel its operations or further growth.

Financing of Planned Expansions and Other Expenditures

The Company plans to make upgrades and improvements to its manufacturing facilities and vehicle fleet in the normal course and to grow through acquisitions, mergers, or other business combinations, and anticipates that it will need to raise additional capital to do so, probably through a private placement offering of its common stock. There can be no assurance the Company will be successful in its efforts to do so.

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

On January 15, 2014 formed Acacia Transport Services, Inc. (“ATS”) as a wholly-owned subsidiary, but activity did not begin until July of that year.  ATS was formed for the primary purpose of providing transportation and a continuous source of raw citrus peel materials for its sister Citrus Extracts, Inc. manufacturing plant, and for the secondary purpose of generating transport revenues in hauling excess raw citrus peel materials to local farmers for use as feed for livestock.  On July 2, 2014, that subsidiary entered into an Agreement for Citrus Peel Hauling Services with Lambeth

On March 1, 2014 the Company began performing milling operations using the trade name Acacia Milling Services at the Fort Pierce location for its Citrus Extracts subsidiary. Milling is the term applied to grinding or refining the finished citrus ingredient products rendered by Citrus Extracts into smaller, finer particles.  These services vary from simple sifting operations that separate the various sizes of materials to creating specific cuts from the original material, such as “tea bag cut” size, granulated materials of various sizes, or “powders” of various mesh sizes.  Generally the greater the mesh size (finer, smaller, particle size) requested by the customer, the higher the milling charges per pound.  The Company does not currently maintain separate accounting functions for its new milling operations, but intends to further segregate those milling operations in 2015 and to implement a new system of segregated financial reporting for those operations. The Company also intends to expand its offerings of those milling services to outside parties for the generation of additional revenues in the future.

All these operations now form the new consolidated basis of services rendered.

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

The Company’s Secretary, a non-salaried position with the Company, is employed full-time in Nashville, Tennessee in a diverse business.  The Secretary is not expected devote substantial time to the affairs of the Company.

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

Item 4T. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

As is typical with many enterprises, our control processes are oriented toward operations, and production of financial statements reflects an outgrowth of operations and results of those operations. Internally, financial statements are a management tool to evaluate the operations and not an end of those operations. We closely monitor the daily results of our cash position and attempt to make certain that our cash position is adequate for the foreseeable future. Our financial statements are generated as part of the reporting on our operations, one metric of our operations, and as part of our obligations as a public entity.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer who acts as our Principal Financial Officer to allow timely decisions regarding required disclosure.  During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.   Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

During the third quarter of 2014 the Company did not make changes in its internal control.

PART II. OTHER INFORMATION

Item 5. Other Information.

Submission of Matters to a Vote of Security Holders

None.

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