Form 10-K
period 2014-12-31
Acacia Diversified Holdings, Inc.
filed 2015-05-20
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     (1) Yes ☒ No ☐    (2) Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒       No ☐  (Not required) ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Issuer’s revenues for its most recent fiscal year.   $1,412,998

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $833,439 as of December 29, 2014 based on a value of $0.14 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,735,406 as of December 31, 2014.

PART I

Item 1.    Business of the Company

Description of Historical Operations

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

In the years following its incorporation, the Company grew to become a full service, national commercial construction company and completed an initial public offering of its common stock pursuant to a registration thereof on Form S-1 in January, 1996, and thereafter commenced trading on the NASDAQ Exchange under the symbol GBSE.  In April, 2000, as a result of, in part, rising interest rates and a general decline in the United States economy, the Company was compelled to seek protection under Chapter 11 of the United States Bankruptcy Code. Despite various attempts to reorganize the Company’s affairs within the context of the Company’s bankruptcy, it ultimately was unsuccessful.

Initial Restructuring of the Company

The Company being unable to reorganize through bankruptcy, on August 15, 2006, the Company’s primary creditor sold 4,000,000 shares, or 46,7% of its then-issued and outstanding shares of common stock, to Mr. Steven L. Sample, its current Chief Executive Officer and Chairman of the Board of Directors. In addition, Mr. Sample personally satisfied several outstanding obligations of the Company relating to professional fees associated with its S.E.C. reporting obligations. As consideration for Mr. Sample’s contribution, on February 1, 200, a special meeting of the Company’s shareholders effectuated a one (1) for eight (8) reverse stock split and thereafter issued Mr. Sample an additional 8,117,500 shares of the Company’s common stock, making him the majority shareholder of the Company. In connection therewith, the Company changed its name to Acacia Automotive Holdings, Inc and caused its trading symbol to be changed to “ACCA”. Shortly thereafter, Mr. Sample Mr. Sample exchanged all his preferred shares for an equal number of common shares of the Company and a number of warrants to purchase Common shares. There are no preferred shares issued or outstanding as of December 31, 2014,

In that restructuring the Company retained its substantial tax loss carryforward, which has grown to become approximately $12,940,000 as of December 31, 2014.  (See NOTE 5 to Financial Statements – “Income Taxes”)

Immediately following the approval of these amendments, the Company adopted its Acacia Automotive, Inc. 2007 Stock Incentive Plan, which was ratified by the Company’s stockholders in its Annual meeting held November 2007, initially reserving 1,000,000 shares thereunder.  In subsequent actions, the shareholders of the Company approved amendments to the Acacia Automotive, Inc. 2007 Stock Incentive Plan  (the “Plan”), renaming it the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan and making that revised plan effective as of January 1, 2012. All material terms of the 2007 Plan remained in full force and effect as they were merged into the revised Plan.

In July 2007, the Company caused to be formed Acacia Augusta Vehicle Auction, Inc., a South Carolina corporation and wholly owned subsidiary of the Company. (“AAVA”), for the sole purposes of acquiring certain assets of the Augusta Auto Auction in Augusta, Georgia, and operating an auction at that same location. This became the Company’s first operating asset in the automotive auction industry and was the Company’s only revenue producing business at that time. Later, in 2009, the Company caused to be formed Acacia Chattanooga Vehicle Auction, Inc., a Tennessee corporation and wholly owned subsidiary of the Company. (“ACVA”), for the sole purposes of acquiring certain assets of the Chattanooga Vehicle Auction in Chattanooga, Tennessee, and operating an auction at that same location. The latter acquisition represented the Company’s second, and final, automotive auction acquisition.

Due a dispute that arose with the seller of the Chattanooga Vehicle Auction, the Company discontinued operations there effective August 31, 2010, accounting for those operations as discontinued effective that date, and first accounted for those as discontinued operations in its Quarterly Report on Form 10-Q for the period ended June 30, 2010. In late 2011, after successfully operating the Augusta auction for more than four years, the Company determined that it was in its best interests to sell the Augusta auction and thereafter entered into a Letter of Intent with two individuals for that purpose.  The sale transaction was completed on July 31, 2012. (See Part II, Item 9B – “Other Information”)  Those events were reported in their entirety by the Company on its Current Report on Form 8-K on August 27, 2012, which in incorporated herein by reference. Following the disposition of the Augusta Vehicle Auction in 2012, the Company lacked significant operations and thereafter sought to become a diversified holding company.

Recent Operations of the Company

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

Current Operations of the Company

The Company’s current business operations are conducted through two (2) wholly-owned subsidiaries and a new operation that is not yet segregated as a subsidiary or division. They include:

Citrus Extracts, Inc.

Citrus Extracts, Inc. (“CEI”) is a business in the food manufacturing industry subsector that transforms livestock and agricultural products into products for intermediate or final consumption. The industry groups are distinguished by the raw materials (generally of animal or vegetable origin) processed into food products. CEI utilizes our proprietary chemical-free, 100% natural processes in the manufacturing, sale, and distribution of all-natural, food-grade ingredients from raw, fresh, natural citrus peel resulting from citrus juicing operations. Through these controlled methods, CEI processes and dehydrates orange, lemon, grapefruit and tangerine peel into its “CitraBlend” and “CitraBlend Organic” products and then mills those products to varying sizes ranging from larger “cut & sift flakes” to 40+ mesh powders (or smaller sizes for custom orders).  These ingredients, both organic and non-organic, find their way into many regional and national brand-name products commonly found on America’s kitchen tables in the form of spices, teas and otherwise. Our CitraBlend products are also utilized in brewing many local and regional craft beers in addition to nationally-recognized beer brands, and because we have only recently addressed that market it remains largely untapped. At this time CitraBlend is primarily sold through a network of distributors who blend our products and sell them as ingredients included in many well-known consumer products.

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

Acacia Transport Services, Inc.

Acacia Transport Services, Inc. (“ATS”) is a business in the transportation industry that hauls fresh, raw, citrus peel resulting from the juice extraction process at juice plants. ATS has an exclusive contract to remove all the remediated raw citrus peel from Lambeth Groves Juice Company in Vero Beach, Florida, about 20 miles from the CEI manufacturing plant. In July and August of 2014 Acacia Transport acquired three tandem-axle diesel road tractors, five tandem-axle aluminum end-dump trailers, one 53 foot tandem axle closed van trailer, one straight truck with a stainless steel tank for small peel-hauling operations, as well as other spare parts and support equipment to accommodate its obligations to Lambeth Groves and Citrus Extracts. Under the terms of the contract, ATS, at its option, can bill Lambeth Groves for removing the raw peel, but has thus far elected not to do so. A portion of the raw peel ATS hauls from Lambeth Groves is taken to CEI for use in its manufacturing processes, and AST delivers excess peel to local farmers for use as livestock feed, charging only for those transport services on a per-load basis.

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

Acacia Milling Services, Inc.

Acacia Milling Services (“AMS”) is a developmental stage business in the milling or grinding industry that mills finished citrus ingredient products rendered by Citrus Extracts into smaller, finer particles.  These milling services vary from simple sifting operations that separate the various sizes of materials to creating specific cuts from the original material, such as “tea bag cut” size, granulated materials of various sizes, or “powders” of various mesh sizes.  Generally the greater the mesh size (higher mesh sizes referring to finer, smaller, particle size) requested by the customer, the higher the milling charges per pound.  The Company does not currently maintain separate accounting functions for its new milling operations, but intends to further segregate those milling operations later in 2015 and to implement a new system of segregated financial reporting for those operations, should the operations of AMS increase as expected.  The Company also intends to expand its offerings of those milling services to outside parties for the generation of additional revenues in the future.

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

Employees

The Parent Company had two officers in 2014, being Steven L. Sample, its Chairman, President and Chief Executive Officer, and Patricia Ann Arnold, its Secretary.  Ms. Arnold serves in her capacity as a non-employee, while Mr. Sample serves as a full-time employee of the Company. Ms. Arnold spends less than full time on the affairs of the Parent Company. The Parent Company also had one other full time senior accounting employee in 2014.

Our wholly-owned operating subsidiaries, Citrus Extracts, Inc. and Acacia Transport Services, Inc., have a total of approximately 20 full-time and part-time employees.

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

While the Company’s Citrus Extracts subsidiary is profitable, and while its Augusta Auto Auction operations were profitable as well, the Company has incurred significant losses as a consolidated entity since July 2007, losses that have continued since that time through the close of fiscal 2014. These continuing losses raise substantial doubt about our ability to continue as a going concern, and our auditor's opinion with respect to our financial statements contain a going concern opinion. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Our Chief Executive Officer and Director, Steven Sample, owned 43.27% of the Company’s issued and outstanding common stock as of December 31, 2013. As a result, currently, and after an offering by the Company of its equity securities, he will possess significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. His effective control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

As of that same date, all officers and directors of the Company owned a combined 45.58% of the Company’s issued and outstanding common stock. Based upon the Company's current business plan, it is anticipated that Mr. Sample will continue to have substantial influence over, if not effective control over the Company’s operations in the near future, including the election of a majority of its board of directors, the issuance of additional shares of equity securities, and other matters of corporate governance, perhaps even after some potential subsequent issuances by the Company of new common shares for capital raising activities, acquisitions, or merger activities.

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

The Company may not be able to attain profitability without additional funding, which may be unavailable.

The Company has limited capital resources. Unless the Company begins to generate sufficient revenues to finance operations as a going concern, the Company may experience liquidity and solvency problems. Such liquidity and solvency problems may force the Company to cease operations if additional financing is not available. No known alternative resources of funds are available in the event we do not generate sufficient funds from operations.

Our lack of history in our current industry makes evaluating our business difficult.

We have a limited operating history in our current industry and we may not sustain profitability in the future.

To sustain profitability, we must:

➢	develop and identify new clients in need of our product;
➢	economically increase production output;
➢	compete with larger, more established competitors in our industry;
➢	maintain and enhance our brand recognition; and
➢	adapt to meet changes in our markets and competitive developments.

We may not be successful in accomplishing these objectives. Further, our lack of operating history makes it difficult to evaluate our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in highly competitive industries. The historical information in this report may not be indicative of our future financial condition and future performance. For example, we expect that our future annual growth rate in revenues will be moderate and likely be less than the growth rates experienced in the early part of our history.

If we fail to effectively manage our growth, our business, brand and reputation, results of operations and financial condition may be adversely affected.

We may experience a rapid growth in operations, which may place significant demands on our management team and our operational and financial infrastructure. As we continue to grow, we must effectively identify, integrate, develop and motivate new employees, and maintain the beneficial aspects of our corporate culture. To attract top talent, we believe we will have to offer attractive compensation packages. The risks of over-hiring or over compensating and the challenges of integrating a rapidly growing employee base may impact profitability.

Additionally, if we do not effectively manage our growth, the quality of our services could suffer, which could adversely affect our business, brand and reputation, results of operations and financial condition. If operational, technology and infrastructure improvements are not implemented successfully, our ability to manage our growth will be impaired and we may have to make significant additional expenditures to address these issues. To effectively manage our growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. This will require that we refine our information technology systems to maintain effective online services and enhance information and communication systems to ensure that our employees effectively communicate with each other and our growing base of customers. These system enhancements and improvements will require significant incremental and ongoing capital expenditures and allocation of valuable management and employee resources. If we fail to implement these improvements and maintenance programs effectively, our ability to manage our expected growth and comply with the rules and regulations that are applicable to publicly reporting companies will be impaired and we may incur additional expenses.

We may be subject to regulatory inquiries, claims, suits, or prosecutions which may impact our profitability.

Any failure or perceived failure by us to comply with applicable laws and regulations may subject us to regulatory inquiries, claims, suits and prosecutions. We can give no assurance that we will prevail in such regulatory inquiries, claims, suits and prosecutions on commercially reasonable terms or at all. Responding to, defending and/or settling regulatory inquiries, claims, suits and prosecutions may be time-consuming and divert management and financial resources or have other adverse effects on our business. A negative outcome in any of these proceedings may result in changes to or discontinuance of some of our services, potential liabilities or additional costs that could have a material adverse effect on our business, results of operations, financial condition and future prospects.

Expanding our product offerings or number of offices may not be profitable.

We may choose to develop new products to offer. Developing new offerings involves inherent risks, including:

➢	our inability to estimate demand for the new offerings;
➢	our inability to perfect the new products;
➢	our ability to locate and identify new buyers for those products;
➢	competition from more established market participants; and
➢	a lack of market understanding.

In addition, expanding into new geographic areas and/or expanding current service offerings is challenging and may require integrating new employees into our culture as well as assessing the demand in the applicable market.

Risks of Low Priced Stocks

Following its initial public offering of its common stock in 1996, the Company’s shares were originally traded on the NASDAQ Exchange into 2000 as Gibbs Construction, Inc. under the trading symbol GBSE. Gibbs encountered severe financial difficulties in 2000, after which it was moved from the NASDAQ Capital Markets to the OTC Pink Sheets. Following the resurrection of the Company’s operations in 2007 through the intervention and assistance of the Company’s current CEO, Mr. Sample, its stock currently trades on the OTCQB exchange under the trading symbol ACCA.  Most of the Company’s issued and outstanding common shares continue to be restricted shares resulting in a small “float”.  For that and other reasons the Company’s securities have been thinly traded, and while a trading market for the Company's common stock could develop further with its current or new operations and the further release of restrictions on registered shares, there can be no assurance that it will do so. The Company returned to the OTC Pink Sheets following a delinquency in filing required reports, but anticipates returning to the OTCQB market immediately following the filings if this Annual Report for 2014 on Form 10-K.

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

If the Company were successful in identifying a new business opportunity and/or identifying an acquisition or merger target, became successful in actually launching a new business or acquiring or merging with any such target, and was successful in bringing profitable operations to the Company, it would intend to seek to meet the new listing requirements of the NASDAQ Capital market and attempt to return to that Exchange, which listing requirements include minimal capitalization, share price, and other benchmark requirements.  There is no assurance the Company can successfully identify any suitable new business opportunity, acquisition or merger candidate, or if successful in identifying a new business opportunity or merger/acquisition candidate, that it can be successful in developing a new business or completing any acquisition or merger, or if successful in developing a new business or completing any acquisition or merger that the Company could be successful in meeting the new listing requirements of the NASDAQ, or if successful in meeting those requirements, that the NASDAQ would accept the Company as a member, or that if the Company were successful in achieving a listing on the NASDAQ exchange that its share values would improve.  Any attempt to return to the NASDAQ Exchange, even if the Company were successful in meeting the requirements to do so, could take as long as two years to complete.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  Our common stock is a “penny stock”, and we are subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

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

Potential Future Capital Needs

The Company may not be successful in generating sufficient cash from its new operations or in raising capital in sufficient amounts or on acceptable terms to meet its capital needs. The failure to generate sufficient cash flows or to raise sufficient funds may require the Company to delay or abandon some or all of its development and expansion plans or otherwise forego market opportunities, and may make it difficult for the Company to respond to competitive pressures, any of which could have a material adverse effect on the Company's business, results of operations, and financial condition. While the Company may seek to raise capital through the offering of common stock, there can be no assurance that it will be successful in doing so, or if successful in raising capital that the proceeds in any such offering will be sufficient to permit the Company to implement its proposed business plan, or that any assumptions relating to the implementation of such plan will prove to be accurate. To the extent that the proceeds of any such offering are not sufficient to enable the Company to generate sufficient revenues or achieve profitable operations, the inability to obtain additional financing will have a material adverse effect on the Company. There can be no assurance that any such financing will be available to the Company on commercially reasonable terms, or at all, or that the Company will be successful in finding new operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Description of Properties

The Company’s Citrus Extracts, Inc. subsidiary leases manufacturing and administrative facilities in Ft. Pierce, Florida for a combined rent of $4,691 per month on a year-to-year lease – the maximum allowed by Florida state law in this facility.  The leased premises consists of two buildings of approximately 15,000 combined square feet indoors housing its manufacturing operations, warehouse space, elevated loading docks, and office space. The lease also provides for sufficient outdoor parking and operating space such as to accommodate the Company’s needs. The Company also currently maintains office and administrative space in Ocala, Florida, at a cost of approximately $600 per month, which it may cancel at any time. The Company also rents on a month-to-month basis an additional warehouse in the Fort Pierce State Farmers Market consisting of approximately 1,900 square feet for $838.50 per month for additional temporary warehouse space.

Item 3.    Legal Proceedings

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our stock has been thinly traded during the past five fiscal years.  Moreover, we do not believe that any institutional or other large scale trading of our stock has occurred, or will in fact occur in the near future.  We are presently traded on the Over the Counter QB Market under the ticker symbol ACCA. There were seven market makers who commonly made markets in our stock as of December 31, 2014. The following table sets forth information as reported by the National Association of Securities Dealers Composite Feed or Other Qualified Interdealer Quotation Medium for the high and low bid and ask prices for each of the twelve quarters ending December 31, 2014. The following prices reflect inter-dealer prices without retail markup, markdown or commissions and may not reflect actual transactions.

	Closing Bid		Closing Ask
	High	Low	High	Low
Quarters ending in 2012
March 31	$0.25	$0.03	$1.96	$1.20
June 30	0.51	0.05	1.20	0.51
September 30	0.10	0.03	0.99	0.99
December 31	$0.10	$0.01	$0.99	$0.75
Quarters ending in 2013
March 31	$0.01	$0.01	$1.80	$0.69
June 30	0.25	0.15	1.80	0.80
September 30	0.65	0.20	1.80	0.55
December 31	$0.51	$0.36	$1.00	$0.51
Quarters ending in 2014
March 31	$0.55	$0.06	$1.41	$0.70
June 30	0.20	0.06	0.70	0.70
September 30	0.20	0.06	0.70	0.65
December 31	$0.13	$0.10	$0.65	$0.51

As of December 31, 2014 the Company had 191 stockholders of record. The Company believes that it may also have as many as 200 or more additional beneficial shareholders.  The number of both shareholders of record and beneficial shareholders may change on a daily basis and without the Company’s immediate knowledge.

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

At its meeting of directors on February 1, 2007, the Company’s board of directors approved the Acacia Automotive, Inc. 2007 Stock Incentive Plan1 (the “Plan”), which was approved by our stockholders on November 2, 2007, reserving 1,000,000 shares to be issued thereunder in the form of common stock or common stock purchase options.  On July 26, 2012, our shareholders voted to update and extend the Acacia Automotive, Inc. 2007 Stock Incentive Plan, renaming it the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan. Warrants, which may be included as equity compensation of used in other manners, are not a component of the Plan. In resolutions since the implementation of the Plan, the directors granted restricted stock, warrants, and options for compensation summarized as follows as of December 31, 2014:

SUMMARY OF EQUITY COMPENSATION PLANS

Plan Description at December 31, 2013 and 2014	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Initial Number of Securities Available for Issue Under the Plan (1)	-	-	1,000,000
Total Options approved and issued through 12-31-2013 (2)	735,000	0.43	-
Options forfeited by former holders through 12-31-2013 (2)	(645,000)	0.44	-
Total Equity Plan Options outstanding at December 31, 2013	90,000	0.34	3,743,200
Total options approved and issued in 2014 (2)	-	-	-
Options forfeited by former holders in 2014 (2)	-	-	-
Total Equity Plan Options outstanding at December 31, 2014 (2)	90,000	0.34	4,243,072

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

(2)	The number of Options issued and forfeited under the Plan in the years 2007 through 2014 and the increases in securities added to the Plan for each year are as follows:

Year	Options Granted	Options Forfeited	Securities added to Plan	Securities available* at December 31st
2007	155,000	-0-	-0-	845,000
2008	240,000	-0-	479,900	1,084,900
2009	195,000	-0-	482,500	1,372,400
2010	145,000	(255,000)	483,300	1,965,700
2011	-0-	(390,000)	462,500	2,818,200
2012	-0-	-0-	462,500	3,280,700
2013	-0-	-0-	462,500	3,743,200
2014	-0-	-0-	499,872	4,243,072

* This number will increase on January 1, 2015 by 509,416 securities, bringing the total securities authorized for issuance under the plan as of that date to 4,752,488.

Item 6.    Selected Financial Data

Not Applicable

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", “may”, “will”, “should”, “could”, “predicts”, “potential”, “proposed”, or “continue” or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of operations, impact of competition and other risks detailed below as well as those discussed elsewhere in this Form 10-K and from time to time in the Company's Securities and Exchange Commission filings and reports.  In addition, general economic and market conditions and growth rates could affect such statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Executive Overview

With the acquisition of the Augusta Auto Auction on July 10, 2007, the Company commenced revenue-producing at that location and conducted its first weekly auction under the Company's ownership and management on July 11th of that year.  The Company's Augusta auction sold vehicles and equipment for automotive dealers and commercial accounts, including banks and finance companies, as well as for the United States Marshals Service.  The Company sold the business and related assets of the Augusta auction on July 31, 2012, and first accounted for those operations as discontinued on its Annual Report of Form 10-K for the year ended December 31, 2011.

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

On July 10, 2013 the Company, through its wholly-owned subsidiary Citrus Extracts, Inc., entered into a definitive agreement to acquire certain assets (the “Assets”)  of Red Phoenix Extracts, Inc., a Florida corporation (“RPE” or the “Seller”) in Fort Pierce, Florida. The transaction is more particularly described in the Company’s Current Report on Form 8-K dated July 10, 2013.

The Company on January 15, 2014 formed Acacia Transport Services, Inc. as a wholly-owned subsidiary for the primary purpose of providing transportation and a continuous source of raw citrus peel materials for its sister Citrus Extracts, Inc. manufacturing plant, and for the secondary purpose of generating transport revenues in hauling excess raw citrus peel materials to local farmers for use as feed for livestock.  On July 2, 2014, that subsidiary entered into an Agreement for Citrus Peel Hauling Services with Lambeth Groves Juice Company, a juice extraction company located in Vero Beach, Florida, some 20 miles from Citrus Extracts, Inc.  That contract called for Acacia Transport to assume all responsibilities for hauling the raw, remediated citrus peel products from Lambeth Groves by July 30, 2014, and actual transport operations from Lambeth Groves commenced on August 7, 2014.

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

Discussion Regarding Management Fees

In the same fashion as some other holding companies, the Company generates revenues to pay its corporate overhead by assessing fees to its operating units.  These fees, designated as Intercompany Charges or Management Fees, appear as Other Expense below the Net Ordinary Income line on the operating units’ income statements and as income on the parent company’s operating statements.  In 2014, the Company’s Citrus Extracts unit, its only operating unit for the first two quarters of 2014, and its Acacia Transport Services unit, which began operations in July of that year, were assessed those Intercompany Charges. Management Fees, as with all significant intercompany accounts and transactions, are eliminated in consolidation.

Discussion Regarding the Business of the Company’s Subsidiaries

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

As with other industries in the food manufacturing subsector, CEI transforms raw agricultural products into products for intermediate or final consumption. These industry groups are distinguished by the type of raw materials (generally of animal or vegetable origin) processed into food products. Our manufacturing plant currently specialized in natural citrus products. The food products manufactured in these establishments are typically sold to wholesalers or retailers for inclusion as ingredients into various food products or direct distribution to consumers.  The Company’s Citrus Extracts subsidiary concentrates its efforts on manufacturing food grade ingredients that are used in foods and beverages, including spices, teas, beers, and other food commodities., but also effectively and efficiently transforms this fresh, raw citrus peel material into highly saleable by-products for use in the nutraceutical, skin care, cosmaceutical and botanical industries.

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

Although the term citrus peel “waste” is commonly used, in reality citrus peel is extremely clean and rich in valuable nutrients. The actual components of citrus peel include:

➢	sugar (amounting to approximately 10% of the peel);
➢	citrus oils (d-limonene and cold press oils) at appropriately 3%;
➢	seeds (for spices and nutraceuticals) at approximately 1%;
➢	fiber solids (primary ingredient) approximately 50%, and, water, which constitutes the remainder of the peel.

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

Citrus Extracts processes that remediated peel with processes that have the following advantages:

➢	No waste water or volatile organic compound (“VOC”) air emissions are generated as a result of our process.
➢	Every part of the waste peel material is utilized as food grade products with no remaining residue.
➢	All natural processes with no additives.

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

The following chart reflects the beneficial components in our CitraBlend and CitraBlend Organic products.  You can see below that our CitraBlend and CitraBlend Organic ingredient products have more natural fiber than rye, oats, carrots, wheat, and lintel; natural hydrocolloids as in alginate, carrageenan, xanthan, guar gum, and locust beans; and more antioxidants than apples, blueberries, guava, pears, and pistachio nuts.  With such an outstanding array of beneficial components, our CitraBlend products are well-suited as ingredients for the food and beverage industry

COMPARISON CHART: FIBER, HYDROCOLLOIDS, AND ANTIOXIDANTS
CITRABLEND AND CITRABLEND ORGANIC INGREDIENTS

CitraBlend Organic ingredient products also contain no genetically modified organisms (GMO), and all of our Company’s citrus products are 100% natural with no chemicals added and are manufactured in south Florida in the heart of the United States citrus industry.

The Company is continuously seeking to identify additional buyers for its products.  Once identified, and assuming an interest is present in purchasing our ingredient products, the potential buyer will generally request samples of our products which they will test in determining the suitability for their specific applications.  Following a finding of suitability, the potential buyer will query its buyers to see if a market exists.  Upon a positive finding, the buyer can then open discussions for its future purchasing needs and engage in a purchase order for product.  This process can be rather slow and tedious, particularly in the food and beverage industries, resulting in long interludes between initial sales contacts and final purchase understandings.  As a result of this process, the Company believes growth will be slower than originally anticipated.  The Company’s products are laboratory tested and certified in each required category, and the company maintains proper certifications and credentials for its organic and kosher ratings.

Business Overview - Acacia Transport Services, Inc.

The Company on January 15, 2014 formed Acacia Transport Services, Inc. as a wholly-owned subsidiary for the primary purpose of providing transportation and a continuous source of raw citrus peel materials for its sister Citrus Extracts, Inc. manufacturing plant, and for the secondary purpose of generating transport revenues in hauling excess raw citrus peel materials to local farmers for use as feed for livestock.  On July 2, 2014, that subsidiary entered into an Agreement for Citrus Peel Hauling Services with Lambeth Groves Juice Company, a juice extraction company located in Vero Beach, Florida, some 20 miles from Citrus Extracts, Inc.  That contract called for Acacia Transport to assume all responsibilities for hauling the raw, remediated citrus peel products from Lambeth Groves by July 30, 2014, and actual transport operations from Lambeth Groves commenced on August 7, 2014.

At about the same time, Acacia Transport acquired three tandem-axle diesel road tractors, five tandem-axle aluminum end-dump trailers, one 53 foot tandem axle closed van trailer, one straight truck with a stainless steel tank for small peel-hauling operations, as well as other spare parts and support equipment to accommodate its obligations to Lambeth Groves and Citrus Extracts.

In a departure from the customary off-season lack of availability of raw citrus peel material for its production processes, Lambeth Groves generally acquires various supplies of fresh citrus products citrus products during the citrus season as supplies to support its own juice extraction operations during the off-season.  The peel resulting from those off-season juice production operations becomes a source of off-season raw materials for production at the Company’s Citrus Extracts operations, and the transport of that peel is accommodated by Acacia Transport Services.  Thus, Acacia Transport, through its agreement with Lambeth Groves, has obtained a source of peel in limited quantities for its revenue-generating operations during the off-season in addition to the larger volumes of peel generated in the normal citrus season, while at the same time providing a supply of off-season raw peel to its sister Citrus Extracts, Inc. subsidiary for its food-grade ingredient product manufacturing. The Company anticipates seeing a benefit from this opportunity in the off-season occurring during the summer of 2015.

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

The Company balances the lower revenue-producing potential, equipment cost, and operating expenses of its Acacia Transport subsidiary against the availability of peel for the manufacturing operations of its Citrus Extracts subsidiary, and has determined it to be a strategy that is very beneficial to the Company overall.

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

Discussion Regarding Operating Results of the Company

The Company acquired certain assets through its new Citrus Extracts, Inc. (“CEI”) subsidiary, the Company’s only revenue-producing subsidiary on July 10, 2013 only instituting full operations near the end of that year, and therefore had no revenue-producing operations for the majority of 2013..  CEI was the Company’s only revenue producing operations until August of 2014, when the Company formed its Acacia Transport Services, Inc. (“ATS”) subsidiary, the Company’s other revenue-producing subsidiary, ATS had no revenue producing operations at all in 2013 and the first two quarters of 2014, and had only very limited operations in the third quarter of 2014, becoming more active later in the fourth quarter as the 2015 Florida citrus season arrived. Accordingly, the Company’s discussion and analysis of financial condition and results of operations for 2014 may not be reflective of similar results in the prior year or provide a proper basis for comparative review.

In order to generate its finished, food-grade, dehydrated ingredient products, the Company utilizes raw, wet citrus peel in its confidential production processes. Generally speaking, each pound of our finished, dehydrated ingredient products requires approximately five to seven pounds of raw peel to complete that transformation process. In the twelve months ended December 31, 2014, the Company processed approximately 5.5 million pounds of raw, fresh citrus peel and sold over one million pounds of finished ingredient products at an average price of about $1.40 per pound.

Operating costs and expenses were about $749,000 for the twelve months ended December 31, 2014, in addition to costs of revenues of about $826,000, for total costs and expenses of about $1,575,000 as compared to operating costs and expenses of about $584,000 and costs of revenues of about $232,000 for total costs and expenses of about $816,000 for the twelve months ended December 31, 2013. This 2014 increase of about $759,000, or 93% in total costs and expenses is caused by approximately $188,000 increase in employee compensation related to the Company’s subsidiary that was not in existence prior to July 10, 2013; an increase in the cost of revenues of about $594,000 related to manufacturing operations that were also not present prior to July 10, 2013; an increase in interest expense of about $5,000; and, was offset by a decrease of about $20,000 in general and administrative expense and a gain on sale of assets of about $41,000 in 2014.

The consolidated net loss decreased from $683,308 to $151,650 in the twelve months ended December 31, 2013 and 2014, respectively. This $531,658 decline in the net loss is the result of the gross profit of $586,712 recognized on 2014 sales versus a gross loss of 84,254 in 2013 primarily due to a lack of revenue producing operations for most of the year combined with the costs of preparing the plant for operations and supporting the overheads during the non-revenue producing periods.; a gain of $25,955 in other income in 2014 versus 2013; and, an increase of $165,263 in total costs and expenses.

Consolidated employee expense of $451,348 in 2014 included the corporate compensation expenses at the parent company and compensation expenses at its Citrus Extracts subsidiary. Consolidated employee expense of $263,126 in 2013 included corporate compensation at the parent company and the compensation expenses at the Citrus Extracts subsidiary for a partial year beginning on July 10th.  As a result, consolidated employee expense in 2014 increased about 72% from the 2013 level.

Consolidated general and administrative expense decreased by about 7% in 2014 versus 2013, to about $289,000 from about $310,000.  The Company attributes this to the increased G&A expenses associated with the additional costs encountered with the 2013 startup of new operations at the Company’s Citrus Extracts subsidiary in Fort Pierce, Florida.

2014 depreciation and amortization costs were about 89% higher than in 2013, due to a full year’s expense in 2014 rather than approximately 5 months’ costs in 2013 following the acquisition of certain assets from Red Phoenix Extracts, Inc. on July 10, 2013 and, beginning in July 2014, for fleet and equipment acquisitions at its Acacia Transport Services, Inc. subsidiary.  (See “Liquidity and Capital Resources”.)

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

From August 1, 2012 until July 10, 2013, the Company had no revenue-producing operations.  The Company’s Citrus Extracts subsidiary, its only revenue-producing operations in 2013, initiated limited operations on July 10, 2013.  In August of, 2014, the Company’s Acacia Transport Services subsidiary first began limited operations.  As such, these results may not be reflective of similar results in the prior year or provide a proper basis for comparative review.

Discussion Regarding Citrus Extracts, Inc. EBITDA

The following table represents the EBITDA results for Citrus Extracts, Inc. during the twelve months ended December 31, 2014:

Citrus Extracts, Inc.	Twelve Months Ended
December 31, 2014 (Audited)
Net income (loss)	$405,867
Add back:
Income taxes	-
Interest expense, net of interest income	11,563
Depreciation	83,113

EBITDA	$500,543

Discussion Regarding Consolidated EBITDA

The following table represents the consolidated EBITDA results for the Company during the twelve months ended December 31, 2014:

Acacia Diversified Holdings, Inc.	Twelve Months Ended
December 31, 2014 (Audited)
Net income (loss)	$(151,650)
Add back:
Income taxes	-
Interest expense, net of interest income	30,535
Depreciation	99,820

EBITDA	$(21,295)

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

The Company looks to its operations to provide cash flow and cash return on our investment.  However, the operating cash flow from our subsidiary operations was not sufficient to support the Parent Company’s operations on a consolidated basis as of the close of fiscal 2014, again requiring the intervention of the CEO to provide financial support and liquidity for the Company.  Going forward, the Company must generate greater revenues from operations at its subsidiaries in sufficient amounts to cover the costs of overheads in order to maintain a positive cash flow. The Company believes it is possible do so from its subsidiary operations once it has identified additional buyers of its organic and non-organic ingredient products, but there can be no assurance the Company will do so.

The Company's cash in fiscal year 2013 prior to the acquisition of certain assets on July 10th, and the subsequent implementation of limited production operations as it awaited the maturity of the 2014 citrus season, came from cash reserves generated in 2012, and again from personal financial support from the Company’s CEO.  In that same period, the cash flow from our Citrus Extracts, Inc. operation was not yet sufficient to support those operations, and was consequently not sufficient to also support the Parent Company’s operations on a consolidated basis. Our operations in 2014 also did not provide sufficient cash flow to cover our corporate activity on an ongoing basis, essentially our executive officers, administrative overhead, and overhead that includes the cost of lawyers and accountants required to be publicly held.

Following the sale of its Augusta auction in 2012 and prior to the acquisition of assets to charge its new Citrus Extracts subsidiary and the implementation of full manufacturing operations at that subsidiary at the end of 2013 and the of beginning of 2014, the Company no longer had the income from its operating subsidiaries as a source of revenue to meet its expenses, essentially generating little finished products and revenues until 2014.  During its spooling-up period, which included the early part of 2014, the Company experienced extraordinary expenses associated with improving its plant facility and machinery, streamlining processes, generating new customers for its products, and generally coming into the mainstream as a manufacturer.  While not unexpected or unforeseen, these factors nonetheless proved to negatively impact the operating efficiency and profitability of that subsidiary in its first full production year, resulting in reduced cash flows and liquidity to the Company.

As of December 31, 2014, the Company had a negative consolidated cash flow of about $1,000 for the year.  This resulted from positive net cash flows of approximately $114,000 provided by financing activities offset by negative cash flows of about $56,000 used in operating activities and about $60,000 used in investing activities related to the purchase of equipment and leasehold improvements.

As a result of those deficiencies in 2014, the Company will have to increase its revenues, raise capital, or institute or acquire additional operations with revenues sufficient to cover the costs of overheads.  There is no assurance the Company can be successful in increasing its revenues or obtaining infusions of capital to fuel its plans, or that it can be successful in identifying or acquiring other operations.  The Company’s corporate overhead is relatively small by industry standards, and management believes that such expense could ultimately be covered if it were successful in these efforts.

Stock-Based Compensation

The Company accounts for stock options in accordance with FASB ASC 505, “Equity,” and FASB ASC 718, “Compensation—Stock Compensation.” Accordingly, stock compensation expense has been recognized in the statement of operations for the year ended December 31, 2014 based on the grant date fair value of the options.

Under ASC 718 and 505, the fair value of options is estimated at the date of grant using a Black-Scholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. Volatility is determined using historical stock prices over a period consistent with the expected term of the option.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS No. 123(R)") to account for stock-based compensation under ASC 718 and ASC 605, Compensation-Stock Compensation. The Codification requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date. An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense in 2014 and 2013.  ASC 718 requires cash flows resulting from tax deductions from the exercise of stock options in excess of recognized compensation cost (excess tax benefits) to be classified as financing cash flows. This requirement had no impact on our consolidated statement of cash flows in 2014 and 2013, as no options were exercised. During the years ended December 31, 2014 and 2013, respectively, the Company issued no stock awards to employees.

The Company did not issue any stock options in 2014 or 2013 and had no ratable charge for options or warrants in 2014.  However, in calculating its 2014 option and warrant expense, the Company relied upon the following parameters:

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

The fair values of options issued are being amortized over the respective vesting periods (primarily four years).  The amortized cost recognized for the years ended December 31, 2014 and 2013 were $0.00 and $26,002, respectively.  There is no future amortization of the fair value of options.

Stock Options

	2014		2013
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	90,000	$0.34	90,000	$0.34
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
Outstanding at end of year	90,000	$0.34	90,000	$0.34
Exercisable	90,000	$0.34	90,000	$0.34

Stock Warrants

The exercisable outstanding stock purchase warrants was 1,326,250 for the years ended December 31, 2014 and 2013, with a weighted average exercise price of $2.64.  The following summarizes the warrant activity in 2014 and 2013.

	2014		2013
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at beginning of the year	1,326,250	$2.64	1,326,250	$2.64
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
Expired	-	-	-	-
Warrants outstanding at end of year	1,326,250	2.64	1,326,250	2.64
Exercisable	1,326,250	$2.64	1,326,250	$2.64

Liquidity and Need for Additional Capital

Overall, our operations were not self-funding in 2013 as a result of the lack of operations prior to July, and the delays associated with starting income producing operations at the new Citrus Extracts, Inc. subsidiary from July and beyond, exacerbated by the delays of citrus products maturing and coming to markets for the beginning of 2014 citrus season and were not self-funding in 2014 as a result of a lack of revenues from new operations. The annual citrus seasons generally begin in October or November each year, but the season started late in 2013 and 2014 with supplies of citrus only becoming generally available in December. The Company ended 2013 with a negative net cash flow of about $188,000 resulting from about $213,000 used in operating activities and about $25,000 provided by financing activities.

In 2014 the Company ended the year with a negative cash flow of about $1,000 resulting from about $56,000 used in operating activities, about $60,000 used in investment activities, and about $114,000 provided by financing activities.

Through December 31, 2014, the Company had accrued compensation of $411,416 and cash advances to the Company of $35,365 owed to Mr. Steven Sample, the Company’s Chief Executive Officer, which remained unpaid as of that date. This deferred compensation represented amounts due to Mr. Sample beginning in early 2013, being pursuant to his Employment Agreement, and also to another employee of the Company.  This lengthy deferral of compensation reflected a continuing accommodation by Mr. Sample to assist the Company’s liquidity and cash management through those periods, as he had also done in prior years. The Company did not pay Mr. Sample in either preferred or common stock in 2014 or prior years, and does not currently anticipate doing so in the future.

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

In 2014 the Company was engaged in its plan of seeking to grow its revenues through increased manufacturing output and new marketing opportunities for its products, especially the organic products it anticipates producing in substantially greater quantities in the future.  The Company is also seeking to grow through the creation of new businesses or through acquisitions, mergers or business combinations.  To succeed in doing so, the Company will require additional capital.  There is no assurance the Company can be successful in raising that capital.

The Company initiated a private placement of its securities at the end of August 2013, but suspended the offering after a short period prior to accepting any subscriptions pending changes to the Company’s revised plans for operations and growth. The Company anticipates seeking additional capital through the sale of its equity securities possibly in 2015 or later, but no assurance can be made that it will be able to find willing buyers for such securities. Moreover, as the Company contemplates selling its securities by way of an exemption from registration, there can be no guarantees that the Company will be able to identify a satisfactory number of suitable buyers to whom the Company may legally offer such securities.  The Company would anticipate using the proceeds from any capital raise to bolster its new manufacturing operations, start new business operations, acquire new business operations, and/or seek a merger opportunity that could provide revenue streams to meet the Company’s expenses.  The Company has contracted for limited long-term obligations as of December 31, 2014 as set forth in the following table.

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-Term Debt Obligations	$375,608	$164,814	$210,794	$-	$-
Operating Lease Obligations*	35,346	31,746	-	-	-
Totals	$410,954	$196,560	$210,794	$-	$-

*  The Company’s Citrus Extracts subsidiary leases manufacturing and administrative space at its Ft. Pierce, Florida, location for $4,691 per month since July of 2013, and the Company has rented administrative space in Ocala on a month-to-month basis at about $600 per month in 2014 and 2013, which has been reflected above as if a lease on an annual basis for one future year.  The Fort Pierce State Farmers Market, an industrial park managed by the State of Florida, only extends renewable leases on a year-to-year basis, with the end of lease occurring in June.  Therefore, the table above reflects operating lease obligations of less than one year as the $28,146 for the six months remaining on the annual lease at the Company’s Citrus Extracts location in Fort Pierce, Florida, plus $3,600 for the rent of the Company’s facility in Ocala, Florida during the same period.

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

The Company formed a new subsidiary named Acacia Transport Services, Inc. (ATS), also operating out of the Fort Pierce, Florida facility, and acquired three over-the-road tandem-axle tractors, five tandem-axle aluminum end-dump trailers, and one 53 foot closed van trailer in conjunction with the signing of a new exclusive contract to receive raw citrus peel for use in its Citrus Extracts operations.  The primary purpose of ATS is the transporting the raw citrus peel materials to Citrus Extracts for its manufacturing processes, and secondarily to haul excess peel to farmers for their use as cattle feed.

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

Management, including our Chief Executive Officer who acts as our Chief Financial Officer, does not expect that our controls and procedures will prevent all errors and fraud, and our present efforts are oriented on improving the availability and thoroughness of information to management and to generate financial statements.  In designing and evaluating the controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.  Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2014.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, particularly our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)

During 2014 the Company did not make changes in its internal control.

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

Item 9B.  Other Information

On July 31, 2012, the Company sold its last remaining income-producing unit, Augusta Auto Auction prior to its current operations.  Those operations were first accounted for as discontinued in the Company’s Annual Report on Form 10-K for the year ending December 31, 2011.  Following the sale of those assets, the Company had no revenue-producing operations or corresponding operating revenues until July of 2013.

On July 10, 2013, the Company, through its wholly-owned Citrus Extracts, Inc. (“CEI”) subsidiary, acquired certain assets and assumed certain liabilities of Red Phoenix Extracts, Inc. of Fort Pierce, Florida. CEI had limited revenue producing operations in 2013 as it prepared for its new manufacturing start-up and awaited the beginning of the 2014 Florida citrus season, which was postponed by the delayed maturing of Florida’s citrus crop, such that full operations did not commence at the facility until late December 2013 / early January 2014.

On January 15, 2014, the Company formed Acacia Transport Services, Inc. (“ATS”) for the purposes of utilizing that corporation to house new subsidiary operations and to receive certain acquired assets.  On July 2, 2014, ATS executed an exclusive agreement with Lambeth Groves Juice Company in Vero Beach, Florida to obtain all the raw citrus peel resulting from its juice extraction operations beginning July 30, 2014, and concomitant with that same time the Company acquired several road tractors and trailers for use in transporting the raw citrus peel for use at the Company’s Citrus Extracts, Inc. manufacturing subsidiary and for disposing of excess peel to farmers.  ATS hauled its first loads of raw citrus peel from Lambeth Groves on August 7, 2014 and thereafter as it became available.

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

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

The directors and executive officers of the Company, and their respective ages, as of December 31, 2014, and positions held with the Company, were as follows:

Name	Age	Position
Steven L. Sample	67	Director, Chmn. of the Board, and Chief Executive Officer
Patricia Ann Arnold	58	Secretary
Danny R. Gibbs	57	Director
V. Weldon Hewitt	77	Director
Dr. David Sadler	66	Director*
Dan L. Rigdon	66	Director

Steven L. Sample, age 67, became a director and officer of the Company in August 2006 when he was named as a Director and Chief Executive Officer.  From January 2004 through December 2005, he served as Executive Director of Sales for ADESA Corporation, the second-largest automobile auctions conglomerate in North America, when he left ADESA to draft the business plan for his Acacia concept.  From January 2002 through December 2003, he was the General Sales Manager of ADESA’s Ocala, Florida Auto Auction where he was credited for a loss-to-profit turnaround of approximately $1.75 million in the first ten months 2002, followed by continuing profitability in ensuing years. From September 1990 through December 2001, he was employed by Mid-America Auto Auction, an Anglo-American Auto Auction (Anglo-American later being acquired by ADT and renamed ADT Automotive Auctions), which was generally acquired by Manheim Auctions in 2000, with Mr. Sample serving as General Sales Manager and in other strategic capacities.  Prior to that time, Mr. Sample managed a number of automotive dealerships in various capacities for the big three U.S. automakers and such notable imports as Lamborghini, Maserati, Volkswagen, AMG, and others.

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

Dan L. Rigdon, age 66. On September 1, 2013, Mr. Rigdon was appointed to the Company’s Board of Directors.  For the past 32 years Mr. Rigdon has served as Senior Pastor and most recently, Pastor Emeritus, in the Dallas Metroplex and has held numerous officer and director positions with a variety of organizations.  At the age of 24, Reverend Rigdon was elected Executive Vice President of Christian Life College in Stockton, California after which he was elected Director of Promotions and Publications for the Youth Division of the United Pentecostal Church International (“UPCI”).  Following that assignment, Reverend Rigdon was elected to the position of General Youth Secretary of UPCI, an organization of more than 9,800 ministers, ultimately being elected to General Youth President of that organization.  Following his tenure as General Youth President of UPCI, Reverend Rigdon was elected President of Christian Life College, Stockton, California.  Reverend Rigdon was also a major contributor in the envisioning and formation of "Compassion Services International", serving as a driving force in the development of its philosophy and scope of endeavor and served as Chairman of its first Board of Directors in the early 1980's. For the past six years Reverend Rigdon has served on the Board of Directors of Natural Citrus Products Corporation.

Danny R. Gibbs, age 57 was reappointed to the Board of Directors on September 1, 2013 after originally serving from October of 1984 through September 29, 2011.  Mr. Gibbs was the President of Gibbs Construction, Inc. (later becoming Acacia Automotive, Inc. and ultimately Acacia Diversified Holdings, Inc.) and a charter member of the Company's Board of Directors beginning with its formation in October of 1984 until April of 2000, and in February of 2007 Mr. Gibbs agreed to serve on Acacia's new board, where he served until September 29, 2011. The Company was most pleased to welcome Mr. Gibbs’ return to its Board of Directors as he brings decades of experience in the public domain.  From 2000 through 2003, Mr. Gibbs served as Senior Project Manager for TOC Companies in the Dallas, Texas area. From the beginning of 2004 through the present, he has served in a similar capacity with Dimensional Construction, Inc. Both companies were located in Garland, Texas where Mr. Gibbs resides with his family.

V. Weldon Hewitt, age 77 was reappointed to the Board of Directors on September 1, 2013 after originally serving from February 1, 2007 through September 29, 2011.  Mr. Hewitt has served as President and CEO of Hewitt Marketing since 1985, where he has been instrumental in establishing numerous OEM supplier contracts providing radios and other media devices and electronics, mobile cellular telephones, power-actuated equipment and accessories to many major vehicle manufacturers. Prior to that time, Mr. Hewitt founded and served as CEO of a manufacturing concern with annual sales of more than $20 Million in audio sound systems for the luxury car market. His extensive experience in providing a wide variety of products and services to the automotive industry spans more than four decades. Mr. Hewitt resides near Louisville, Kentucky with his family.

* Dr. David Sadler was age 65 at the time of his first appointment to the Company’s Board of Directors on September 1, 2013. Since 1987, Dr. Sadler had served as a Partner in a private practice of Cardiothoracic and Vascular Surgery in Longview, Texas.  Born, reared and educated in Texas, Dr. Sadler co-founded the Cardiovascular and Thoracic Surgery programs at two Longview, Texas hospitals where he practiced for the past twenty years.  He also co-founded Longview Thoracic and Cardiovascular Associates of Longview, Texas where he was a Managing Partner.  Dr. Sadler received his Bachelor of Science from Texas A&M University in 1970 and served his General and Vascular Surgery Residency along with his Cardiovascular and Thoracic Residency at Parkland Memorial Hospital in Dallas, Texas.  Dr. Sadler received his Doctor of Medicine degree from the University of Texas Southwestern Medical School in Dallas, Texas in 1974.  In an 8-K dated June 13, 2014 the Company sadly announced the untimely passing on June 2, 2014 of Dr. Sadler from natural causes. At the time of his passing, Dr. Sadler also served as the Chairman of the Board of Directors of Natural Citrus Products Corporation and was a Managing Member of Alarma Patents, LLC.

Committees of the Board of Directors

On March 7, 2014, the Company appointed various directors to committees and the chairs thereof as follows: V. Weldon Hewitt, Danny R. Gibbs and Dan Rigdon were duly appointed to serve as the members of the Corporation’s Compensation Committee with V. Weldon Hewitt being named the Chairman of said Committee; Danny R. Gibbs, Dr. David Sadler, and Steven L. Sample were duly appointed to serve as the members of the Corporation’s Primary Committee as designated in the Corporation’s Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan, with Danny R. Gibbs designated as the Plan Administrator and Chairman of such Committee; Dan Rigdon, Danny R. Gibbs, and Dr. David Sadler were duly appointed to serve as the members of the Corporation’s Audit Committee with Dr. Sadler being designated as the Committee’s Chairman and designated as its Financial Expert; and, Dan Rigdon, V. Weldon Hewitt, and Steven L. Sample were duly appointed to serve as the members of the Corporation’s Nominating Committee, with Dan Rigdon being named the Chairman of said Committee.

As a result of the untimely passing of Director David Sadler on June 2, 2014 as reported in an 8-K dated June 13, 2014, and as a further result of the fact that Dr. Sadler was a member of the Company’s Audit Committee and its Chairman and Financial Expert, we consider that committee to be incomplete and ineffective and as such we do not currently have an audit committee.  Therefore, shareholders will have to rely on the entire board of directors to perform these functions until a full Audit Committee and chairman is empowered to sit.

Further to Dr. Sadler’s passing, the Company considers the loss of his sitting on the Primary Committee for administration of its 2012 Stock Incentive Plan to have rendered that committee incomplete and ineffective, and as such we do not currently have a Primary Committee for administration of our 2012 Stock Incentive Plan. Therefore, shareholders will also have to rely on the entire board of directors to perform these functions until a full committee is empowered to sit.

Three members of the board of directors are considered to be independent directors, but the fourth, its Chairman, is an officer and is not considered to be independent.  Thus, there is a potential conflict in that the board member who is also part of management will participate in discussions concerning issues that may affect management decisions.

Code of Ethics

Given that the Company has had only limited operating history, the Company has not adopted a Code of Ethics for the principal executive officer, principal financial officer, or principal accounting officer.

Section 16(a) Beneficial Ownership Reporting Compliance.

There were no common stock options or warrants awarded in 2014 or 2013.

Item 11.  Executive Compensation

The following table sets forth certain information concerning the compensation earned during the years ended December 31, 2014 and 2013 by the Company's Chief Executive Officer, for whom disclosure is required:

SUMMARY COMPENSATION TABLE

		Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Total
Steven Sample, CEO (1)	2014	$185,000	$66,100	$251,100
Steven Sample, CEO (1)	2013	$185,000	15,000	$200,000

(1)  Mr. Sample became CEO of the Company in 2006 and has continued to serve in that capacity without interruption. The Company provided automobiles, or allowances in lieu thereof, to Mr. Sample in 2014 and 2013, the value of which was less than $10,000 per year.

To again assist with the Company’s liquidity, Mr. Sample agreed to defer portions of his salary and employment bonus compensation in 2014 and 2013 pending an outcome that would provide sufficient capital to the Company such that it could settle past due compensation obligations. At December 31, 2014, the Company owed Mr. Sample compensation of $411,416 accrued since April of 2013, including $25,000 from 2012, $135,316 from 2013, and $251,100 from 2014 which remains unpaid. In addition, Mr. Sample agreed to defer certain bonus compensation until future years. The Company has not paid any compensation to Mr. Sample in the form of common or preferred stock, and there is currently no plan to do so.

Option Tables

The following table sets forth certain information concerning grants of options to purchase shares of common stock of the Company made during the last completed fiscal year to the executive officers named in the Summary Compensation Table.

EXECUTIVE STOCK OPTION GRANTS
(YEAR ENDED DECEMBER 31, 2014)

	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options Unexercisable	Weighted Average Per Share Exercise Price	Expiration Dates
None	-	-	-	-

No new options were issued in 2014.

The following table sets forth certain information concerning grants of options to purchase shares of common stock of the Company made prior to the last completed fiscal year to the executive officers named in the Summary Compensation Table.

EXECUTIVE STOCK OPTION GRANTS
(YEARS ENDED DECEMBER 31, 2013 AND EARLIER)

	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options Unexercisable	Weighted Average Per Share Exercise Price	Expiration Dates
Steven L. Sample (1)	950,000	-	3.00	12/30/2016

Patricia Arnold	10,000	-	0.01	2/1/2017

(1)  950,000 common stock purchase warrants issued in 2010 for conversion of preferred stock in 2007 and considered to have expired in 2010, but a like amount issued in that same year, and not issued as compensation.

No new options have been issued since 2010.

Director Compensation

Since February 1, 2007, directors of the Company have served without compensation except under the Acacia Automotive, Inc. 2007 Stock Incentive Plan adopted on that same date for which each non-employee director of the Company was granted an option to acquire an initial 10,000 shares of common stock upon his appointment or election to the board, and 15,000 additional options were granted upon election to a full term and annually thereafter.  On December 30, 2010, the Company’s Board of Directors suspended the issuance of options as compensation to its directors effective January 1, 2011, and as such issued no options as director compensation from that time through December 31, 2014.  In July 2012, the shareholders of the Company ratified the renaming of the Stock Incentive Plan to the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan, and extended of the term thereof.  On October 28, 2013, the Company’s Board of Directors voted to resume the issuance of common stock options to directors as compensation effective January 1, 2014, but took no action in that year to issue any options. As such, the Company did not issue any common stock purchase options in 2014 and 2013. No new options have been issued under either Plan for any reason since 2010.

The following table sets forth certain information regarding the equity compensation for directors for the fiscal years ended December 31, 2014 and 2013:

Dollar Amount Recognized for Financial Reporting Purposes
	2014	2013
Steven L. Sample (1)	$-	$-
Danny Gibbs (2)	-	-
James C. Hunter, MD (3)	-	-
V. Weldon Hewitt (4)	-	-
Frank Lawrence (5)	-	-
David Sadler, MD (6)*	-	-
Dan L. Rigdon (7)	-	-
Total	$-	$-

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
(7)  Appointed to the Company’s Board of Directors on September 1, 2013.

Benefit Plans

As a part of the changes resulting in the emergence of Acacia Automotive, Inc. from the former Gibbs Construction, Inc. in 2007, all stock option plans and warrants existing prior to the change of name and change of control to Acacia’s management in 2007 were canceled.  At the board of directors meeting held on February 1, 2007, the Company adopted a new stock incentive plan.  Awards of options made after that date were in congruence with the Acacia Automotive, Inc. 2007 Stock Incentive Plan.  On July 26, 2012, a majority of the shareholders representing more than 67% of the votes of the Company voted to extend the Company’s stock incentive plan and rename it the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan. The Company provided health, disability, and life insurance plans for its employees until July 31, 2012, and provides certain additional benefits to its CEO as are consistent for persons serving in that capacity and as are set forth in his employment agreement. The Company is reviewing the potentials related to adding benefits for employees of its Citrus Extracts subsidiary, and anticipates making that determination in 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 31, 2014, the ownership of common stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the Company's common stock, (ii) each director of the Company, and (iii) all directors and officers as a group.  Except as otherwise indicated, each stockholder identified in the table possesses sole dispositive voting and investment power with respect to its or his shares.

Shares Owned
Name and Address of	Number of
Beneficial Owner	Shares	Percent
Steven L. Sample (1)	5,510,369	43.27%
Patricia Ann Arnold (2)	55,000	0.43%
Dr. David Sadler (3)	-	-
V. Weldon Hewitt	110,000	0.86%
Dan L. Rigdon	12,500	0.10%
Danny R. Gibbs	117,500	0.92%
Gwendolyn Sample (4)	937,000	7.36%
All directors and officers as a group (six persons)	5,805,369	45.58%

(1)  Excludes 950,000 warrants held by Mr. Sample issued in exchange for converting all his shares of the Company’s preferred stock to common stock in 2010, and not for compensation.  Those warrants were considered to have expired in 2010 at which time they were re-issued at an average exercise price of $3.00 per share..  Mr. Sample disclaims any beneficial ownership of any securities owned by others, and disclaims any beneficial ownership by others of any securities he owns.

(2)  Excludes options to purchase 10,000 shares of common stock at a weighted average exercise price of $0.01 per share.

(3)  Excludes all shares held directly or in blind trusts or accounts not directly controlled by the shareholder. In events disclosed in an 8-K dated June 13, 2014 the Company sadly announced the untimely passing on June 2, 2014 of Dr. Sadler from natural causes.

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

Change of Control

None.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

In 2006 the board of directors named Gwendolyn Sample as the Company’s assistant secretary and on February 1, 2007, granted her an option to acquire 5,000 shares of Common stock for $0.01 per share.  On November 6, 2009, the Company granted her options to purchase 20,000 shares for $0.10 per share, and on December 23, 2010, she was awarded options to acquire 10,000 additional shares at $0.60 per share.  Ms. Sample is the spouse of Steven L. Sample.  In addition, the board of directors awarded L. Palmer Sample, an IT and MIS professional, 10,000 shares of restricted common stock for work performed in installing and maintaining the company’s computer network system as well as creating, hosting, and maintaining the Company’s e-mail system and Internet web site. On November 2, 2007, he was awarded 10,000 options to purchase common stock for $0.80 per share, on November 6, 2009, was granted options to purchase 5,000 shares of common stock for $0.10 per share, and on December 23, 2010 was awarded 10,000 options to purchase Common stock at $0.60 per share.  In 2013, Palmer Sample also installed a new computer server for financial and accounting uses for the Company in Ocala, Florida, and performs services maintaining those systems. Palmer is the son of Steven L. Sample and Gwendolyn G. Sample.  Mr. Sample’s spouse and his son disclaim any beneficial ownership by Mr. Sample of any securities they own, and they disclaim any beneficial ownership of any securities he owns.

Mr. Sample became CEO of the Company in 2006.  On many occasions since that time he has personally borrowed funds for the benefit of and use by the Company, and has pledged his own assets in personally guaranteeing various lines of credit, loans, notes, and obligations for the Company. In addition to those actions geared to the direct benefit of the Company and its liquidity, he has also borrowed on his own accounts to mitigate extended periods when the Company has deferred payment of his salary and expenses as a means to help the Company conserve cash and maintain liquidity.  Mr. Sample disclaims any beneficial ownership of any securities owned by others, and disclaims any beneficial ownership by others of any securities he owns.

Director Independence

We believe that, in accordance with the Company Guide of the American Stock Exchange, that Messrs. Gibbs, and Rigdon are independent directors, those two individuals being a majority of our current Board of Directors. As an employee-officer and director of the Company, Mr. Sample is not considered to be independent.  However, as of December 31, 2014, the Company did not have an independent Audit Committee, Compensation Committee, or Nominating Committee by virtue of the fact that its independent board members were only appointed in September of that year and committees and chairs had not yet been appointed.

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

The Company has no other full-time corporate  officer except for its President and CEO, who devotes the majority of his business time and efforts to the management and direction of the Company and its subsidiaries.  The President and CEO of the Company also serves as a director of the Company as well as having served as an officer and director of the Company’s subsidiary corporations.  Service in those capacities with the subsidiaries is not considered to constitute a conflict of interest on the part of employees, managers, or directors.  The Company’s President and CEO continues to serve in those capacities as of December 31, 2014. As such, there is not now, nor has there previously been considered to be, any material conflict of interest on his part.  However, the CEO of the Company may reasonably be expected to have or gain other affiliations, associations, or ownership interests in other entities which could under certain conditions be considered to be conflicts of interest.

Any investment in the Company will not carry with it the right to invest in any other property or venture of the CEO or other officers, employees, and directors of the Company.

Item 14.  Principle Accountant Fees and Services

The following is a summary of the aggregate fees billed to us for fiscal 2014 by KWCO, PC:

Audit Fees

Fees for audit services totaled $20,514 in 2014 and $121,314 in 2013, including fees for professional services for the audit of our annual financial statements and for the reviews of the financial statements included in each of our quarterly reports on Form 10-Q or reports on Form 8-K. The Company also paid $16,381 in 2013 for tax preparation.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Acacia Diversified Holdings, Inc.
Ocala, Florida

 We have audited the accompanying consolidated balance sheets of Acacia Diversified Holdings, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acacia Diversified Holdings, Inc. as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10 to the consolidated financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 10.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KWCO, PC

KWCO, PC
Odessa, Texas
May 20, 2015

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013

	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$-	$1,452
Accounts receivable	212,786	89,918
Employee accounts receivable	-	939
Prepaid expenses	24,613	-
Inventory, stated at lower of average cost or market	67,646	-
Total Current Assets	305,045	92,309

Property and Equipment, net of accumulated depreciation of $181,078 and $81,414 in 2014 and 2013, respectively	686,728	685,274
Other assets	12,341	7,341
Total Assets	$1,004,114	$784,924

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Cash overdraft	$3,466	$3,405
Accounts payable	170,282	253,082
Accrued liabilities	532,775	217,271
Shareholder payable	35,365	102,677
Note payable, current portion	167,996	102,661
Total Current Liabilities	909,884	679,096
Noncurrent Liabilities
Related party payables, subsidiary acquisition	244,105	361,291
Notes payable, less current portion	207,612	149,971
Total Liabilities	1,361,601	1,190,358
Commitments and contingencies	-	-

Stockholders’ (Deficit)
Common stock, $0.001 par value, 150,000,000 shares authorized; 12,735,406 and 12,496,809 shares issued and outstanding in 2014 and 2013, respectively	12,735	12,497
Additional paid-in capital	11,975,724	11,776,365
Retained deficit	(12,345,946)	(12,194,296)
Total Stockholders’ (Deficit)	(357,487)	(405,434)
Total Liabilities & Stockholders’ (Deficit)	$1,004,114	$784,924

The accompanying notes are an integral part of these consolidated financial statements.

 ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Revenues	$1,412,998	$147,878
Cost of revenues, including depreciation of $91,409 and $41,673, respectively	(826,286)	(232,132)
Gross profit (loss)	586,712	(84,254)

Costs and expenses
Employee compensation	451,348	263,126
General and administrative	289,391	309,670
Depreciation	8,411	11,091
Total costs and expenses	749,150	583,887

Operating income (loss) before other income (expense) and income taxes	(162,438)	(668,141)

Other income (expense)
Gain on sale of assets	41,323	-
Other income	-	10,035
Interest (expense)	(30,535)	(25,202)

Total other income (expense)	10,788	(15,167)
Loss before income taxes	(151,650)	(683,308)
Income taxes	-	-
Net income (loss)	(151,650)	(683,308)

Basic and diluted loss per share
Loss per share	$(0.01)	$(0.06)
Weighted average number of common shares outstanding	12,638,577	12,004,281

The accompanying notes are an integral part of these consolidated financial statements.

 ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock		Additional Paid-in	Retained
	Shares	Par Value	Capital	Deficit	Total
Balance December 31, 2012	11,562,524	$11,562	$11,553,491	$(11,510,988)	$54,065

Stock options and warrants issued for compensation	-	-	2,831	-	2,831
Stock issued for compensation and services	34,285	35	23,136	-	23,136
Stock issued for payment of expenses and equipment	900,000	900	196,907	-	197,807
Net Loss	-	-	-	(683,308)	(683,308)

Balance December 31, 2013	12,496,809	$12,497	$11,776,365	$(12,194,296)	$(405,434)

Stock issued to settle subsidiary debt	108,597	108	108,489	-	108,597

Stock issued for consulting services	130,000	130	90,870	-	91,000
Net Loss				(151,650)	(151,650)

Balance December 31, 2014	12,735,406	$12,735	$11,975,724	$(12,345,946)	$(357,487)

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
Cash flows from operating activities
Net (loss)	$(151,650)	$(683,308)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	99,819	52,765
Common stock, stock options, and stock warrants issued for services and compensation	91,000	26,002
(Gain) on sale of assets	(41,323)	-
Changes in operating assets and liabilities
Accounts receivable	(122,868)	(82,418)
Employee accounts receivable	939	(939)
Deposits and prepaid expenses	(29,613)	1,766
Inventory	(67,646)	-
Accounts payable	(82,800)	206,114
Accrued liabilities	315,504	168,227
Shareholder payable	(67,312)	98,407
Net cash flow (used in) operating activities	(55,950)	(213,384)
Cash flows provided by (used in) investing activities
Proceeds from sale of assets	47,984	-
Purchase of equipment/leasehold improvements	(107,935)	-
Net cash flow provided by (used in) investing activities	(59,951)	-
Cash flows from financing activities
Cash overdrafts	61	3,405
Net note borrowings/payments	122,977	(36,493)
Capital lease payments	-	(9,234)
Related party payable	(8,589)	67,898
Net cash flow provided by financing activities	114,449	25,576
Net increase (decrease) in cash and cash equivalents	(1,452)	(187,808)
Cash, beginning of year	1,452	189,260
Cash, end of year	$-	$1,452

Supplemental disclosure of cash flow information
Cash paid during period for:
Interest	$30,535	$25,216
Income tax	$-	$-

	2014	2013
Non-cash investing and financing activities
Utility deposit	$-	$(5,000)
Property and equipment	-	(712,300)
Related party payable	(108,597)	293,393
Notes payable	-	226,100
Common stock	108	900
Additional paid-in capital	108,489	196,907
	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 1 - THE COMPANY

Acacia Diversified Holdings, Inc., a Texas corporation (“Acacia” or the “Company”), on July 10, 2013 acquired assets that are utilized in the manufacture of citrus peel byproducts.  The Company began manufacturing operations in December of 2013 in Fort Pierce, Florida.

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

CONSOLIDATION – The Company has two wholly-owned subsidiaries, Citrus Extracts, Inc. (CEI) and Acacia Transport Services, Inc. (ATS).  All significant intercompany accounts and transactions are eliminated in consolidation.

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

INVENTORIES – Inventories are stated at the lower of cost or market.  Cost is determined using the average cost method. All inventories reported by the Company are finished goods inventories. We segregate inventories into our two discernible product lines of organic and non-organic products.

Inventories at December 31 consisted of the following:

	2014	2013
Organic Inventories	$34,761	$-
Non- Organic Inventories	32,885	-
	$67,646	$-

REVENUE RECOGNITION – Revenue is recognized on the sale of products when they are delivered to the customers.

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE – Allowance for uncollectible accounts receivable is estimated based on the aging of the accounts receivable and management estimate of uncollectible amounts.  For the years ended December 31, 2014 and 2013 there were no bad debts.

EQUIPMENT AND VEHICLES – Equipment and vehicles are stated at cost less accumulated depreciation.  Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives, which are generally three to fifteen years.  Depreciation expense for the years ended December 31, 2014 and 2013 totaled $99,819 and $52,765, respectively.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company has maintained cash balances at financial institutions which have at times exceed federally insured amounts. The Company has not experienced any material losses in such accounts.

The carrying amounts of cash and cash equivalents, accounts receivable, deposits, prepaid expenses, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. Accounts payable in 2014 included amounts due to vendors and service providers that were assumed by the Company’s Citrus Extracts subsidiary under the terms of the asset purchase agreement of July 2013 in which it acquired certain assets and liabilities of Red Phoenix Extracts.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the options at December 31, 2014 and 2013, was as follows:

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Year Ended December 31, 2014
2014 Stock Options	$-	$-	$-	$-
Year Ended December 31, 2013
2013 Stock Options	$-	$2,831	$-	$2,831

Options were valued using the Black-Scholes model.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

RECLASSIFICATIONS – Certain reclassifications have been made to previously reported amounts, so that the prior year’s presentation is comparative with the current year’s presentation.

COMPENSATED ABSENCES - The Company has not accrued a liability in accordance with FAS 43 (ASC 710), as the amount of the liability cannot be reasonably estimated at December 31, 2014 and 2013.

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

ADVERTISING COSTS - Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2014 and 2013 amounted to $1,244 and $10,014, respectively.

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

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

STOCK BASED COMPENSATION - The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS No. 123(R)") to account for stock-based compensation under ASC 718 and ASC 605, Compensation-Stock Compensation. The Codification requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date. An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense in 2014 and 2013.  ASC 718 requires cash flows resulting from tax deductions from the exercise of stock options in excess of recognized compensation cost (excess tax benefits) to be classified as financing cash flows. This requirement had no impact on our consolidated statement of cash flows in 2014 and 2013, as no options were exercised. During the years ended December 31, 2014 and 2013, respectively, the Company issued no stock awards to employees and issued no stock options or warrants in 2014 or 2013.

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

The fair values of options issued are being amortized over the respective vesting periods (primarily four years).  The amortized cost recognized for the year ended December 31, 2013 was $2,831.  There is no future amortization of the fair value of options.

Stock Options

	2014		2013
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	90,000	$0.34	90,000	$0.34
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
Outstanding at end of year	90,000	$0.34	90,000	0.34
Exercisable	90,000	$0.34	90,000	$0.34

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Stock Warrants

The outstanding exercisable stock purchase warrants was 1,326,250 for the years ended December 31, 2014 and 2013, with a weighted average exercise price of $2.64.  The following summarizes the warrant activity in 2014 and 2013.

	2014		2013
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	1,326,250	$2.64	1,356,250	$2.64
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
Expired	-	-	-	-
Outstanding at end of year	1,326,250	2.64	1,326,250	2.64
Exercisable	1,326,250	$2.64	1,326,250	$2.64

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

NOTE 3 - RELATED PARTY TRANSACTIONS

From 2007 through the end of its fiscal 2010, the Company granted 10,000 common share stock purchase options to each of its outside directors upon their appointment in accordance to the Acacia Automotive, Inc. 2007 Stock Incentive Plan. Additionally, 15,000 common share purchase options were granted to each eligible director for each year of elected annual service to the Company, as well as other options for services on committees of the board of directors or for acting as chairs thereof.   On December 30, 2010, the Company’s board of directors voted to temporarily suspend director compensation, including the issuance of common stock purchase options, to its members effective January 1, 2011.  That suspension of director compensation has not yet been terminated.  As such, the Company did not issue any common stock purchase options in 2014 and 2013.

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

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 4 - EQUIPMENT AND VEHICLES - (Continued)

Additions and expenditures for improving or rebuilding existing assets that extend the useful life are capitalized. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the shorter of their economic lives or the lease term including any renewals that are reasonably assured. Property and equipment consisted of the following at December 31, 2014 and 2013:

	2014	2013
Vehicles	$98,309	$10,500
Computer equipment	37,463	37,463
Furniture & fixtures	10,286	6,251
Other equipment & software	721,748	712,474
Total property and equipment	867,806	766,688
Less accumulated depreciation	(181,078)	(81,414)
Net property and equipment	$686,728	$685,274

Equipment and vehicles acquired by capitalized leases and included in the above summary are set forth as follows at December 31, 2014 and 2013:

	2014	2013
Asset Cost	$37,463	$37,463
Accumulated Depreciation	(34,188)	(28,007)
	$3,275	$9,456

NOTE 5 – INCOME TAXES

As of December 31, 2014 and 2013 the Company had net operating loss carryforwards of approximately $12,939,000 and $12,833,000 respectively, which will expire beginning in 2017.  A valuation allowance has been provided for the deferred tax asset as it is uncertain whether the Company will have future taxable income. A reconciliation of the benefit for income taxes with amounts determined by applying the statutory federal income rate of (34%) to the loss before income taxes is as follows:

	2014	2013
Net Operating (Loss)	$(151,650)	$(683,308)
Benefit (expense) for income taxes computed using the statutory rate of 34%	51,561	232,325
Non-deductible expense	(35,360)	(3,576)
Change in valuation allowance	(16,201)	(228,749)
Provision for income taxes	$-	$-

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 5 – INCOME TAXES - (Continued)

Significant components of the Company's deferred tax liabilities and assets at December 31, 2014 and 2013 are as follows:

	2014	2013
Tax operating loss carryforwards	$4,399,291	$4,363,329
Total deferred tax assets	4,399,291	4,363,329
Deferred tax liabilities
Depreciation	(44,654)	(24,893)

Total deferred tax liabilities	(44,654)	(24,893)
Net deferred tax assets	4,354,637	4,338,436
Valuation allowance	(4,354,637)	(4,338,436)
	$-	$-

As of December 31, 2014 open Federal income tax years subject to examination include the tax years ended December 31, 2013 through 2011.

At December 31, 2014, net operating loss (“NOL”) carryforwards expiring through 2034 were as follows

Expiring December 31,	Amount of NOL Expiring
2016	$3,459,000
2019	6,166,000
2026	408,000
2027	693,000
2028	771,000
2029	197,000
2030	32,000
2031	415,000
2033	692,000
2034	106,000
$12,939,000

NOTE 6 - STOCKHOLDERS’ EQUITY

Warrants and Options

The Company did not issue any common stock purchase warrants or common stock purchase options in 2014 or 2013.

Common Stock

In 2014 the Company issued 238,597 new restricted shares of its Common stock, and issued 934,285 new shares of its restricted Common stock in 2013. Of those shares issued in 2014, 108,597 shares were issued in cancellation of debt, 20,000 shares were issued for services related to the company’s computer servers and websites, 5,000 shares were issued for legal services, and 105,000 shares were issued to others for miscellaneous services.  Of those shares issued in 2013, 900,000 shares were issued in exchange for assets, 20,000 shares were issued to the Company’s securities attorney for services, and 14,285 shares were issued for services related to website and logo design.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013
NOTE 7 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2014 and 2013:

	2014	2013
Accrued payroll and benefits	$479,006	$196,406
Accrued expenses - other	53,769	20,865
	$532,775	$217,271

NOTE 8 - OPERATING LEASES

In July of 2013, commensurate with the acquisition of assets, the Company, through its subsidiary, began leasing a facility of approximately 14,525 square feet consisting of two adjoining building units located at 3495 S. U.S. Hwy.1, Bldgs. 12-E and 12-W, Fort Pierce, FL 34982.  The Company pays a combined $4,691 per month for the two leased units to the Fort Pierce State Farmer’s Market in Fort Pierce, Florida.  The Farmers Market is owned and operated by the State of Florida, and the leases are subject to additional 1-year lease renewals, that being the maximum allowed by the Florida authority operating the facility.  The current leases for Buildings 12-W and 12-E became effective February 1 and March 1, 2014, respectively, and will expire on June 30, 2015.  The Company leases an apartment in Fort Pierce for $950 per month and that lease expires February 15, 2015.

The Company also rents administrative space in Ocala, Florida on a month-to-month basis at $600 per month, and can cancel that obligation at any time.

Rent expense for the years ended December 31, 2014 and 2013 were $78,968 and $29,804, respectively.

NOTE 9 - NOTES PAYABLE

The Notes Payable are as follows at December 31, 2014 and 2013:

	2014	2013
Note Payable to an individual, maturity date November 5, 2014	$50,025	$50,025
5.5% Note Payable to a financial institution, payable in monthly installments of $5,258 including interest, matures June 15, 2017	149,971	202,607
7.75% Note Payable to a family group, maturity date August 1, 2017	26,336	-
7.75% Note Payable to an individual’s IRA, maturity date August 1, 2017	149,276	-
	375,608	252,632
Current portion	(167,996)	(102,661)
	$207,612	$149,971

The future payments of notes payable as of December 31, 2014 are as follows:

Amortization
Year Ended December 31,
2015	$167,996
2016	131,027
2017	76,585
$375,608

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 9 - NOTES PAYABLE (Continued)

The note payable to an individual is due to the mother of the major shareholder of the Company, and a monthly fee of $721 is being paid on this note.

The 5.5% note payable is secured by substantially all assets of the Company’s Citrus subsidiary and the U.S. Small Business Administration’s guaranty.

The 7.75% note payable to an unrelated family group, payable in monthly installments of $940 including interest, matures on August 1, 2017.

The 7.75% note payable to an unrelated individual’s IRA, payable in monthly installments of $5,327 including, matures on August 1, 2017.

NOTE 10 - GOING CONCERN

As of December 31, 2014, the Company had only limited liquid assets and limited revenues from its new Citrus Extracts, Inc. subsidiary. As such, and without substantially increasing revenue or finding new sources of capital, the Company will find it difficult to continue to meet its obligations as they come due.  The Company has been successful in establishing high production levels with its organic and non-organic food grade ingredient citrus products, but has been slower to fully develop a market for its more valuable organic products.  There is a lag period between identifying potential customers for the Company’s products and actual sale and delivery of those products. Buyers of these products must be identified, contacted, provided with samples for testing, provided with product certifications, and allowed to then see if their clients find a need for our products.  If so, then the client may require milling of the products info various sizes, special packaging to their specifications, and allowing time for shipping of the products to their locations.  Those processes are often lengthy and drawn out, particularly when relating to the food industry.  While the Company’s Citrus Extracts subsidiary has sold considerable quantities of its organic and non-organic products, it is anticipated that it may take as long as a year or more to develop selling channels sufficient to insure the sale of its entire annual production of its food grade ingredient products.

As a result, any current inability by the Company to sell and deliver all its finished product inventories without lengthy holding periods will only serve to exacerbate cash flow concerns until the sales pipeline fills. While the inventory supplies, if sold, are quite sufficient to meet the Company’s liquidity needs on a consolidated basis, these factors raise some doubt as to the ability of the Company to continue as a going concern.  Management’s immediate plans to increase liquidity include increasing production, which began at the beginning of 2014, selling all its inventories of products in a reasonable time frame following production, attempting to start new businesses or to find additional operational businesses to buy, and possibly attempting to raise funds from the public through a stock offering. Management intends to make every effort to identify and develop all these sources of funds, but there can be no assurance that Management’s plans will be successful.

NOTE 11 - SUBSEQUENT EVENTS

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