Form 10-Q
period 2015-03-31
Acacia Diversified Holdings, Inc.
filed 2015-05-20
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☐    No  ☐    Not applicable  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2015:  12,735,406.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2015 (Unaudited)	December 31, 2014 (Audited)
ASSETS
Current Assets
Cash	$2,230	$-
Accounts receivable	134,034	212,786
Employee accounts receivable	25	-
Prepaid expenses	16,090	24,613
Inventory, stated at lower of average cost or market	130,064	67,646
Total Current Assets	282,443	305,045

Property and Equipment, net of accumulated depreciation of $208,088 and $181,078 in 2015 and 2014, respectively	661,218	686,728
Other assets	12,341	12,341
Total Assets	$956,002	$1,004,114

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
Cash overdraft	$11,254	$3,466
Accounts payable	92,384	170,282
Accrued liabilities	590,118	532,775
Shareholder payable	-	35,365
Note payable, current portion	181,445	167,996
Total Current Liabilities	875,201	909,884
Noncurrent Liabilities
Related party payables, subsidiary acquisition	246,201	244,105
Notes payable, less current portion	179,805	207,612
Total Liabilities	1,301,207	1,361,601
Commitments and contingencies	-	-

Stockholders’ (Deficit)
Common stock, $0.001 par value, 150,000,000 shares authorized; 12,735,406 shares issued and outstanding in 2015 and 2014, respectively	12,735	12,735
Additional paid-in capital	11,975,724	11,975,724
Retained deficit	(12,333,664)	(12,345,946)
Total Stockholders’ (Deficit)	(345,205)	(357,487)
Total Liabilities & Stockholders’ (Deficit)	$956,002	$1,004,114

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)

	2015	2014

Revenues
Citrus Extracts	$204,860	$294,535
Acacia Transport Services	69,236	-
Total Revenues	274,096	294,535
Cost of revenues, including $25,416 and $20,354 of depreciation for 2015 and 2014, respectively	(105,811)	(115,143)
Gross profit	168,285	179,392
Costs and expenses
Employee compensation	102,616	103,034
General and administrative	44,689	135,163
Depreciation and amortization	1,594	2,247
Total costs and expenses	148,899	240,444
Operating income (loss) before other income (expense) and income taxes	$19,386	$(61,052)
Other income (expense)
Other income	-	-
Interest expense	(7,104)	(5,385)
Total other income (expense)	(7,104)	(5,385)
Income (loss) before income taxes	12,282	(66,437)
Income taxes	-	-
Net profit (loss)	$12,282	$(66,437)
Basic and diluted loss per share
Profit (loss) per share	$0.00	$(0.01)
Weighted average number of common shares outstanding	12,735,406	12,529,309

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)

	2015	2014

Net income (loss)	$12,282	$(66,437)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	27,010	22,601
Common stock, stock options, and warrants issued for services and compensation	-	91,000
Changes in operating assets and liabilities
Accounts receivable	78,752	11,643
Employee accounts receivable	(25)	82
Deferred revenue	-	125,000
Prepaid expenses	8,523	(1,250)
Inventory	(62,418)	(127,684)
Accounts payable	(77,898)	(91,208)
Accrued liabilities	57,343	100,639
Shareholder payable	(35,365)	(36,545)
Net cash flows provided by (used in) operating activities	8,204	27,841
Cash flows provided by (used in) investing activities
Proceeds from sale of assets	-	-
Purchase of property and equipment	(1,500)	(1,007)
Net cash flows provided by (used in) from investing activities	(1,500)	(1,007)
Cash flows provided by (used in) from financing activities
Cash overdrafts	7,788	(3,405)
Net note borrowings/payments	(14,358)	(12,890)
Related party payable	2,096	-
Net cash flows provided by (used in) by financing activities	(4,474)	(16,295)
Net increase (decrease) in cash and cash equivalents	2,230	10,539
Cash, beginning of period	-	1,452
Cash, end of period	$2,230	$11,991

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$7,104	$5,385
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

THE COMPANY - Acacia Diversified Holdings, Inc. (“Acacia” or the “Company”) by and through its wholly-owned subsidiary, Citrus Extracts, Inc. (“CEI”) is an entity primarily engaged in the citrus byproducts manufacturing industry.

On July 10, 2013 the Company, by and through its new, wholly-owned Citrus Extracts, Inc. subsidiary, acquired certain assets and assumed liabilities related to those assets from Red Phoenix Extracts, Inc., (“RPE” or the “Seller”) located in Fort Pierce, Florida. The Company commenced revenue-producing operations on July 10, 2013. CEI was formed primarily for the purpose of manufacturing food grade ingredient products derived from raw citrus peel generated from juice manufacturing plants in the process of making citrus juice from fresh, whole fruit.

On January 15, 2014 formed Acacia Transport Services, Inc. (“ATS”) as a wholly-owned subsidiary, but activity did not begin until July of that year when it acquired several tandem-axle road tractors and dump trailers and other assets necessary to operate its transport business.  ATS was formed for the primary purpose of providing transportation and a continuous source of raw citrus peel materials for Citrus Extracts, Inc.’s manufacturing plant, and for the secondary purpose of generating transport revenues in hauling excess raw citrus peel materials to local farmers for use as feed for livestock.  On July 2, 2014, that subsidiary entered into an Agreement for Citrus Peel Hauling Services with Lambeth Groves Juice Company, a juice extraction company located in Vero Beach, Florida, some 20 miles from Citrus Extracts, Inc.  That contract called for Acacia Transport to assume all responsibilities for hauling the raw, remediated citrus peel products from Lambeth Groves by July 30, 2014, and actual transport operations from Lambeth Groves commenced in early August 2014.

On March 1, 2014 the Company began performing milling operations using the trade name Acacia Milling Services at the Fort Pierce location for its Citrus Extracts subsidiary. Milling is the term applied to grinding or refining the finished citrus ingredient products rendered by Citrus Extracts into smaller, finer particles.  These services vary from simple sifting operations that separate the various sizes of materials to creating specific cuts from the original material, such as “tea bag cut” size, granulated materials of various sizes, or “powders” of various mesh sizes.  Generally the greater the mesh size (finer, smaller, particle size) requested by the customer, the higher the milling charges per pound.  The Company does not currently maintain separate accounting functions for its new milling operations, but intends to further segregate those milling operations sometime in 2015 and to implement a new system of segregated financial reporting for those operations. The Company also intends to expand its offerings of those milling services to outside parties for the generation of additional revenues in the future.

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

CONSOLIDATION – At March 31, 2015 Citrus Extracts, Inc. and Acacia Transport Services, Inc. were the only operating subsidiaries of the Company and all significant intercompany accounts and transactions are eliminated in consolidation.

NOTE 2 – GOING CONCERN

As of March 31, 2015, the Company had only limited liquid assets and limited revenues from its subsidiaries. As such, and without substantially increasing revenue or finding new sources of capital, the Company will find it difficult to continue to meet its obligations as they come due.  The Company is still locating new sources of sales for its organic and non-organic products. As a result, the inability by the Company to currently sell and deliver all its finished peel product inventory without extended holding periods may serve to exacerbate cash flow concerns until the sales pipeline fills. While the inventory supplies, if sold on a timely basis, are sufficient to meet the Company’s immediate cash needs, these factors raise some doubt as to the ability of the Company to continue as a going concern.  Management’s plans include increasing production, which began in full during the first quarter of 2014, selling all its inventories of products in the normal course of production, attempting to start new businesses or to find additional operational businesses to buy, and attempting to raise funds from the public through an equity offering of the Company’s common stock. Management intends to make every effort to identify and develop all these sources of funds, but there can be no assurance that Management’s plans will be successful.

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

At a Special Meeting of the Company’s Shareholders on February 1, 2007, a majority of the Shareholders of the Company ratified all the actions recommended by the Company’s board of directors, including, among other matters: (i) effectuating a one for eight reverse stock split; (ii) increasing the number of authorized shares of common stock to 150,000,000 and authorizing a series of preferred stock with 2,000,000 shares; and, (ii) changing the Company’s name from Gibbs Construction, Inc. to Acacia Automotive, Inc., indicating the Company’s move into the automotive auction business.

In July 2007, the Company caused to be formed Acacia Augusta Vehicle Auction, Inc., a South Carolina corporation and wholly owned subsidiary of the Company. (“AAVA”) for the sole purposes of acquiring certain assets of the Augusta Auto Auction in Augusta, Georgia, and operating an auction at that same location. This became the Company’s first operating asset in the automotive auction industry and was the Company’s only revenue producing business at that time. Later, in 2009, the Company caused to be formed Acacia Chattanooga Vehicle Auction, Inc., a Tennessee corporation and wholly owned subsidiary of the Company. (“ACVA”) for the sole purposes of acquiring certain assets of the Chattanooga Vehicle Auction in Chattanooga, Tennessee, and operating an auction at that same location. The latter acquisition represented the Company’s second, and final, automotive auction acquisition.

Due to a dispute that arose with the seller of the Chattanooga Vehicle Auction, the Company discontinued operations there effective August 31, 2010, accounting for those operations as discontinued effective that date, and first accounted for those as discontinued operations in its Quarterly Report on Form 10-Q for the period ended June 30, 2010. In late 2011, after successfully operating the Augusta auction for more than four years, the Company determined that it was in its best interests to sell the Augusta auction and thereafter entered into a Letter of Intent with two individuals for that purpose.  The sale transaction was completed on July 31, 2012.  Those events were reported in their entirety by the Company on its Current Report on Form 8-K on August 27, 2012, which in incorporated herein by reference. Following the disposition of the Augusta Vehicle Auction in 2012, the Company lacked significant operations and thereafter sought to become a diversified holding company.

In accordance therewith, on October 18, 2012, the Company changed its name from Acacia Automotive, Inc. to Acacia Diversified Holdings, Inc. in an effort to exemplify the Company’s desire to expand into alternative industries as well as more diversified service and product offerings.  On July 10, 2013 the Company, through its new wholly-owned subsidiary CEI, entered into a definitive agreement to acquire certain assets and assumed certain liabilities related to those assets from Red Phoenix Extracts, Inc. (“RPE”), a corporation located in Fort Pierce, Florida.  The assets included, among other things, furnishings, machinery, and equipment. As consideration for the assets, the Company issued to the holders of RPE nine hundred thousand (900,000) restricted shares of the Company’s common stock. CEI also assumed certain liabilities of RPE, including, specifically, the lease for RPE’s Fort Pierce, Florida location. There was no cash consideration in the transaction, which was more particularly described in the Company’s Current Report on Form 8-K dated July 10, 2013, which is incorporated by reference herein.

Description of Current Operations

The Company’s current business operations are conducted through two (2) wholly-owned subsidiaries and a new operation that is not yet segregated as a subsidiary or division. They include:

Citrus Extracts, Inc.

Citrus Extracts, Inc. (“CEI”) is a business in the food manufacturing industry subsector that transforms livestock and agricultural products into products for intermediate or final consumption. The industry groups are distinguished by the raw materials (generally of animal or vegetable origin) processed into food products. CEI utilizes our proprietary chemical-free, 100% natural processes in the manufacturing, sale, and distribution of all-natural, food-grade ingredients from raw, fresh, natural citrus peel resulting from citrus juicing operations. Through these controlled methods, CEI processes and dehydrates orange, lemon, grapefruit and tangerine peel into its “CitraBlend” and “CitraBlend Organic” products and then mills those products to varying sizes ranging from larger “cut & sift flakes” to 40+ mesh powders (or smaller sizes for custom orders).  These ingredients, both organic and non-organic, find their way into many regional and national brand-name products commonly found on America’s kitchen tables in the form of spices, teas, and otherwise. Our CitraBlend products are also utilized in brewing many local and regional craft beers in addition to nationally-recognized beer brands, and because we have only recently addressed that market it remains largely untapped.  At this time CitraBlend is primarily sold through a network of distributors who blend our products and sell them as ingredients included in many well-known consumer products.

Acacia Transport Services, Inc.

Acacia Transport Services, Inc. (“ATS”) is a business in the transportation industry that hauls fresh, raw, citrus peel resulting from the juice extraction process at juice plants. ATS has an exclusive contract to remove all the remediated raw citrus peel from Lambeth Groves Juice Company in Vero Beach, Florida, approximately 20 miles from the CEI manufacturing plant. ATS hauls much of the raw peel to CEI for use in its manufacturing processes, and delivers excess peel to local farmers for use as livestock feed. Acacia Transport Services transported its first load of raw peel from Lambeth Groves on August 7, 2014 and transported subsequent loads going forward from that date.  Full-scale transport operations finally began with the onset of the 2015 citrus season that again started later than anticipated at about the beginning of December, 2014, the number of loads transported “in season” generally being maximized during the period of December through March or April.

Acacia Milling Services, Inc.

Acacia Milling Services (“AMS”) is a developmental stage business in the milling or grinding industry that mills finished citrus ingredient products rendered by Citrus Extracts into smaller, finer particles.  These milling services vary from simple sifting operations that separate the various sizes of materials to creating specific cuts from the original material, such as “tea bag cut” size, granulated materials of various sizes, or “powders” of various mesh sizes.  Generally the greater the mesh size (higher mesh sizes referring to finer, smaller, particle size) requested by the customer, the higher the milling charges per pound.  The Company does not currently maintain separate accounting functions for its new milling operations, but intends to further segregate those milling operations later in 2015 and to implement a new system of segregated financial reporting for those operations as a separate division or new subsidiary of the Company, should the operations of AMS increase as expected.  The Company also intends to expand its offerings of those milling services to outside parties for the generation of additional revenues in the future.

Effect of General Economic Factors on Operations

As is common with other businesses, the Company has experienced and expects to continue to experience fluctuations in its quarterly results of operations due to a number of factors, many of which are beyond the Company's control and which are common to the industry.

Discussion Regarding Current Financial Condition

The Company sold its Augusta auction operations in the Augusta, Georgia area, its only revenue-producing operations since 2007, on July 31, 2012, and accounted for those operations as discontinued effective with its Annual Report on Form 10-K for the year ended December 31, 2012.  The Company resumed revenue-producing operations following its acquisition of certain assets on July 10, 2013, which were placed into its new Citrus Extracts, Inc. subsidiary.  The CEI subsidiary uses the average cost method to value its inventory and products sold, including a per pound depreciation charge. The Company then acquired additional assets in forming its new Acacia Transport Services, Inc. subsidiary in July of 2014, commencing those operations in August of that year.

Three months ended March 31, 2015

In order to generate its finished, food-grade, dehydrated ingredient products, the Company utilizes raw, wet citrus peel in its confidential production processes. Generally speaking, each pound of our finished, dehydrated ingredient products requires approximately five to seven pounds of raw peel to complete that transformation process. In the three months ended March 31, 2015, the Company transported and processed approximately 1.3 million pounds of raw, fresh citrus peel in producing approximately 235,000 pounds of finished ingredient products, and sold approximately 129,000 pounds of finished ingredient products at an average price of approximately $1.58 per pound.

In the three months that ended March 15, 2015 and 2014, the operations included the following related to revenues:

Period	Pounds Manufactured	Pounds Sold	Average Sale Price Per Pound
March 31, 2014	494,000	238,000	$1.24
March 31, 2015	235,000	129,000	1.58
Change	(259,000)	(109,000)	$0.34

The approximate $90,000 decrease in ingredient sales was the result of the 109,000 decline in pounds sold ($134,000 decline), offset by the $0.34 per pound increase in average sales price ($44,000 increase).  The lower sales volume came primarily as the result of deliveries for some orders being pushed back from the first quarter into the second quarter.  The lower production volume came primarily as the result of scaling back production to meet the current delivery demands.

There were no transport revenues for the period ended March 31, 2014.

The gross profit percentages were 61.3% and 60.9% at March 31, 2015 and 2014, respectively.

The general and administrative costs at March 31, 2014 included a $91,000 noncash charge for common stock issued to various consultants for services rendered and the 2015 operations included no similar charge.

The consolidated net loss decreased from $66,437 in the three-month period ended March 31, 2014 to become a consolidated net profit of $12,282 in the same period of 2015, resulting in a $78,719 decline to the net loss in becoming a net profit.  This net profit and the associated positive net cash flow for the period ended March 31, 2015 was sufficient to cover the costs of all our corporate activity, essentially our executive officers, administrative overhead, and overhead that includes the cost of lawyers and accountants required to be publicly held.

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

The term EBITDA is defined as net income (loss), plus interest expense net of interest income, depreciation and amortization.  Use of EBITDA as an evaluation of performance is commonly used in the vehicle auction industry.

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

EBITDA at the Company’s Citrus Extracts, Inc. Subsidiary:

The following table represents the EBITDA results for Citrus Extracts, Inc. during the three months ended March 31, 2015 and 2014*:

Citrus Extracts, Inc. (Subsidiary)	Three Months Ended March 31,
	2015 (Unaudited)	2014 (Unaudited)
Net income	$74,475	$139,247
Add back:
Income taxes	-	-
Interest expense, net of interest income	2,042	2,771
Depreciation	20,729	20,354
EBITDA	97,246	162,372

EBITDA at the Company’s Acacia Transport Services, Inc. Subsidiary:

* The Company’s Acacia Transport Services subsidiary had no operations in the three months ended March 31, 2014. As such, there is no basis for comparing the EBITDA results for that subsidiary for the current three-month period of 2015 versus the same period ended March 31, 2014.  The following table represents the EBITDA results for Acacia Transport Services, Inc. during the three months ended March 31, 2015.

Acacia Transport Services, Inc. (Subsidiary)	Three Months Ended
March 31, 2015 (Unaudited)
Net income	$48,201
Add back:
Income taxes	-
Interest expense, net of interest income	2,232
Depreciation	4,685
EBITDA	$55,118

Consolidated EBITDA of the Company:

As a result of the added EBITDA of the Acacia Transport Services subsidiary combined with the EBITDA of the Citrus Extracts subsidiary, the Company generated a positive consolidated EBITDA during the period ended March 31, 2015. The following table represents the consolidated EBITDA results for the Company during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net income	$12,282	$(66,437)
Add backs:
Income taxes	-	-
Interest expense, net of interest income	7,104	5,385
Depreciation and amortization expense	27,010	22,601
EBITDA	$46,396	$(38,451)

Liquidity and Capital Resources

The Company looks to its subsidiary operations to provide cash flow and cash return on its investment.  Our accountants have issued, in their prior audit report, a going concern opinion reflecting a conclusion that our operations may not be able to continue because of a lack of financial resources.

The Company relies upon its revenue-producing operations from its Citrus Extracts and Acacia Transport subsidiaries and from financial support of its CEO to provide its liquidity.

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

Our operations in the first three months of 2015 provided sufficient cash flow to cover our corporate activity on an ongoing basis, essentially our executive officers, administrative overhead, and overhead that includes the cost of lawyers and accountants required to be publicly held.

As of March 31, 2015, the Company had a positive consolidated net cash flow of approximately $2,000 for the year to date versus a positive cash flow of approximately $11,000 for the same period in 2014.  This resulted from a positive net cash flow of approximately $8,000 provided by operating activities, a negative net cash flow used in investing activities of approximately $2,000, and a negative net cash flow used in financing activities of approximately $4,000. The positive cash flow of approximately $8,000 provided by operating activities was approximately $20,000 less than the same period in 2014, due primarily to an increase in net income of approximately $79,000 reflecting a net income of approximately $12,000 in 2015 compared to a net loss of approximately $66,000 in 2014, a reduction in accounts payable of approximately $13,000, and a reduction of approximately $43,000 in accrued liabilities offset by $125,000 in deferred revenue in 2014 that was not present in 2015 but approximately $69,000 in revenues from the Company’s Acacia Transport Services subsidiary that were not present in 2014, an increase in inventories of approximately $65,000, a reduction in prepaid expenses of approximately $9,000, and an increase in accounts receivable of approximately $67,000. Approximately $4,000 was used in financing activities, reflecting a decrease of approximately $12,000 from 2014 due to approximately $2,000 in note payments, offset by approximately $10,000 in related party payables and cash overdrafts resulting from accounting procedures and not actually from amounts overdrafted at banks.

The consolidated net profit and the positive net cash flow of $2,230 for the period ended March 31, 2015, was sufficient to cover the costs of all our corporate activity, essentially our executive officers, administrative overhead, and overhead that includes the cost of lawyers and accountants required to be publicly held.

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

Financing of Planned Expansions and Other Expenditures

Management’s plans include increasing production, selling all its inventories of products in the normal course of production, attempting to start new businesses or to find additional operational businesses to buy, and attempting to raise funds, possibly from the public through a stock offering. The Company plans to grow through acquisitions, mergers, or other business combinations, and anticipates that it will need to raise additional capital through the sale of its debt or equity securities to do so, possibly through a private placement exempt offering of the same.  Management intends to make every effort to identify and develop all these sources of funds, but there can be no assurance that Management’s plans will be successful.

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

The Company has no other full-time corporate  officer except for its President and CEO, who devotes the majority of his business time and efforts to the management and direction of the Company and its subsidiaries.  The President and CEO of the Company also serves as a director of the Company as well as having served as an officer and director of the Company’s subsidiary corporations.  Service in those capacities with the subsidiaries is not considered to constitute a conflict of interest on the part of employees, managers, or directors.  The Company’s President and CEO continues to serve in those capacities as of March 31, 2015. As such, there is not now, nor has there previously been considered to be, any material conflict of interest on his part.  However, the CEO of the Company may reasonably be expected to have or gain other affiliations, associations, or ownership interests in other entities which could under certain conditions be considered to be conflicts of interest.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer who acts as our Principal Financial Officer to allow timely decisions regarding required disclosure.  During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.   Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

During the first quarter of 2015 the Company did not make changes in its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information.

Legal Proceedings.

None.

Subsequent Events

None.

Other Events

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