Form 10-Q
period 2015-06-30
Acacia Diversified Holdings, Inc.
filed 2015-08-14
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2015:  12,735,406.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2015 (Unaudited)	December 31, 2014 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$884,644	$10,088
Prepaid expenses	9,094	-
Assets of discontinued operations	216,187	983,483
Total Current Assets	1,109,925	993,571
Property and Equipment, net of accumulated depreciation of $51,305 and $48,151 in 2015 and 2014, respectively	5,083	6,236
Other Assets	841	841
Total Assets	$1,115,849	$1,000,648

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$22,645	$148,490
Accrued liabilities	406,070	500,644
Shareholder payable	1,286	35,365
Note payable, current portion	50,025	50,025
Liabilities of discontinued operations	-	623,611
Total Current Liabilities	480,026	1,358,135
Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 150,000,000 shares authorized; 12,735,406 shares issued and outstanding in 2015 and 2014	12,735	12,735
Additional paid-in capital	11,975,724	11,975,724
Retained deficit	(11,352,636)	(12,345,946)
Total Stockholders’ Equity (Deficit)	635,823	(357,487)
Total Liabilities & Stockholders’ Equity (Deficit)	$1,115,849	$1,000,648

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-
Costs and expenses
Employee compensation	164,325	79,236	243,248	158,436
General and administrative	229,186	41,958	256,232	163,580
Depreciation	1,559	2,272	3,154	4,520
Total costs and expenses	395,070	123,466	502,634	326,536
Operating income (loss) before other income (expense) and income taxes	(395,070)	(123,466)	(502,634)	(326,536)
Other income (expense)
Interest expense	(4,233)	(2,779)	(7,063)	(5,393)
Total other income (expense)	(4,233)	(2,779)	(7,063)	(5,393)
Income (loss) before income taxes	(399,303)	(126,245)	(509,697)	(331,929)
Income taxes	-	-	-	-
Loss from continuing operations	(399,303)	(126,245)	(509,697)	(331,929)
Gain on discontinued operations
Gain on discontinued operations	130,701	97,354	253,377	236,601
Gain on disposition of discontinued operations	1,249,630	-	1,249,630	-
Net gain from discontinued operations	1,380,331	97,354	1,503,007	236,601
Net income (loss)	$981,028	$(28,891)	$993,310	$(95,328)

Basic and diluted loss per share
Income (loss) per share	$0.07	$(0.00)	$0.08	$(0.01)
Weighted average number of common shares outstanding	12,735,406	12,626,809	12,735,406	12,626,809

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)

	2015	2014
Cash flows from operating activities
Net income (loss)	$993,310	$(95,328)
Loss (income) from discontinued operations net of income taxes	(1,503,007)	(236,601)
Net loss before discontinued operations net of income taxes	(509,697)	(331,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,154	4,520
Common stock and stock options and warrants issued for services and compensation	-	91,000
Changes in operating assets and liabilities
Prepaids	(9,094)	-
Shareholder payable	(34,079)	(38,502)
Accounts payable	(125,846)	(47,499)
Accrued Liabilities	(94,574)	155,281
Cash flow (used in) continuing activities	(770,136)	(167,129)
Cash flow provided by discontinued activities	76,096	209,173
Net cash flow provided by (used in) operating activities	(694,040)	42,044
Cash flows provided by (used in) investing activities
Purchase of equipment	(2,000)	-
Cash flows (used in) continuing activities	(2,000)	-
Cash flows provided by (used in) discontinued activities	2,347,450	(2,991)
Net cash flow provided by (used in) investing activities	2,345,450	(2,991)
Cash flows provided by (used in) financing activities
Cash overdraft	-	(269)
Cash flow (used in) continuing activities	-	(269)
Cash flow (used in) discontinued activities	(776,854)	(29,093)
Net cash flows (used in) financing activities	(776,854)	(29,362)
Net increase in cash and cash equivalents	874,556	9,691
Cash, beginning of period	10,088	1,003
Cash, end of period	$884,644	$10,694

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$7,063	$5,393
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 and 2014

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

On January 15, 2014 the Company formed Acacia Transport Services, Inc. (“ATS”) as a wholly-owned subsidiary, but activity did not begin until July of that year when it acquired several tandem-axle road tractors, tandem-axle aluminum end-dump trailers, and other assets necessary to operate its transport business.  ATS was formed for the primary purpose of providing transportation and a continuous source of raw citrus peel materials for Citrus Extracts, Inc.’s manufacturing plant, and for the secondary purpose of generating transport revenues in hauling excess raw citrus peel materials to local farmers for use as feed for livestock.  On July 2, 2014, that subsidiary entered into an Agreement for Citrus Peel Hauling Services with Lambeth Groves Juice Company, a juice extraction company located in Vero Beach, Florida, some 20 miles from Citrus Extracts, Inc.  That contract called for Acacia Transport to assume all responsibilities for hauling the raw, remediated citrus peel products from Lambeth Groves by July 30, 2014, and actual transport operations from Lambeth Groves commenced in early August 2014.

On March 1, 2014 the Company began performing milling operations using the trade name Acacia Milling Services at the Fort Pierce location for its Citrus Extracts subsidiary. Milling is the term applied to grinding or refining the finished citrus ingredient products rendered by Citrus Extracts into smaller, finer particles.  These services vary from simple sifting operations that separate the various sizes of materials to creating specific cuts from the original material, such as “tea bag cut” size, granulated materials of various sizes, or “powders” of various mesh sizes.  Generally the greater the mesh size (finer, smaller, particle size) requested by the customer, the higher the milling charges per pound.  Prior to sale of the assets, the Company did not yet maintain separate accounting functions for its new milling operations, but intended to further segregate those milling operations at a later time and to implement a new system of separate financial reporting for those operations. However, those plans became moot in light of the sale of the Company’s income-producing operations in June of 2015.

Thus, Acacia Diversified Holdings, Inc., (i) through its Citrus Extracts, Inc. subsidiary was engaged in operating an agricultural processing and manufacturing business concentrating on optimizing citrus biomass (waste) materials into food, beverage, spice, nutraceutical, skin care, cosmetics, and botanical products; (ii) through its wholly-owned Acacia Transport Services, Inc. subsidiary in Fort Pierce, Florida was engaged in the transportation industry; and, (iii) through its Acacia Milling Services operations was engaged in milling finished products for the Company’s Citrus Extracts, Inc. subsidiary and ultimately other clients.

On June 29, 2015, the Company sold its Citrus Extracts, Acacia Transport Services, and Acacia Milling Services businesses, first accounting for those operations as discontinued effective with this Quarterly Report on Form 10-Q for the period ended June 30, 2015. As of June 29, 2015, the Company will be without revenue-producing operations, and is reviewing opportunities for new mergers, acquisitions, or business combinations.

CONSOLIDATION – The Company had two wholly owned subsidiaries, Citrus Extracts, Inc. and Acacia Transport Services, Inc., as of December 31, 2014.  The assets and related businesses of those subsidiaries were sold on June 29, 2015, and the Company has accounted for those operations as discontinued at June 30, 2015.  All significant intercompany accounts are eliminated in consolidation.

NOTE 2 – GOING CONCERN

As of June 30, 2015, the Company had limited liquid assets and has sold its revenue-producing operations. As a result, without finding new and viable sources of revenue the Company may not be able to meet its future obligations as they come due and will have difficulties meeting expenses relating to the expansion of the Company. While the Company has cash reserves sufficient to meet the Company’s immediate cash needs, these factors raise some doubt as to the ability of the Company to continue as a going concern.  Management’s plans include attempting to find new acquisition, merger, or other business combination prospects. There can be no assurance that Management’s plans will be successful.

NOTE 3 – DISCONTINUED OPERATIONS

The gain on discontinued operations was determined as follows as of June 30, 2015:

June 30, 2015

Sale price	$2,560,814
Less: Assets sold	(1,106,319)
Expenses related to sale	(204,865)
Gain on disposal	$1,249,630

The following is a summary of the operations of our discontinued operations for the six month periods ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014

Net revenue	$656,023	$623,950
Costs and expenses
Cost of sales	275,740	292,816
Employee compensation	67,078	59,366
General and administrative	55,807	28,158
Gain on sale of assets	(462)	-
Interest expense	4,483	7,009
Total costs and expenses	402,646	387,349
Income on discontinued operations, net of taxes	253,377	236,601
Gain on disposition of discontinued operations, net	1,249,630	-
Total gain on discontinued operations, net of taxes	$1,503,007	$236,601

Item 1B. Unresolved Staff Comments

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On June 29, 2015, the Company sold its Citrus Extracts, Acacia Transport Services, and Acacia Milling Services businesses, first accounting for those operations as discontinued effective with this Quarterly Report on Form 10-Q for the period ended June 30, 2015. Accordingly, the Company will provide only limited components of its operational information in this Discussion and Analysis of Financial Condition and Results of Operations, and has elected to eliminate certain information and comparative results to prior periods in this report, as they would not be reflective of similar results or provide a proper basis for review.

Forward-Looking Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", “may”, “will”, “should”, “could”, “predicts”, “potential”, “proposed”, or “continue” or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of operations, impact of competition and other risks detailed below as well as those discussed elsewhere in this Form 10-Q and from time to time in the Company's Securities and Exchange Commission filings and reports.  In addition, general economic and market conditions and growth rates could affect such statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

The Company’s most recent business operations were conducted beginning July 10, 2013 until June 29, 2015 through two (2) wholly-owned subsidiaries and a new operation that was not yet segregated as a subsidiary or division.

At a Special Meeting of the Company’s Shareholders on June 29, 2015, a majority of the Shareholders of the Company ratified all the actions recommended by the Company’s board of directors, including, among other matters: (i) authorization to sell the assets and related businesses of the Company’s CEI and ATS subsidiaries; (ii) authorization to employ the proceeds of the sale to extinguish the corporation’s indebtedness and other current financial obligations; (iii) election of four members to the Corporation’s board of directors; (iv) authorization to seek new acquisitions or business combinations; (v) authorization to terminate the Corporation’s 2012 Stock Incentive Plan and to extend the employment agreement of its CEO by two years with all other provisions unchanged; and (vi) authorization to amend Article Eleven of the Corporation’s Articles of Incorporation and Section 2.10 of its Bylaws.

The Company sold the assets and related businesses of its Citrus Extracts, Inc. (“CEI”) and Acacia Transport Services, Inc. (“ATS”) subsidiaries, and its Acacia Milling Services (“AMS”) operations being all of its revenue-producing operations, on June 29, 2015, and accounted for those operations as discontinued effective with this Quarterly Report on Form 10-Q for the period ended June 30, 2015.  As of June 29, 2015, the Company will be without revenue-producing operations, and is reviewing opportunities for new mergers, acquisitions, or business combinations. The following summarizes those now-discontinued operations.

Citrus Extracts, Inc.

Citrus Extracts, Inc. (“CEI”) was a business in the food manufacturing industry subsector that transformed livestock and agricultural products into products for intermediate or final consumption. The industry groups are distinguished by the raw materials (generally of animal or vegetable origin) processed into food products. CEI utilized our proprietary chemical-free, 100% natural processes in the manufacturing, sale, and distribution of all-natural, food-grade ingredients from raw, fresh, natural citrus peel resulting from citrus juicing operations. Through those controlled methods, CEI processed and dehydrated orange, lemon, grapefruit and tangerine peel into its “CitraBlend” and “CitraBlend Organic” products and then milled those products to varying sizes ranging from larger “cut & sift flakes” to 40+ mesh powders (or smaller sizes for custom orders).  Those ingredients, both organic and non-organic, found their way into many regional and national brand-name products commonly found on America’s kitchen tables in the form of spices, teas, and otherwise. Our CitraBlend products were also utilized in brewing many local and regional craft beers in addition to nationally-recognized beer brands, and because we had only recently addressed that market it remained largely untapped.  At the time the Company sold its CEI subsidiary, CitraBlend was primarily sold through a network of distributors who generally blended our products or sold them as stand alone ingredients included in many well-known consumer products.

Acacia Transport Services, Inc.

Acacia Transport Services, Inc. (“ATS”) was a business in the transportation industry that hauled fresh, raw, citrus peel resulting from the juice extraction process at juice plants. ATS had an exclusive contract to remove all the remediated raw citrus peel from Lambeth Groves Juice Company in Vero Beach, Florida, approximately 20 miles from the CEI manufacturing plant. ATS hauled much of that raw peel to CEI for use in its manufacturing processes, and delivered the excess peel to local farmers for use as livestock feed. Acacia Transport Services transported its first load of raw peel from Lambeth Groves on August 7, 2014 and transported subsequent loads going forward from that date.  Full-scale transport operations finally began with the onset of the 2015 citrus season at about the beginning of December, 2014, the number of loads transported “in season” generally being maximized during the period of December through March or April.

Acacia Milling Services, Inc.

Acacia Milling Services (“AMS”) was a developmental stage business in the milling or grinding industry that milled finished citrus ingredient products rendered by Citrus Extracts into smaller, finer particles.  Those milling services varied from simple sifting operations that separated the various sizes of materials to creating specific cuts from the original material, such as “tea bag cut” size, granulated materials of various sizes, or “powders” of various mesh sizes.  Generally the greater the mesh size (higher mesh sizes referring to finer, smaller, particle size) requested by the customer, the higher the milling charges per pound.  Prior to sale of the assets, the Company did not yet maintain separate accounting functions for its new milling operations, but intended to further segregate those milling operations at a later time and to implement a new system of separate financial reporting for those operations. However, those plans became moot in light of the sale of the Company’s income-producing operations in June of 2015.

Recent Events and Direction of the Company

On June 29, 2015, the Company sold the assets of both its operating subsidiaries.  The details of this transaction were reported on the Current Report on Form 8-K dated July 16, 2015, which includes a full detail of the actions taken. The Company first accounted for those operations as discontinued on this Quarterly Report on Form 10-Q for the period ended June 30, 2015. Thus, Acacia Diversified Holdings, Inc. is now without income-producing operations.

The Company will now seek and evaluate other acquisition, business combination or merger opportunities. Such opportunities need not be in our prior areas of operations and may be more consistent with our objective to become a holding company with a diverse array of businesses. There can be no assurance that any such evaluations will result in viable acquisition opportunities, or that any viable acquisition opportunities could result in a formal business combination or relationship. Moreover, there can be no assurances that if we are able to identify a suitable opportunity, that we will have the financial ability to close such contemplated transaction or that the target will accept any bona fide offer made by us. Should the Company require additional capital to close such a transaction, that may require us to offer to sell and sell either our debt or equity securities. There can be no assurances, however, that any such efforts would be successful. There have been no definitive plans for acquisition or merger agreements resulting from any evaluations.

Discussion Regarding the Company’s Operations

On June 29, 2015, the Company sold the assets of both its operating subsidiaries, its only revenue-producing operations.  The details of this transaction were reported on the Current Report on Form 8-K dated July 16, 2015, which includes a full detail of the actions taken. The Company first accounted for those operations as discontinued on this Quarterly Report on Form 10-Q for the period ended June 30, 2015. Thus, Acacia Diversified Holdings, Inc. is now without income-producing operations.  Accordingly, the Company will provide only limited components of its discussion and analysis of financial condition and results of operations, and has elected to eliminate certain information and comparative results to prior periods in this report, as they would not be reflective of similar results or provide a proper basis for review.

Operating Results of the Company

After selling its CEI, ATS and AMS operations, the Company’s only revenue-producing operations, on June 29, 2015, the Company accounted for those operations as discontinued beginning with this Quarterly Report on Form 10-Q for the period ending June 30, 2015.  As a result of accounting for its operations as discontinued, the Company does not report revenues or costs of fees earned in its current financial reports, but does report certain other operating expenses associated with the Parent Company.  Revenues and other components are reflected in the consolidated statements of operations as gains or losses from discontinued operations.

Three months ended June 30, 2015

In the three month period ended June 30, 2015, the Company generated a consolidated net income of approximately $981,000 compared to a net loss of about $29,000 in the same period of 2014.  This resulted from a loss from continuing operations of about $399,000 offset by a gain from discontinued operations of about $1,380,000.

The net loss of about $399,000 from continuing operations included several components: (i) about $164,000 representing employee compensation; (ii) about $2,000 representing expenses for depreciation; (iii) about $4,000 representing interest expense; and, (iv) about $229,000 in general and administrative expense.

The Company recognized a net gain of about $1,380,000 on discontinued operations in the period.  After applying this gain on discontinued operations of about $1,380,000 against the loss from continuing operations of about $399,000, the Company reported a net profit of about $981,000 for the three months ended June 30, 2015.

Six months ended June 30, 2015

In the six month period ended June 30, 2015, the Company generated a consolidated net income of approximately $993,000.  This resulted from a loss from continuing operations of about $510,000 and a gain from discontinued operations of about $1,503,000.

The net loss of about $510,000 from continuing operations included several components: (i) about $243,000 representing employee compensation; (ii) about $3,000 representing expenses for depreciation; (iii) about $7,000 representing interest expense; and, (iv) about $256,000 in general and administrative expense.

The Company recognized a net gain of about $1,503,000 on discontinued operations in the period.  After applying this gain on discontinued operations of about $1,503,000 against the loss from continuing operations of about $510,000, the Company reported a net income of about $993,000 for the six months ended June 30, 2015.

 Liquidity and Capital Resources

The Company looks to its subsidiary operations to provide cash flow and cash return on its investment. Following the divestiture of the Company’s revenue-producing operations on June 29, 2015, the Company no longer had any operating or revenue-producing assets. Until the Company finds new revenue-producing operations, it will be forced to rely upon its cash reserves for its liquidity.  Prior to the sale of assets in June, 2015 the Company relied upon cash flows from its CEI and ATS subsidiaries and from financial support of its CEO to provide its liquidity.

The Company is currently working to evaluate opportunities for business combinations or acquisitions.  There can be no assurances that any such business combination or acquisition opportunities will occur, or if they do occur, if they will present viable revenue-producing assets for the Company, or that the Company will be able to raise sufficient capital to acquire or combine with any such opportunity.

Our operations in the first six months of 2015 provided sufficient cash flow to cover our corporate activity on a consolidated basis, essentially our executive officers, administrative overhead, and overhead that includes the cost of lawyers and accountants required to be publicly held.

As of June 30, 2015, the Company had a positive consolidated net cash flow of about $875,000 for the year to date.  This resulted from a negative net cash flow of approximately $694,000 used in operating activities, a positive net cash flow provided by investing activities of about $2,348,000, and a negative net cash flow used in financing activities of about $777,000.  Of those cash flows used in operating activities, about $770,000 was used in continuing activities and about $76,000 was provided by discontinued activities. Of those cash flows used in financing activities, none resulted from continuing activities and about $777,000 were used in discontinued activities. Of those cash flows provided by investing activities, about $2,000 was used in continuing activities and about $2,347,000 was provided by discontinued activities.

Cash Balances

As of June 30, 2015, following the sale of assets of its subsidiaries on June 29, 2015, the Company had approximately $885,000 cash, being sufficient to meet its financial obligations for at least six months.  The Company will have to find new sources of revenues or generate additional cash to assure its ability to meet its future obligations.

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

Dependence on Key Personnel

Our future performance depends in significant part upon the continued service of our Chief Executive Officer, Steven L. Sample. The loss of his services could have a material adverse effect on our business, prospects, financial condition and results of operations. The Company does not presently maintain key man life insurance on Mr. Sample, but may obtain such insurance at the discretion of its board of directors on such terms as it may deem suitable or desirable. Our future success may depend on our ability to attract and retain highly qualified technical, sales and managerial personnel. The competition for such personnel can be intense, and there can be no assurance that we can attract, assimilate or retain highly qualified technical, sales and managerial personnel for favorable compensations in the future.

Basis of Services Rendered and Contemplated Business

The Company operated automotive auctions from 2007 to 2012, and operated a food ingredient manufacturing business with related milling services and a transport subsidiary from July of 2013 through the sale of its most recent subsidiaries on June 29, 2015, all of which constituted the basis of services rendered during those periods. Since the sale of its revenue-producing subsidiaries on that date, the Company provides no services and therefore has no basis of services rendered at this time.

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

Implementation of Business Plan

The Company’s ability to implement its business plans will depend on its ability to find new mergers, acquisitions, or business combinations or to obtain sufficient working capital to execute its business plans. No assurance can be given that we will be able to find suitable acquisition or merger targets, obtain additional capital, or, if available, that such capital will be available at terms acceptable to us, or that we will be able to generate profit from new operations, or if profits are generated, that they will be sufficient to carry out our business plans, or that the plans will not be modified.

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

The Company has no other full-time corporate  officer except for its President and CEO, who devotes the majority of his business time and efforts to the management and direction of the Company and its recently-sold subsidiaries.  The President and CEO of the Company also serves as a director of the Company as well as having served as an officer and director of the Company’s subsidiary corporations.  Service in those capacities with the subsidiaries was not considered to constitute a conflict of interest on the part of employees, managers, or directors.  The Company’s President and CEO continued to serve in those capacities until the sale and disposal of those subsidiaries on June 29, 2015. As such, there is not now, nor has there previously been considered to be, any material conflict of interest on his part.  However, the CEO of the Company may reasonably be expected to have or gain other affiliations, associations, or ownership interests in other entities which could under certain conditions be considered to be conflicts of interest.

Investment in the Company will not carry with it the right to invest in any other property or venture of the CEO or other officers, employees, and directors of the Company.

Item 4T. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

As is typical with smaller enterprises, our control processes are oriented toward operations, and production of financial statements reflects an outgrowth of operations and results of those operations. Internally, financial statements are a management tool to evaluate the operations and not an end of those operations. We closely monitor the daily results of our cash position and seek to make certain that our cash position is adequate for the foreseeable future. Our financial statements are generated as part of the reporting on our operations, one metric of our operations, and as part of our obligations as a public entity.

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2015 the Company did not make changes in its internal control.

PART II. OTHER INFORMATION

Item 5. Other Information

Limited Discussion and Analysis of Financial Condition and Results of Operations

After selling its CEI and ATS subsidiaries, the Company’s only revenue-producing operations, on June 29, 2015, the Company accounted for those operations as discontinued beginning with this Quarterly Report on Form 10-Q for the period ending June 30, 2015.  As a result of accounting for its operations as discontinued, the Company does not report revenues or costs of fees earned in its current financial reports, but does report certain other operating expenses associated with the Parent Company.  Revenues and other components are reflected in the consolidated statements of operations as gains or losses from discontinued operations. Accordingly, the Company will provide only limited components of its operational information in this report’s Discussion and Analysis of Financial Condition and Results of Operations, and has elected to eliminate certain information and comparative results to prior periods in this report, as they would not be reflective of similar results or provide a proper basis for review.

Legal Proceedings.

None.

Discontinued Operations

The Company sold the assets and related businesses of its Citrus Extracts, Inc. and Acacia Transport Services, Inc. subsidiaries in Fort Pierce, Florida on June 29, 2015, and first accounted for those operations as discontinued effective with this Quarterly Report on Form 10-Q for the period ended June30, 2015. The details of this transaction were reported on the Current Report on Form 8-K dated July 16, 2015, which includes a full detail of the actions taken

As of June 29, 2015, the Company will be without revenue-producing operations, and is now reviewing opportunities for new mergers, acquisitions, or business combinations.  There is no assurance the Company can be successful in identifying any such opportunities, or if it does identify any opportunities, that it can be successful in completing any acquisition or merger.

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

Date:    August 14, 2015

Acacia Diversified Holdings, Inc.

By:  /s/ Steven L. Sample
Steven L. Sample
Chief Executive Officer and
Principal Financial Officer