Form 10-Q
period 2015-09-30
Acacia Diversified Holdings, Inc.
filed 2015-11-10
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2015:  12,955,406 common shares.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$503,241	$10,088
Assets of discontinued operations	-	983,483
Total Current Assets	503,241	993,571
Property and equipment, net of accumulated depreciation of $42,787 and $48,151 in 2015 and 2014, respectively	18,805	6,236
Other assets	841	841
Total Assets	$522,887	$1,000,648

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	10,864	148,490
Accrued liabilities	-	500,644
Shareholder payable	-	35,365
Note payable, current portion	50,025	50,025
Liabilities of discontinued operations	-	623,611
Total Current Liabilities	60,889	1,358,135
Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 150,000,000 shares authorized; 12,735,406 shares issued and outstanding in 2015 and 2014	12,735	12,735
Additional paid-in capital	11,975,724	11,975,724
Retained deficit	(11,526,461)	(12,345,946)
Total Stockholders’ Equity (Deficit)	461,998	(357,487)
Total Liabilities and Stockholders’ Equity (Deficit)	$522,887	$1,000,648

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Costs and expenses
Employee compensation	62,671	79,174	305,919	237,610
General and administrative	76,067	33,303	332,299	196,883
Depreciation and amortization	1,411	2,063	4,565	6,583

Total costs and expenses	140,149	114,540	642,783	441,076

Operating (loss) before other income (expense) and income taxes	(140,149)	(114,540)	(642,783)	(441,076)

Other income (expense)
Interest expense	(6,161)	(3,080)	(13,224)	(8,473)

Total other income (expense)	(6,161)	(3,080)	(13,224)	(8,473)
Loss before income taxes	(146,310)	(117,620)	(656,007)	(449,549)
Income taxes	-	-	-	-
Loss from continuing operations	(146,310)	(117,620)	(656,007)	(449,549)

Gain (loss) on discontinued operations
Gain (loss) on discontinued operations, net	(27,514)	121,830	225,863	358,431
Gain on disposition of discontinued operations	-	-	1,249,630	-
Net gain (loss) from discontinued operations	(27,514)	121,830	1,475,493	358,431
Net income (loss)	$(173,824)	4,210	819,486	(91,118)

Basic and diluted income (loss) per share
(Loss) from continuing operations	$(0.01)	$(0.01)	$(0.05)	$(0.05)
Income (loss) from discontinued operations, net	$(0.00)	$0.01	$0.11	$0.04
Net income (loss)	$(0.01)	$0.00	$0.06	$(0.01)
Weighted average number of common shares outstanding	12,735,406	12,681,108	12,735,406	12,638,577

The accompanying notes are an integral part of these financial statements.

 ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)

	2015	2014
Cash flows from operating activities
Net income (loss)	$819,486	$(91,118)
Less (income) from discontinued operations, net of income taxes	(1,475,493)	(358,431)
Net (loss) before discontinued operations	(656,007)	(449,549)
Adjustment to reconcile net loss before discontinued operations to net cash provided by operating activities
Depreciation	4,565	6,583
Common stock and stock options issued for services and compensation	-	91,000
Changes in Operating Assets and Liabilities
Shareholder payable/receivable	(35,365)	(34,946)
Accounts payable	(137,627)	(37,918)
Accrued liabilities	(500,644)	225,585
Cash flow (used in) continuing activities	(1,325,078)	(199,245)
Cash flow provided by discontinuing activities	264,769	114,258
Net cash flow (used in) operating activities	(1,060,309)	(84,987)
Cash flows (used in) investing activities
Purchase of equipment/leasehold improvements	(17,134)	-
Cash flow (used in) continuing activities	(17,134)	-
Cash flow provided by (used in) discontinued activities	2,347,450	(58,423)
Net cash flow provided by (used in) investing activities	2,330,316	(58,423)
Cash flow provided by (used in) financing activities
Cash Overdraft	-	(269)
Cash flow (used in) continuing activities	-	(269)
Cash flow provided by (used in) discontinued activities	(776,854)	143,446
Net cash flow provided by (used in) financing activities	(776,854)	143,177
Net increase (decrease) in cash and cash equivalents	493,153	(233)
Cash, beginning of period	10,088	1,003
Cash, end of period	$503,241	$770

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest	$13,224	$8,473
Income tax	$-	$-

	2015	2014
Non-cash investing and financing activities
Related party payable	-	(108,597)
Common stock	-	108
Additional paid-in capital	-	108,489
	$-	$-

The accompanying notes are an integral part of these financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 and 2014

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

On July 10, 2013 the Company, by and through its then new, wholly-owned Citrus Extracts, Inc. subsidiary (“CEI”), acquired certain assets and assumed liabilities related to those assets from Red Phoenix Extracts, Inc., (“RPE” or the “Seller”) located in Fort Pierce, Florida. The Company commenced new revenue-producing operations with that subsidiary on that date. CEI was formed primarily for the purpose of manufacturing food grade ingredient products derived from raw citrus peel resulting from juice manufacturing operations at plants involved in the process of making citrus juice from fresh, whole fruit.

On January 15, 2014 the Company formed Acacia Transport Services, Inc. (“ATS”) as another separate wholly-owned subsidiary, but activity did not begin until July of that year when it acquired several tandem-axle road tractors, tandem-axle aluminum end-dump trailers, and other assets necessary to operate its transport business.  ATS was formed for the primary purpose of transporting raw citrus peel to CEI for use in those manufacturing operations, and for the secondary purpose of generating transport revenues from hauling excess raw citrus peel to local farmers for use as feed for livestock and animals.  On July 2, 2014, ATS entered into an Agreement for Citrus Peel Hauling Services with Lambeth Groves Juice Company, a juice extraction company located in Vero Beach, Florida some 20 miles from CEI.  That contract called for ATS to assume all responsibilities for removing the raw, remediated citrus peel products from Lambeth Groves effective July 30, 2014, with actual transport operations from Lambeth Groves commencing in early August 2014.

On March 1, 2014 the Company began performing milling operations for its CEI subsidiary at its Fort Pierce location using the trade name Acacia Milling Services (“AMS”). Milling is the term applied to grinding or otherwise refining the finished citrus ingredient products rendered by CEI into smaller, finer particles.  Those services varied from simple sifting operations that separated the various sizes of materials to creating specific cuts from the original material, such as “tea bag cut” size, granulated materials of various mesh sizes, or “powders” of various mesh sizes.  Generally the greater the mesh size (finer, smaller, particle size) requested by the customer, the higher the milling charges per pound.  Prior to sale of the assets of its subsidiaries, the Company had not yet established separate accounting functions for its new AMS milling operations, intending to further segregate those milling operations at a later time and implementing a new system of separate financial reporting for those operations. However, those plans became moot in light of the sale of the Company’s income-producing operations and milling operations in June of 2015.

Thus, Acacia Diversified Holdings, Inc. was: (i) through its CEI subsidiary, engaged in operating an agricultural processing and manufacturing business concentrating on optimizing citrus biomass (waste) materials into food, beverage, spice, nutraceutical, skin care, cosmetics, and botanical products; (ii) through its wholly-owned ATS subsidiary in Fort Pierce, Florida engaged in the transportation industry; and, (iii) through its AMS operations, engaged in milling finished products for the Company’s CEI subsidiary, ultimately intending to serve other clients as well.

On June 29, 2015, the Company sold its CEI and ATS businesses and its AMS operations, first accounting for those businesses as discontinued effective with the Quarterly Report on Form 10-Q for the period ended June 30, 2015. Following June 29, 2015, the Company was without revenue-producing operations, and is currently reviewing opportunities for new mergers, acquisitions, or business combinations.

CONSOLIDATION – The Company had two wholly-owned subsidiaries, Citrus Extracts, Inc. and Acacia Transport Services, Inc., as of December 31, 2014.  The assets and related businesses of those subsidiaries were sold on June 29, 2015, and the Company has accounted for those operations as discontinued at June 30, 2015.  All significant intercompany accounts are eliminated in consolidation.

NOTE 2 – GOING CONCERN

As of September 30, 2015, the Company had limited liquid assets and had not generated new revenues since selling the assets of its income-producing subsidiaries on June 29th of this year. As a result, without generating new revenues or finding new and viable sources of capital the Company may not be able to meet its future obligations as they come due by the second or third quarter of 2016 and will have difficulties meeting expenses relating to the expansion of the Company.

Management’s plans include attempting to find new acquisitions, mergers or other business combination prospects, and/or attempting to raise funds from the public through the sale of its equity securities in a private offering made pursuant to Regulation D promulgated under the Securities Act of 1933.  There can be no assurance that Management’s plans in those regards will be successful.

NOTE 3 – DISCONTINUED OPERATIONS

The gain on sale of discontinued operations was determined as follows for the nine months ended September 30, 2015:

September 30, 2015

Sale price	$2,560,814
Less: Assets sold	(1,106,319)
Expenses related to sale	(204,865)
Gain on disposal	$1,249,630

Revenues, as a component of the consolidated financial statements contained in this Quarterly Report on Form 10-Q, are reclassified in the current and some prior periods as a result of the accounting procedures associated with discontinued operations.  Those revenues are then incorporated as gains or losses from the discontinued operations.  Prior to June 30, 2015, the Company was actively engaged in the manufacture of food-grade ingredient products derived from raw citrus peel and in transporting the raw citrus peel and the finished ingredient products. The schedules set forth below reflect the operation of the Company's manufacturing and transport subsidiaries for the nine months ended September 30, 2015 and 2014, including the actual revenues generated during the first six months of 2015 prior to the sale of the assets and businesses related to those subsidiaries, and for the first nine months of 2014 during which period both subsidiaries were still in operation.

The gain on discontinued operations for Citrus Extracts, Inc. (“CEI”) and Acacia Transport Services, Inc. (“ATS”) was determined as follows for the nine months ended September 30, 2015 and 2014:

	2015
Description	CEI	ATS	Total

Revenue	$532,700	$121,704	$654,404

Costs of sale	256,212	36,332	292,544
Employee compensation	67,078	-	67,078
General & administrative expense	49,564	18,393	67,957
Gain on sale of assets	(3,060)	(462)	(3,522)
Interest expense	636	3,848	4,484

Total costs and expenses	$370,430	$58,111	$428,541

Net gain from discontinued operations	$162,270	$63,593	$225,863

	2014
Description	CEI	ATS	Total

Revenue	$988,680	$-	$988,680

Costs of sale	481,833	36,321	518,154
Employee compensation	94,582	-	94,582
General & administrative expense	44,879	1,077	45,956
Gain on sale of assets	-	(41,168)	(41,168)
Interest expense	9,403	3,322	12,725

Total costs and expenses	$630,697	$(448)	$630,249

Net gain from discontinued operations	$357,983	$448	$358,431

BASIS OF PRESENTATION - The Company has elected to prepare its financial statements in accordance with generally accepted accounting principles in the United States (GAAP) with December 31st as its year-end.  The consolidated financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for annual financial information and with the instructions to Form 10-Q and Article 10 of Regulation SX.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim period have been included.  All such adjustments are of a normal and recurring nature.  These interim results are not necessarily indicative of results for a full year.  These unaudited consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

CONSOLIDATION – Until June 29, 2015 the Company had two wholly-owned subsidiaries: Citrus Extracts, Inc. and Acacia Transport Services, Inc.  All significant intercompany accounts and transactions were eliminated in consolidation. As of September 30, 2015 the Company is considering other merger, acquisition, or business combination opportunities in any industry.

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

General

The Company sold its Citrus Extracts, Inc. and Acacia Transport Services, Inc. operations on June 29, 2015, and the Company’s current operations do not include a revenue-producing segment or subsidiary.  As such, the Company will need to find new sources of revenues to support its expenses in order to continue as a going concern. Accordingly, the Company is now seeking new opportunities for acquisitions, mergers, or other business combinations.  The Company may have to raise additional capital to meet its plans, and there can be no assurance it will be successful in its attempts to do so.

Description of Historical Operations

Acacia Diversified Holdings, Inc. (“we”, “us”, the “Company”, or the “Parent Company”) was incorporated in Texas on October 1, 1984 as Gibbs Construction, Inc. (“Gibbs”). The Company changed its name from Gibbs Construction, Inc. to Acacia Automotive, Inc. effective February 20, 2007.

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

In July 2007, the Company caused to be formed Acacia Augusta Vehicle Auction, Inc., a South Carolina corporation and wholly owned subsidiary of the Company. (“AAVA”) for the purposes of acquiring certain assets of the Augusta Auto Auction in Augusta, Georgia, and operating an auction at that same location. This became the Company’s first operating asset in the automotive auction industry and was the Company’s only revenue producing business at that time. Later, in 2009, the Company caused to be formed Acacia Chattanooga Vehicle Auction, Inc., a Tennessee corporation and wholly owned subsidiary of the Company. (“ACVA”) for the purposes of acquiring certain assets of the Chattanooga Vehicle Auction in Chattanooga, Tennessee, and operating an auction at that same location. The latter acquisition represented the Company’s second, and final, automotive auction acquisition.

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

On July 10, 2013 the Company, through its new wholly-owned Citrus Extracts, Inc. (“CEI”) subsidiary, entered into a definitive agreement to acquire certain assets and assumed certain liabilities related to those assets from Red Phoenix Extracts, Inc. (“RPE”), a corporation located in Fort Pierce, Florida.  The assets included, among other things, furnishings, machinery, and equipment. As consideration for the assets, the Company issued to the holders of RPE nine hundred thousand (900,000) restricted shares of the Company’s common stock. CEI also assumed certain liabilities of RPE, including the lease for RPE’s Fort Pierce, Florida location. There was no cash consideration in the transaction, which was more particularly described in the Company’s Current Report on Form 8-K dated July 10, 2013, which is incorporated by reference herein.

CEI was a business in the food manufacturing industry subsector that transformed livestock and agricultural products into products for intermediate or final consumption. The industry groups are distinguished by the raw materials (generally of animal or vegetable origin) processed into food products. CEI utilized our proprietary chemical-free, 100% natural processes in the manufacturing, sale, and distribution of all-natural, food-grade ingredients from raw, fresh, natural citrus peel resulting from citrus juicing operations. Through those controlled methods, CEI processed and dehydrated orange, lemon, grapefruit and tangerine peel into its “CitraBlend” and “CitraBlend Organic” products and then milled those products to varying sizes ranging from larger “cut & sift flakes” to 40+ mesh powders (or smaller sizes for custom orders).  Those ingredients, both organic and non-organic, found their way into many regional and national brand-name products commonly found on America’s kitchen tables in the form of spices, teas, and otherwise. Our CitraBlend products were also utilized in brewing many local and regional craft beers in addition to nationally-recognized beer brands, and because we had only recently addressed that market it remained largely untapped.  At the time the Company sold its CEI subsidiary, CitraBlend was primarily sold through a network of distributors who generally blended our products or sold them as stand alone ingredients included in many well-known consumer products.

On January 15, 2014 the Company formed Acacia Transport Services, Inc. (“ATS”) as another wholly-owned subsidiary, but activity did not begin until July of that year when it acquired several tandem-axle road tractors, tandem-axle aluminum end-dump trailers, and other assets necessary to operate its transport business.

ATS was a business in the transportation industry that hauled fresh, raw, citrus peel resulting from the juice extraction process at juice plants. On July 2, 2014, ATS entered into an Agreement for Citrus Peel Hauling Services with Lambeth Groves Juice Company, a juice extraction company located in Vero Beach, Florida, some 20 miles from CEI.  That contract called for ATS to assume all responsibilities for hauling the raw, remediated citrus peel products from Lambeth Groves effective July 30, 2014, with actual transport operations from Lambeth Groves commencing in early August 2014.

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

On March 1, 2014 the Company began performing milling operations using the trade name Acacia Milling Services (“AMS”) at the Fort Pierce location for its CEI subsidiary. Milling is the term applied to grinding or refining the finished citrus ingredient products rendered by CEI into smaller, finer particles.  These services vary from simple sifting operations that separate the various sizes of materials to creating specific cuts from the original material, such as “tea bag cut” size, granulated materials of various sizes, or “powders” of various mesh sizes.  Generally the greater the mesh size (finer, smaller, particle size) requested by the customer, the higher the milling charges per pound.

AMS was a developmental stage business in the milling or grinding industry that milled finished citrus ingredient products rendered by Citrus Extracts into smaller, finer particles.  Those milling services varied from simple sifting operations that separated the various sizes of materials to creating specific cuts from the original material, such as “tea bag cut” size, granulated materials of various sizes, or “powders” of various mesh sizes.  Generally the greater the mesh size (higher mesh sizes referring to finer, smaller, particle size) requested by the customer, the higher the milling charges per pound.  Prior to sale of the assets, the Company did not yet maintain separate accounting functions for its new milling operations, but intended to further segregate those milling operations at a later time and to implement a new system of separate financial reporting for those operations. However, those plans became moot in light of the sale of the Company’s income-producing operations in June of 2015.

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

The Company sold the assets and related businesses of its CEI and ATS subsidiaries, and its AMS operations, being all of its revenue-producing operations, on June 29, 2015, and accounted for those operations as discontinued effective with this Quarterly Report on Form 10-Q for the period ended June 30, 2015.  Those events were reported in their entirety by the Company on its Current Report on Form 8-K on July 16, 2015, which in incorporated herein by reference. As of June 29, 2015, the Company has been without revenue-producing operations, and is reviewing opportunities for new mergers, acquisitions, or business combinations. The following summarizes those now-discontinued operations.

Recent Events and Direction of the Company

On June 29, 2015, the Company sold the assets and businesses of both its operating subsidiaries. The Company first accounted for those operations as discontinued on its Quarterly Report on Form 10-Q for the period ended June 30, 2015. Thus, following that date the Company has been without income-producing operations.

The Company is now seeking and evaluating other acquisitions, business combinations or merger opportunities. Such opportunities need not be in our prior areas of operations, consistent with our objective to function as a holding company with a diverse array of businesses. There can be no assurance that any such evaluations will result in viable acquisition opportunities, or that any viable acquisition opportunities can result in a formal business combination or relationship. Moreover, there can be no assurances that if we are able to identify a suitable opportunity, that we will have the financial ability to close on such a contemplated transaction or that the target will accept any bona fide offer made by us. Should the Company require additional capital to close such a transaction, that may require us to offer to sell and sell either our debt or equity securities. There can be no assurances, however, that any such efforts to do so would be successful. There have been no definitive plans for acquisition or merger agreements resulting from any evaluations.

Discussion Regarding the Company’s Operations

On June 29, 2015, the Company sold the assets of both its operating subsidiaries, its only revenue-producing operations.  The details of this transaction were reported on the Current Report on Form 8-K dated July 16, 2015, which includes a full detail of the actions taken. The Company first accounted for those operations as discontinued on this Quarterly Report on Form 10-Q for the period ended June 30, 2015. Thus, Acacia Diversified Holdings, Inc. is currently without income-producing operations.  Accordingly, the Company will provide only limited components of its discussion and analysis of financial condition and results of operations, and has elected to eliminate certain information and comparative results to prior periods in this report, as they would not be reflective of similar results or provide a proper basis for review.

Consolidated Operating Results of the Company

The Company’s consolidated statement of operations includes expenses incurred by the parent company at the corporate level in addition to those incurred at our subsidiary operations.  After selling the assets and businesses of its CEI and ATS subsidiaries, the Company’s only revenue-producing operations, as well as its AMS operations, on June 29, 2015 the Company accounted for those operations as discontinued beginning with its Quarterly Report on Form 10-Q for the period ending June 30, 2015.  As a result of accounting for its operations as discontinued, the Company does not report revenues or costs of fees earned in its current financial reports, but does report certain other operating expenses associated with the parent company.  Revenues and other components are accounted for in the consolidated statements of operations as gains or losses from discontinued operations. Accordingly, the Company will provide only limited components of its results of operations, and has elected to eliminate certain information and comparative results to prior periods in this report, as they would not be reflective of similar results or provide a proper basis for review.

Three Months Ended September 30, 2015

In the three month period ended September 30, 2015, compensation for our executives was about $17,000 per month and we had no expense for options or warrants. Other corporate G&A expenses in the third quarter of 2015 included a charge for legal and accounting fees of approximately $38,000, office rents of about $4,000, and other traditional expenses for travel, convention expenses, equipment lease/rental, postage and shipping, printing and office supplies, insurance, telephone, light, heat, power, etc.

In the same three-month period the Company incurred a consolidated net loss of approximately $174,000.  This net loss was comprised of a loss from continuing operations of about $146,00 that included the following components: (i) about $63,000 representing employee compensation; (ii) about $1,000 representing expenses for amortization and depreciation; (iii) about $6,000 representing interest expense; and, (iv) about $76,000 in general and administrative expenses. In addition to the loss from continuing operations, the Company also realized a net loss of about $28,000 from discontinued operations as the other component of the total consolidated net loss for the period of about $174,000.

Nine Months Ended September 30, 2015

In the nine month period ended September 30, 2015, compensation for our executives was about $35,000 per month, which included compensation for executives at the parent corporation as well as compensation for executives at our subsidiaries for the first six months of the year prior to disposal of those operations, and we had no expense for options or warrants. The first nine months of 2015 included a charge for legal and accounting fees of approximately $225,000, office rental costs of approximately $7,000, and other traditional expenses for travel, convention expenses, equipment lease/rental, postage and shipping, printing and office supplies, insurance, telephone, light heat power, etc.

In the same nine-month period the Company generated a consolidated net income of approximately $819,000.  This net income was comprised of a net loss of about $656,000 from continuing operations that included the following components: (i) about $306,000 representing total employee compensation at the parent and its subsidiaries; (ii) about $5,000 representing expenses for amortization and depreciation; (iii) about $13,000 representing interest expense; and, (iv) about $332,000 in general and administrative expenses. In addition to the loss from continuing operations, the Company also realized a net gain of about $1,475,000 from discontinued operations that included two components:  (i) a net gain of about $225,000 on discontinued operations; and, (ii) a net gain of about $1,250,000 on disposition of discontinued operations.

After applying the net gain on discontinued operations of about $1,475,000 against the loss from continuing operations of about $656,000 the Company reported a net income of about $819,000 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Our accountants have issued, in their prior audit report, a going concern opinion reflecting a conclusion that our operations may not be able to continue because of a lack of financial resources.

The Company’s liquidity in 2014 was provided by management fee revenues assessed to the Company's subsidiary operations and by personal financial support from the Company’s CEO.  While the cash flow from our subsidiary operations was sufficient to support those operations, it was not sufficient to also support the parent Company’s operations on a consolidated basis.

The Company’s liquidity during the first six months of 2015 was again provided by management fee revenues assessed to the subsidiary operations, which was sufficient to support those operations, but was not sufficient to also support the parent Company’s operations on a consolidated basis.  During most of that period, the Company’s liquidity was again augmented by personal financial support from the Company’s CEO.  However, in the final two days of the second quarter, the Company’s liquidity was supplemented by the sale of assets and businesses of the Company’s two operating subsidiaries on June 29, 2015. The cash flows resulting from that sale were sufficient to assure a positive cash flow and liquidity to the Company for the six months ended June 30, 2015.

In the third quarter of 2015, following the sale of the assets and businesses of its subsidiaries in the second quarter, the Company did not generate cash flow from operations to cover its corporate activity on an ongoing basis, essentially our executive officers, administrative overhead, rents, and overhead that includes the cost of lawyers and accountants required to be publicly held.  As such, the Company relied upon the cash generated from the sale of those assets on June 29th to provide the Company with liquidity in the third quarter of 2015 and for the first nine months of the year.  The cash generated from that sale is further anticipated to be sufficient to meet the Company’s liquidity needs for the remainder of 2015 and part of 2016.

As of September 30, 2015, the Company had a positive consolidated net cash flow of about $493,000 for the year to date.  This resulted from negative net cash flow of approximately $1,060,000 used in operating activities, offset by positive net cash flow provided by investing activities of about $2,330,000 coupled with a negative net cash flow used in financing activities of about $777,000.

The positive cash flow of about $2,330,000 provided by investing activities had two components: (i) cash flow used in continuing activities of about $17,000 resulting from purchase of equipment; and, (ii) cash flow provided by discontinued activities of about $2,347,000.

The negative cash flow used in financing activities resulted from costs associated with discontinued operations.

As a result, the approximate $1,060,000 net cash flow used in operating activities and the approximate $777,000 used in financing activities were offset by the approximate $2,330,000 positive cash flow provided by investing activities for a net increase in cash of about $493,000 for the nine months ended September 30, 2015.

The table below sets forth a summary of our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014

Cash flows (used in) operating activities	$(1,060,309)	$(84,987)
Cash flows provided by (used in) investing activities	2,330,316	(58,423)
Cash flows provided by (used in) financing activities	(776,854)	143,177
Net increase (decrease) in cash and cash equivalents	$493,153	$(233)

Our principal sources of liquidity are currently our cash and cash equivalents balances.  Our cash and cash equivalents totaled $503,241 as of September 30, 2015 compared to cash and cash equivalents of $10,088 as of December 31, 2014.

Following the sale and discontinuation of its subsidiary operations on June 29, 2015 the Company no longer has the revenue from its operating subsidiaries as a source of revenue to meet its expenses. As a result of those deficiencies and the loss of its revenue-producing operations, the Company will have to raise capital or institute or acquire additional operations with revenues sufficient to cover the costs of overheads in the future.

Cash Balances

As of September 30, 2015, following the sale of assets of its subsidiaries on June 29, 2015, the Company had approximately $503,000 cash, compared to $10,000 in cash at December 31, 2014.  The cash balance at September 30, 2015 is considered to be sufficient to meet its financial obligations for at least six months or more.

The Company will require substantial infusions of working capital or cash generated from new operations to insure long-term liquidity and assure its ability to meet its future obligations.   Additionally, the Company may seek infusions of working capital in the form of equity or debt capital, the former being considered most beneficial to the Company.  There can be no assurance the Company can be successful in obtaining infusions of capital to fuel its operations or further growth.

Financing of Planned Expansions and Other Expenditures

The Company plans to grow through acquisitions, mergers, or other business combinations, and anticipates that it will need to raise additional capital to do so, possibly through a private placement offering of its common stock. There can be no assurance the Company will be successful in its efforts to do so.

Dependence on Key Personnel

Our future performance depends in significant part upon the continued service of our Chief Executive Officer, Steven L. Sample. The loss of his services could have a material adverse effect on our business, prospects, financial condition and results of operations. The Company does not presently maintain key man life insurance on Mr. Sample, but may obtain such insurance at the discretion of its board of directors for such term as it may deem suitable or desirable. Our future success may depend on our ability to attract and retain highly qualified technical, sales and managerial personnel. The competition for such personnel can be intense, and there can be no assurance that we can attract, assimilate or retain highly qualified technical, sales and managerial personnel at favorable levels of compensation in the future.

Basis of Services Rendered and Contemplated Business

The Company operated automotive auctions from 2007 to 2012, and operated a food ingredient manufacturing business with a related milling services operation and a truck transport subsidiary from July of 2013 through the recent sale of its subsidiaries on June 29, 2015, all of which constituted the basis of services rendered during those periods. Since that date the Company has no revenue-producing operations, and therefore has no basis of services rendered at this time except those related to its ongoing administration as a holding company.

To better reflect the Company’s determination to employ a broader scope and direction in expanding its business model into more diversified service and product offerings, the Company changed its name from Acacia Automotive, Inc. to Acacia Diversified Holdings, Inc. effective October 18, 2012. The Company is currently considering merger, acquisition, or business combination opportunities in any industry.

Implementation of Business Plan

The Company currently does not have sufficient working capital to pursue its business plans related to acquisitions. The Company’s ability to implement its business plans will depend on its ability to find new mergers, acquisitions, or business combinations on favorable terms or to obtain sufficient working capital to execute its business plans. There can be no assurance that we will be able to obtain additional capital or operations, or, if available, that such capital or operations will be available on terms acceptable to us, or that we will be able to use the capital effectively or to generate profit from new operations, or if profits are generated, that they will be sufficient to carry out our business plans, or that the plans will not be modified.

Conflicts of Interest.

The Company is or may be subject to various conflicts of interest. The Company does not have a fully independent management staff, and will be relying on its management for the day-to-day administration, management, and operations of the Company and the Company’s assets.  As such, certain employees may have conflicts of interest in allocating time, services and functions to the Company in deference to their other activities.

The Company’s Secretary, a non-salaried part-time position with the Company, is employed full-time in Nashville, Tennessee in a diverse business.  The Secretary is not expected to, and does not devote substantial time to the affairs of the Company.

The Company’s CEO, Mr. Sample, currently it’s only full-time corporate executive officer, devotes the majority of his business time and efforts to the management and direction of the Company and, when applicable, to its subsidiaries and other operations.  He also serves as President of the Company and as a director and Chairman of the Board. Mr. Sample has also served as an officer and director of all the Company’s subsidiary corporations.  Service in those capacities with the subsidiaries is not considered to constitute a conflict of interest on the part of Mr. Sample or any other of the Company’s employees, managers, or directors.  Mr. Sample continues to serve as an officer and director of the Company as of September 30, 2015 and also served in those capacities with the Company’s most recent subsidiaries through their sale on June 29, 2015.  As such, there is not now, nor has there previously been considered to be, any material conflict of interest on his part.  However, the CEO of the Company may reasonably be expected to have or gain other affiliations, associations, or ownership interests in other entities which could under certain conditions be considered to be conflicts of interest.

Investment in the Company will not carry with it the right to invest in any other property or venture of the CEO or other officers, employees, or directors of the Company.

Item 4T. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

As is typical with many enterprises, the Company’s control processes are oriented toward operations, and production of financial statements reflects an outgrowth of operations and results of those operations. Internally, financial statements are a management tool to evaluate the operations and not an end of those operations. We closely monitor the daily results of our cash position and attempt to make certain that our cash position is adequate for the foreseeable future. Our financial statements are generated as part of the reporting on our operations, one metric of our operations, and as part of our obligations as a public entity.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer who also acts as our Principal Financial Officer, to allow timely decisions regarding required disclosure.  During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.   Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

During the third quarter of 2015 the Company did not make changes in its internal controls.

PART II. OTHER INFORMATION

Item 5. Other Information.

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

Acacia Diversified Holdings, Inc.

Date: November 10, 2015	By:	/s/ Steven L. Sample
Steven L. Sample
Chief Executive Officer and
Principal Financial Officer