Form 10-K
period 2015-12-31
Acacia Diversified Holdings, Inc.
filed 2016-02-12
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to ______________

Commission file number: 1-14088

Acacia Diversified Holdings, Inc.
(Exact name of registrant as specified in its charter)

Texas	75-2095676
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13575 58th Street North - #138    Clearwater, FL 33760
 (Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (727) 678-4420

3512 East Silver Springs Blvd. - #243  Ocala, FL  34470
 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 30, 2015 was $539,738

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,955,406 as of December 31, 2015.

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

The Company sold the assets and related businesses of its CEI and ATS subsidiaries, and its AMS operations, being all of its revenue-producing operations, on June 29, 2015, and accounted for those operations as discontinued effective with the Quarterly Report on Form 10-Q for the period ended June 30, 2015.  Those events were reported in their entirety by the Company on its Current Report on Form 8-K on July 16, 2015, which in incorporated herein by reference.

Following June 29, 2015 the Company was without revenue-producing operations, and began reviewing opportunities for new mergers, acquisitions, or business combinations, including its review of MariJ Agricultural, Inc. and related entities in the Clearwater, Florida area in August of that same year.  In November of 2015, the Company entered into a Letter of Intent to acquire the assets and businesses of the MariJ Group of Companies that included MariJ Agricultural, JR Cannabis Industries, LLC; Canna-Cures Research & Development Center, LLC; and, TropiFlora, LLC.  An amended Letter of Intent was drafted on December 8, 2015 and the acquisition was consummated on January 15, 2016 with an effective date of January 4, 2015.

Recent Events and Direction of the Company

On January 15, 2016 the Company acquired the assets and related businesses of the MariJ Group of companies consisting of four (4) entities, and intends to conduct its future business operations through two (2) newly-created wholly-owned subsidiaries utilizing the majority of those assets. The four acquired entities include:

MariJ Pharmaceuticals, Inc.

On January 15, 2016 the Company acquired the assets and business of MariJ Agricultural, Inc., a Florida corporation. Those assets and business were placed into the Company’s new subsidiary named MariJ Pharmaceuticals, Inc. (“MariJ”). While that entity had only began revenue-producing operations in Q4 of 2015, it is anticipated to expand its operations and revenues substantially in 2016 as an Acacia subsidiary following planned capital expansion based on success in raising the funding necessary to fuel those plans.

MariJ’s impetus will be in the extraction and processing of very high quality, high-CBD/low-THC content medical grade cannabis oils from medical cannabis plants.  MariJ specializes in organic strains of the plant, setting itself apart from the general producers of non-organic products.  In addition, MariJ has the technical expertise and capability to process and formulate the oils and to employ them in its compounding operations.  MariJ will seek to become engaged as owner or co-owner of a grow facility in Florida or other location(s) such as to produce its own plants for processing. MariJ has also been preparing for the 2016 rollout of its newly-developed, proprietary Geotraking Technology that is fully compliant with the Health Insurance Portability and Accountability standard (“HIPAA”) utilizing its “plant to patient” solution. This Geotraking Technology is designed to provide a full-channel patient care tracking system that is fully compliant under today’s strict HIPAA regulations that require privacy and security of the patient’s information. Beginning with RFID labeling and tracking of every single seed employed in the grow program and continuing through the sale of prescription products in a sophisticated retail PoS delivery system, the GeoTraking Technology will be the most advanced system available.

MariJ’s revenues are anticipated to be generated from several activities, including but not limited to the following:

a.
Cannabis oil extraction and processing. MariJ has a unique mobile cannabis oil processing and extraction unit designed into a heavy-duty vehicle.  That unit has already begun performing extractions and processing of medical organic hemp into oils at various sites, and is currently developing additional contracts for services.

b.	Wholesale sale of raw and processed low or zero-THC medical cannabis oils.
c.
Laboratory testing and certification services.  MariJ has begun construction of a mobile laboratory and testing unit, also on a heavy-duty truck chassis, intended to address the growing demand for these services in the medical cannabis industry.

d.	Licensing and support of the Company’s GeoTraking Technology systems
e.	Processing and compounding services for medical grade cannabis oils

The Company is preparing to seek additional investments and financing to pay the costs of building its second mobile oil extraction and processing unit, to finance final construction of its mobile laboratory and testing unit for the same industry, and to complete the roll-out of its GeoTraking Technology system. There can be no assurance the Company will be successful in its plans to generate the required capital.

Canna-Cures Research & Development Center, Inc.

The Company acquired the assets and the business of Canna-Cures Research & Development Center, LLC, a Florida organization, on January 15, 2016.  The Company intends to utilize this new subsidiary to engage in research and development activities as well as retail and wholesale distribution of medical cannabis products and dietary supplements, depending upon our ability to comply in each instance with FDA rules and other regulations.  As a part of its R&D efforts, the new subsidiary will seek to align itself with institutions of higher learning in working to develop new products and to identify and develop additional uses for its medical cannabis products.

While this subsidiary has not yet implemented revenue-producing operations, it is anticipated to begin generating revenues after mid-2016. Those revenues will be generated from several activities, including the following:

a.
Canna-Cures will seek to enter into research and development projects with institutions of higher learning in efforts to develop new and better strains of medical cannabis related products for dispensing as medications, nutraceuticals, cosmeceuticals, and probably dietary supplements.  Canna-Cures anticipates participating in state and federal grants in conjunction with one or more universities as a means to defray part of its costs in these efforts.

b.
Private label packaging services.  The Company has obtained a majority of the equipment required to engage in the business of packaging and labeling of medical cannabis oils, oil-infused products, and related items.

c.
Retail sales of medical cannabis oils, oil-infused products, and other merchandise through its web-based portal or retail dispensaries planned for that purpose.  These activities are dependent in large part upon meeting FDA regulations and criteria relating to the sale and distribution of cannabis-infused products, and the Company is currently in the process of determining the status of those criteria.

d.
Retail and wholesale sales of cosmeceutical and nutraceutical products and dietary supplements containing its high-quality cannabis oil extracts, again dependent upon the same FDA regulations and criteria as mentioned in item (c) above.

The Company will require additional capital to finalize these plans and accommodate the roll-out of its services for this subsidiary, and intends to begin its capital raising activities within the next 60 to 90 days or less. There can be no assurance the Company will be successful in its plans to generate that capital.

JR Cannabis Industries, LLC

The third entity acquired in the transactions of January 15, 2016 was JR Cannabis Industries, LLC.  That entity was a service business providing management services in coordination with the activities of MariJ Agricultural. Following the acquisition of those entities, Acacia determined that it no longer needed services the same or similar to those of JR Cannabis Industries, and therefore has elected to recreate it as a subsidiary of the Company

TropiFlora, LLC

The fourth and final entity acquired in the transactions of January 15, 2016 was TropiFlora, LLC

In the acquisition transactions of January 15, 2016 the Company acquired the non-capital assets and the business of TropiFlora, LLC, but not the goodwill or the capital assets of TropiFlora, as a part of its efforts to engage growing cannabis in Florida. Prior to TropiFlora’s acquisition by MariJ, and ultimately by Acacia, it was a grower with decades of experience in the nursery industry with the capacity to grow large quantities of plants.  MariJ and subsequently Acacia acquired the business of TropiFlora to position itself to be issued a Growers License under the new 2015 Florida cannabis laws,  If successful in obtaining a Florida Growers License, TropiFlora, as an Acacia subsidiary, would cultivate and distribute legal medical cannabis products in the state, opening the door to the sale of the non-euphoric strains of cannabis to treat patients with seizure disorders and cancer. However, the State of Florida announced the names of the five applicants that were to be awarded the Growers Licenses, but TropiFlora was not among the winners.  Substantial legal objections have arisen as to the Florida license award process, prompting the filing of a number of complaints and spawning litigation with the State. The Company believes that, among other things, TropiFlora was unfairly judged for the licensing opportunity. The legal complaints instituted by TropiFlora while a part of the MariJ Group of companies and before its acquisition by Acacia left many questions that can only be answered as the cases progress through the administrative and judicial systems.  As a result of the fact that substantial sums would be required to pursue the reversal of the perceived errors in the licensing process, the Company believes it is not in its best interests to continue on that course.  Accordingly, the Company has therefore determined to exercise its option to rescind the TropiFlora acquisition under the certain specific terms and conditions agreed prior to its acquisition. Thus, the Company will take no action to create or operate a subsidiary utilizing the acquired TropiFlora assets.

As such, the Company intends to instead seek one or more other potential new licensing opportunities within Florida in conjunction with the anticipation of future license offerings, or to seek licensing opportunities in other states.

Employees

The Parent Company had two officers in 2015, being Steven L. Sample, its Chairman, President and Chief Executive Officer, and Patricia Ann Arnold, its Secretary.  Ms. Arnold served in her capacity as a non-employee, while Mr. Sample served as a full-time employee of the Company. Ms. Arnold spent less than full time on the affairs of the Parent Company. The Parent Company also had one other full time senior accounting employee in 2015. On January 15, 2016 the Company acquired the assets and businesses of the MariJ Group of companies. (See “Recent Events and Direction of the Company” for a complete summary of those transactions. As a part of those transactions, the Company’s CEO, Mr. Sample, and its Secretary, Ms. Arnold, resigned in order to accommodate the appointment of new persons to those positions.  Mr. Sample remains an employee and a Director of the Company.

As of January 15, 2016, the Company’s new wholly-owned operating subsidiary, MariJ Pharmaceuticals, Inc., its only current revenue-producing subsidiary, had a total of approximately 6 full-time and part-time employees. The other subsidiary of the Company as of that date was in the process of organizing its business plans and had not yet instituted operations under the Company as its new parent.  Both subsidiaries anticipate hiring additional personnel as their revenue-producing activities are increased in 2016.

The Company, should it be successful in executing its business plan, believes that it may be required to expand its staff to implement the controls necessary to manage a larger organization. This would possibly result in the need for a Chief Financial Officer, Corporate Controller or other officers and/or managers and additional basic support personnel. The Company will endeavor to operate with the smallest corporate management staff possible so as to maintain the lowest overhead possible while still effecting sufficient management processes to properly guide the company.

Governmental Regulation

A majority of the states that have legalized the growing, production, and use of cannabis oil have legislated the use of high-CBD content and low-THC content oils.  As a result, and in keeping with regulations and laws in those venues, the Company, through its subsidiaries, intends to concentrate on those products unless and until the laws change to facilitate a wider range of grow and production opportunities.  The Company does have the technology and capability of extracting high-THC oils in those venues that do allow it, and will provide services to growers in those areas as contracted.

The Company, through its new subsidiaries, will operate in the medical cannabis sector.  In order to help our shareholders better understand the products it intends to employ in its business plans, we have provided certain explanations and definitions below.

The Company will initially extract and process a derivative of the cannabis plant known as CBD oil. CBD is one of dozens of compounds found in cannabis plants that belong to a class called cannabinoids. Of these compounds, CBD and THC are usually present in the highest concentrations, and have the most common practical applications in the medical field.  The Company’s subsidiaries currently give most attention to high-CBD/low-THC products.  Marijuana, unlike most modern day medicine, contains a wide range of chemical compounds. Scientists have identified over 60 unique molecules in cannabis known as cannabinoids, which include THC and CBD. Many other non-cannabinoid compounds are produced by the plant, but these are the compounds are most addressed as having a use by the medical community.

Terpenes, the molecules responsible for marijuana’s smell, have been shown to block some cannabinoid receptor sites in the brain while promoting cannabinoid binding in others. As a result, terpenes are believed to affect many aspects of how the brain takes in THC or CBD, while offering various therapeutic benefits of their own. In fact, while THC has gotten most of the attention, studies suggest many of the compounds in marijuana work together to produce a synergy of effects. This is known as the “entourage effect.”

CBD and THC levels tend to vary between different strains and varieties of cannabis.  By using selective breeding techniques, certain growers have managed to create varieties with high levels of CBD and THC, being the varieties currently employed for oil production by the Company’s MariJ Pharmaceuticals subsidiary.  That subsidiary also specialized in extracting oil from certified organic plants, rather than the standard non-organic varieties.

Unlike THC, CBD does not cause a high or hallucinogenic effect. The reason why CBD is non-psychoactive is due to its lack of affinity for CB1 receptors, such as are found in high concentrations in the brain, and which become the channels through which THC is able to port its psychoactive effects.

The Company, as with most other companies, is subject to various business regulations, permits and licenses. The Company, through its new subsidiaries, has enter a new business realm that may entail considerably more regulation than its previous endeavors, and faces uncertainties related to federal laws that are in conflict with state laws in which the Company’s subsidiaries now operate or may operate in the future. It is possible that the federal government will ease its regulations relating to the cannabis industry, or even legalize the operation of and transporting of products resulting from business operations in that sector.  However, it is also possible that the government may decide to harden its stance against cannabis related products.  In the event the federal government takes a harder stance against cannabis-related products, the Company could suffer impairment of its operations and could sustain substantial losses.  The Company cannot foresee what direction the federal government may take in these matters, if any, but sees a continuing evidence that various states are legalizing cannabis products, both high-CBD/low-THC compounds as well as compounds containing high levels of THC. The Company believes that it has complied with appropriate state requirements for operations and believes it has obtained all permits necessary to function under the current state regulations.

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

Item 1A. Risk Factors

Our auditors have issued a going concern opinion with respect to our consolidated financial statements although our financial statements are prepared using generally accepted accounting principles, assuming the Company will continue as a going concern.

Inherent risks currently exist in this industry as a result of the determination by many nationally-chartered banks that they would be operating outside the federal laws by accepting deposits from cannabis oil producers.  Many states have legalized the growing, production, sale, and consumption of various cannabis related products, but the federal government has continued to take the position that such activities are not legal.  However, the federal government has taken the posture for years that it will defer to the states in those matters insofar as certain products, such as those containing a high concentration of THC, are not transported across state lines.  While the federal government has generally turned a blind eye to these matters in favor of state legislation, it nonetheless sends confusing signals to the industry.  As such, many nationally-chartered banks fear prosecution under money-laundering or other statutes, relegating some businesses to maintain large sums of cash on hand, even meeting payrolls and accounts payable obligations with cash rather than checks.  As a result, those businesses are placed at high risk of internal and external theft and crimes relating to the lack of controls and security afforded by transactional banking.  The Company is currently utilizing credit unions for its deposit needs, but this still creates risks when the proceeds at diverse production locations , often themselves in cash due to the same issues, cannot be deposited in nearby accessible depositories.  The Company has acquired an armored vehicle for use in the transport of cash and cannabis products, but believes those risks will not be minimized until national depository institutions allow cannabis-related businesses to utilize their facilities.

Because We Have Limited Operating History, it is Difficult to Evaluate Our Business.

On January 15, 2016 the Company acquired certain assets that it will utilize in revenue-producing operations under two new operating subsidiaries related to the medical cannabis industry.  As a result of our limited operating history in those businesses, you have very little operating and financial data about us upon which to base an evaluation. You should consider our prospects in light of the risks, expenses and difficulties we may encounter, including those frequently encountered by new companies. If we are unable to execute our plans and grow our business, either as a result of the risks identified in this section or for any other reason, this failure would have a material adverse effect on our results of operations, business prospects, and financial condition.

The medical cannabis industry faces very uncertain regulation in the light of the continuing deregulation of cannabis products in many states, either as high-CBD/low-THC products, or as high-THC products, but the continuing regulation of the cannabis industry by the federal government.  While the federal government has for several years chosen to not intervene in the cannabis business conducted legally within the states that have legislated such activities, there is nonetheless the potential that the federal government may at any time chose to begin enforcing its rules against the manufacturing, possession, or use of cannabis-based products.  Similarly, there is the possibility that the federal government may enact legislation or rules that authorize the manufacturing, possession or use of those products under specific guidelines.  In the event the federal government were to tighten its regulation of the industry, the Company would likely suffer substantial losses.  In the event the federal government were to loosen or change its rules or laws in favor of the industry, the Company would have an opportunity to benefit substantially if it were properly positioned to take advantage of the new opportunities.

As such, the purchase of our securities is a purchase of an interest in what should be considered as a high risk venture or in a new or “start-up” venture with all the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

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

We will seek to implement our acquisition strategy in certain industries that may have unknown risks due to governmental regulation

The medical cannabis industry faces very uncertain regulation in the light of the continuing deregulation of cannabis products in many states, either as high-CBD/low-THC products, or as high-THC products, but the continuing regulation of the cannabis industry by the federal government.  While the federal government has for several years chosen to not intervene in the cannabis business conducted legally within the states that have legislated such activities, there is nonetheless the potential that the federal government may at any time chose to begin enforcing its rules against the manufacturing, possession, or use of cannabis-based products.

Inherent risks currently exist in this industry as a result of the determination by many nationally-chartered banks that they would be operating outside the federal laws by accepting deposits from cannabis oil producers. Governmental regulation in this area may adversely affect the Company’s operations, or may eliminate this barrier to normalization of the capital controls function.

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

Need for Additional Financing

The Company does not have adequate capital or resources to fund its operations and other capital needs for the next six months without new and expanding revenue sources or additional capital infusion, and there can be no assurance that such funds will become available in amounts sufficient to meet the obligations of our business. The Company may require additional amounts of capital for its future expansion and working capital, possibly from private placements of its common stock or borrowing, but there can be no assurance that such financing will be available, or that such financing will be available on acceptable terms.

Dependence on Key Personnel

Our future performance depends in significant part upon the continued service of our Chief Executive Officer, Richard K. Pertile. The loss of Mr. Pertile’s services could have a material adverse effect on our business, prospects, financial condition and results of operations. The Company does not presently maintain key man life insurance on Mr. Pertile, but may obtain such insurance at the discretion of its board of directors for such term as it may deem suitable or desirable. Our future success may depend on our ability to attract and retain highly qualified technical, sales and managerial personnel. The competition for such personnel can be intense, and there can be no assurance that we can attract, assimilate or retain highly qualified technical, sales and managerial personnel for favorable compensations in the future.

Technological Change

Technology, particularly the ability to (i) stay abreast of and ahead of current production oil extraction technologies; (ii) successfully create and promote new products related to our industry; (iii) continue to take a leading role in maintenance and distribution of our planned GeoTraking technology as it relates to RFID tracking from seed to sale, HIPAA compliance across the board including in its proprietary PoS systems, and otherwise; and (iv) use the Internet to conduct business and allow several management functions, is characterized by rapidly changing technology, evolving industry standards, frequent new product and service announcements, introductions and enhancements, and changing customer demands. Our future success will to some degree depend on our ability to adapt to rapidly changing technologies, our ability to adapt its solutions to meet evolving industry standards and our ability to improve continually the performance, features and reliability of its solutions.  Similarly, the Company must also continue to examine new processes and technologies related to its new citrus byproducts subsidiary. The failure of the Company to adapt successfully to such changes in a timely manner could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful implementation of solutions, or that any new solutions or enhancements to existing solutions will adequately meet the requirements of its current and prospective customers and achieve any degree of significant market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new solutions or enhancements to existing solutions in a timely manner or in response to changing market conditions or customer requirements, or if its solutions or enhancements do not achieve a significant degree of market acceptance, the Company's business, results of operations and financial condition could be materially and adversely affected.

Competition

Any industry served by the Company is likely to be highly competitive across the entire United States and the rest of the world. In particular, the cannabis industry, being the impetus of all the Company’s attention at this juncture, is very highly competitive and has drawn thousands of competing entities.  While the Company believes its technology, programs, and plans place it in a posture to compete at the highest levels, the sheer numbers of competitors must be recognized. The Company has elected to devote the majority of its efforts on production and sales of its products and services within the continental United States, but may institute operations in diverse countries.  Even so, the Company must be considered as currently competing with other companies in diverse countries than can potentially produce and sell competitive products at lower prices.  While the Company believes that there are other hurdles for those foreign entities to overcome, including the high cost of international shipping to U.S. buyers, we believe that they nonetheless can compete with us in our markets.  We will potentially compete with a variety of companies, both domestic and international, and as such will be subject to various levels of competition. There is no assurance the Company will be able to adhere to its plans or to engage in any acquisitions or mergers at all.  The Company will consider fielding opportunities to buy, sell or distribute its products in other countries.

Control

Our Chief Executive Officer and Chairman of the Board of Directors owns or controls a significant percentage of our outstanding voting securities which could reduce the ability of minority shareholders to effect certain corporate actions.

As of January 15, 2016, in subsequent actions related to the acquisition of assets of the MariJ Group of companies by the Company, our Chief Executive Officer and Chairman of the Board of Directors, Richard K. Pertile, was issued 1,014,000 new Common shares of the Company in exchange for his interests in the acquired entities. In addition, he was granted, from the CEO and Chairman of the Board of the Company until that date, Steven L. Sample, the right of first refusal to purchase 2,500,000 shares of Mr. Sample’s Common stock of the Company in a window between April 4 and May 4, 2019, and was also given a proxy to vote those shares in the interim.  As such, following those transactions, Mr. Pertile owned 6.57% of the Company’s issued and outstanding common stock and controlled through the proxy 2,500,000 additional votes, or 16.20% of the total issued and outstanding voting power of the Company for a combined 3,514,000 votes, or 22.77% of the total. As a result, he currently possesses significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. His effective control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.  As of the same date, Mr. Sample, the outgoing CEO and Chairman of the Company, continued to control the dispositive voting power of his remaining personal shares of the Company, after accounting for those votes given to Mr. Pertile by proxy, of 3,015,479 shares, or 19.54% of all issued and outstanding votes of the Company. In the event Mr. Sample were to combine his votes on any issue with the votes held by Mr. Pertile, they would jointly possess 42.31% of the voting power of the Company, allowing them significant influence that could elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. As of that same date, all officers and directors of the Company owned a combined total 6,809,979 shares representing 44.26% of the Company’s issued and outstanding common stock and voting power. Based upon the Company's current business plan, it is anticipated that Mr. Pertile will continue to have substantial influence over, if not effective control over the Company’s operations in the near future, including the election of a majority of its board of directors, the issuance of additional shares of equity securities, and other matters of corporate governance, perhaps even after some potential subsequent issuances by the Company of new common shares for capital raising activities, acquisitions, or merger activities.

We may, in the future, issue additional shares of common stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation, as amended, authorize the issuance of 150,000,000 shares of common stock.  The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Product and Service Offerings

On January 15, 2016 the Company acquired the assets and related businesses of the MariJ Group of companies consisting of four (4) entities, and intends to conduct its future business operations through two (2) newly-created wholly-owned subsidiaries utilizing the majority of those assets. The four acquired entities include:

MariJ Pharmaceuticals, Inc.

On January 15, 2016 the Company acquired the assets and business of MariJ Agricultural, Inc., a Florida corporation. Those assets and business were placed into the Company’s new subsidiary named MariJ Pharmaceuticals, Inc. (“MariJ”). While that entity had only began revenue-producing operations in Q4 of 2015, it is anticipated to expand its operations and revenues substantially in 2016 as an Acacia subsidiary following planned capital expansion based on success in raising the funding necessary to fuel those plans.

MariJ’s impetus will in the extraction and processing of very high quality, high-CBD/low-THC content medical grade cannabis oils from medical hemp plants.  MariJ specializes on organic strains of the plant, setting itself apart from the general producers of non-organic products.  In addition, MariJ has the technical expertise and capability to process and formulate the oils and to employ them in its compounding operations.  MariJ will seek to become engaged as owner or co-owner of a grow facility in Florida or other location(s) such as to produce its own plants for processing. MariJ has also been preparing for the 2016 rollout of its newly-developed, proprietary Geotraking Technology that is fully compliant with the Health Insurance Portability and Accountability standard (“HIPAA”) utilizing its “plant to patient” solution. This Geotraking Technology is designed to provide a full-channel patient care tracking system that is fully compliant under today’s strict HIPAA regulations that require privacy and security of the patient’s information. Beginning with RFID labeling and tracking of every single seed employed in the grow program and continuing through the sale of prescription products in a sophisticated retail PoS delivery system, the GeoTraking Technology will be the most advanced system available.

MariJ’s revenues are anticipated to be generated from several activities, including but not limited to the following:

a.
Cannabis oil extraction and processing. MariJ has a unique mobile cannabis oil processing and extraction unit designed into a heavy-duty vehicle.  That unit has already begun performing extractions and processing of medical hemp oils at various sites, and is currently developing additional contracts for services.

b.	Wholesale sale of raw and processed medical cannabis oils.
c.
Laboratory testing and certification services.  MariJ has begun construction of a mobile laboratory and testing unit, also on a heavy-duty truck chassis, intended to address the growing demand for these services in the medical cannabis industry.

d.	Licensing and support of the Company’s GeoTraking Technology systems
e.	Processing and compounding services for medical grade cannabis oils

The Company is preparing to seek additional investments and financing to pay the costs of building its second mobile oil extraction and processing unit, to finance final construction of its mobile laboratory and testing unit for the same industry, and to complete the roll-out of its GeoTraking Technology system. There can be no assurance the Company will be successful in its plans to generate the required capital.

Canna-Cures Research & Development Center, Inc.

The Company acquired the assets and the business of Canna-Cures Research & Development Center, LLC, a Florida organization, on January 15, 2016.  The Company intends to utilize this new subsidiary to engage in research and development activities as well as retail and wholesale distribution of medical cannabis products and dietary supplements, depending upon our ability to comply in each instance with FDA rules and other regulations.  As a part of its R&D efforts, the new subsidiary will seek to align itself with institutions of higher learning in working to develop new products and to identify and develop additional uses for its medical cannabis products.

While this subsidiary has not yet implemented revenue-producing operations, it is anticipated to begin generating revenues after mid-2016. Those revenues will be generated from several activities, including the following:

a.
Canna-Cures will seek to enter into research and development projects with institutions of higher learning in efforts to develop new and better strains of medical cannabis related products for dispensing as medications, nutraceuticals, cosmeceuticals, and probably dietary supplements.  Canna-Cures anticipates participating in state and federal grants in conjunction with one or more universities as a means to defray part of its costs in these efforts.

b.
Private label packaging services.  The Company has obtained a majority of the equipment required to engage in the business of packaging and labeling of medical cannabis oils, oil-infused products, and related items.

c.
Retail sales of medical cannabis oils, oil-infused products, and other merchandise through its web-based portal or retail dispensaries planned for that purpose.  These activities are dependent in large part upon meeting FDA regulations and criteria relating to the sale and distribution of cannabis-infused products, and the Company is currently in the process of determining the status of those criteria.

d.
Retail and wholesale sales of cosmeceutical and nutraceutical products and dietary supplements containing its high-quality cannabis oil extracts, again dependent upon the same FDA regulations and criteria as mentioned in item (c) above.

The Company will require additional capital to finalize these plans and accommodate the roll-out of its services for this subsidiary, and intends to begin its capital raising activities within the next 60 to 90 days or less. There can be no assurance the Company will be successful in its plans to generate that capital.

JR Cannabis Industries, LLC

The third entity acquired in the transactions of January 15, 2016 was JR Cannabis Industries, LLC.  That entity was a service business providing management services in coordination with the activities of MariJ Agricultural. Following the acquisition of those entities, Acacia determined that it no longer needed services the same of r similar to those of JR Cannabis Industries, and therefore has elected to recreate it as a subsidiary of the Company.

TropiFlora, LLC

The fourth and final entity acquired in the transactions of January 15, 2016 was TropiFlora, LLC

In the acquisition transactions of January 15, 2016 the Company acquired the non-capital assets and the business of TropiFlora, LLC, but not the goodwill or the capital assets of TropiFlora, as a part of its efforts to engage growing cannabis in Florida. Prior to TropiFlora’s acquisition by MariJ, and ultimately by Acacia, it was a grower with decades of experience in the nursery industry with the capacity to grow large quantities of plants.  MariJ and subsequently Acacia acquired the business of TropiFlora to position itself to be issued a Growers License under the new 2015 Florida cannabis laws.  If successful in obtaining a Florida Growers License, TropiFlora, as an Acacia subsidiary, would cultivate and distribute legal medical cannabis products in the state, opening the door to the sale of the non-euphoric strains of cannabis to treat patients with seizure disorders and cancer. However, the State of Florida announced the names of the five applicants that were to be awarded the Growers Licenses, but TropiFlora was not among the winners.  Substantial legal objections have arisen as to the Florida license award process, prompting the filing of a number of complaints and spawning litigation with the State. The Company believes that, among other things, TropiFlora was unfairly judged for the licensing opportunity. The legal complaints instituted by TropiFlora while a part of the MariJ Group of companies and before its acquisition by Acacia left many questions that can only be answered as the cases progress through the administrative and judicial systems.  As a result of the fact that substantial sums would be required to pursue the reversal of the perceived errors in the licensing process, the Company believes it is not in its best interests to continue on that course.  Accordingly, the Company has therefore determined to exercise its option to rescind the TropiFlora acquisition under the certain specific terms and conditions agreed prior to its acquisition. Thus, the Company will take no action to create or operate a subsidiary utilizing the acquired TropiFlora assets.

As such, the Company intends to instead seek one or more other potential new licensing opportunities within Florida in conjunction with the anticipation of future license offerings, or to seek licensing opportunities in other states.

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

Our lack of history in our current industry makes evaluating our business difficult.

We have a limited operating history in our current industry and we may not sustain profitability in the future.

To sustain profitability, we must:

•	develop and identify new clients in need of our product;
•	economically increase production output;
•	compete with larger, more established competitors in our industry;
•	maintain and enhance our brand recognition; and
•	adapt to meet changes in our markets and competitive developments.

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

Expanding our product offerings or number of offices may not be profitable.

We may choose to develop new products to offer. Developing new offerings involves inherent risks, including:

•	our inability to estimate demand for the new offerings;
•	our inability to perfect the new products;
•	our ability to locate and identify new buyers for those products;
•	competition from more established market participants; and
•	a lack of market understanding.

In addition, expanding into new geographic areas and/or expanding current service offerings is challenging and may require integrating new employees into our culture as well as assessing the demand in the applicable market.

Risks of Low Priced Stocks

Following its initial public offering of its common stock in 1996, the Company’s shares were originally traded on the NASDAQ Exchange into 2000 as Gibbs Construction, Inc. under the trading symbol GBSE. Gibbs encountered severe financial difficulties in 2000, after which it was moved from the NASDAQ Capital Markets to the OTC Pink Sheets. Following the resurrection of the Company’s operations in 2007 through the intervention and assistance of the Company’s CEO, Mr. Sample, its stock currently trades on the OTCQB exchange under the trading symbol ACCA. Most of the Company’s issued and outstanding common shares continue to be restricted shares resulting in a small “float”. For that and other reasons the Company’s securities have been thinly traded, and while a trading market for the Company's common stock could develop further with its current or new operations and the further release of restrictions on registered shares, there can be no assurance that it will do so.

Following the acquisition of the MariJ Group of companies on January 15, 2016 the Company saw immediate and continuing increased activity in the trading of its stock, with trading volumes exceeding any for at least the past ten years.

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

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  Our common stock is therefore considered a “penny stock”, and we are subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Description of Properties

Prior to the sale of the assets of the Company’s subsidiaries on June 29, 2015 the Company’s Citrus Extracts, Inc. subsidiary leased manufacturing and administrative facilities in Ft. Pierce, Florida on a year-to-year lease – the maximum allowed by Florida state law in this facility.  The leased premises consisted of two buildings of approximately 15,000 combined square feet indoors housing its manufacturing operations, warehouse space, elevated loading docks, and office space at a cost of $4,691 per month. The lease also provided for sufficient outdoor parking and operating space such as to accommodate the Company’s needs. The Company also concurrently maintained office and administrative space in Ocala, Florida, at a cost of approximately $600 per month, but will cancel that lease in January of 2016. The Company also rented on a month-to-month basis an additional warehouse in the Fort Pierce State Farmers Market consisting of approximately 1,900 square feet for $838.50 per month for additional temporary warehouse space. Following the sale of those assets and the related business on June 29, 2015 the Company assigned the leases in Fort Pierce to the buyer of the assets, and continued to retain the office space in Ocala through December 31, 2015.  The Company discontinued the lease on the Ocala office space effective January 15, 2016.

Item 3.    Legal Proceedings

None.

Item 4.    Submission of Matters to a Vote of Security Holders

On June 29, 2015 shareholders holding more than 50% of the total issued and outstanding shares of our common stock entered into a Written Consent in Lieu of a Special Meeting of Shareholders approving the sale of substantially of the assets of our operating subsidiaries (the “Stockholder Resolution”)(the “Transaction”). The Resolution also approved and ratified certain agreements ancillary to the Transaction, such as asset assignment.

The Stockholder Resolution further provided that:

(a)
the management of the Company was specifically authorized to employ the proceeds of the Transaction to retire any outstanding liabilities of the Company and to further employ any remainder in its effort to identify and acquire new businesses or business assets;

(b)	Steven Sample, Danny Gibbs, Dan L. Rigdon and V. Weldon Hewitt were elected as Directors of the Company for a term of one (1) year subject to their replacement or resignation;

(c)
authorized and approved an extension to the Amended Employment Agreement by and between the Company and Steven Sample, our Chairman of the Board of Directors, Chief Executive Officer and majority shareholder as of December 31, 2015 extending the term of such agreement two (2) years, until December 31, 2019;

(d)	the Articles of Incorporation and Bylaws of the Company be amended, as described therein; and

(e)	the Company’s Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan be terminated.

These events were further reported in the Company’s Current Report on Form 8-K filed on July 16, 2015, which described those events in detail, and which report is incorporated herein by reference.

On January 15, 2016 shareholders holding more than 50% of the total issued and outstanding shares of our common stock entered into a Written Consent in Lieu of a Special Meeting of Shareholders and approved the Company’s acquisition of a majority of the assets of the Marij Group of companies. The consent resolution further approved the issuance of 2,474,850 shares of the Company’s common stock for such assets as well as ratifying the formal Asset Purchase Agreement. In addition, that same majority of the shareholders of the Company elected Richard Pertile, Neil B. Gholson and Gary Roberts, Jr. as directors of the Company.

These events were further reported in the Company’s Current Report on Form 8-K filed on January 19, 2015, which described those events in detail, and which report is incorporated herein by reference.

On January 26, 2016 the Company filed with the Securities and Exchange Commission s Preliminary Proxy Statement on Form Prer-14a.  Among other things, the Proxy Statement calls for a vote of the Company’s shareholders in matters relating to the election of directors, appointment of KWCO, PC as the Company’s public accounting firm for 2016, and matters relating to “say on pay” for the Company’s executives.  Those events detailed in the Definitive Proxy Statement on Form Prer-14a are incorporated herein by reference.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

We are presently traded on the OTCQB Market under the ticker symbol ACCA. There were six market makers who commonly made markets in our stock as of December 31, 2015. Our stock has been thinly traded during the past three fiscal years.  Moreover, we do not believe that any institutional or other large scale trading of our stock has occurred, or will in fact occur in the near future unless we are successful in funding and implementing our business plan, are successful in returning to the NASDAQ Exchange, or both.  The following table sets forth information as reported by the National Association of Securities Dealers Composite Feed or Other Qualified Interdealer Quotation Medium for the high and low bid and ask prices for each of the twelve quarters ending December 31, 2015. The following prices reflect inter-dealer prices without retail markup, markdown or commissions and may not reflect actual transactions.

	Closing Bid		Closing Ask
	High	Low	High	Low
Quarters ending in 2013
March 31	$0.01	$0.01	$1.80	$0.69
June 30	0.25	0.15	1.80	0.80
September 30	0.65	0.20	1.80	0.55
December 31	$0.51	$0.36	$1.00	$0.51
Quarters ending in 2014
March 31	$0.55	$0.06	$1.41	$0.70
June 30	0.20	0.06	0.70	0.70
September 30	0.20	0.06	0.70	0.65
December 31	$0.13	$0.10	$0.65	$0.51
Quarters ending in 2015
March 31	$0.14	$0.01	$0.65	$0.49
June 30	0.06	0.02	0.49	0.44
September 30	0.40	0.03	1.00	0.30
December 31	$0.40	$0.06	$0.80	$0.53

As of December 31, 2015 the Company had 191 stockholders of record. The Company believes that it may also have as many as 200 or more additional beneficial shareholders.  The number of both shareholders of record and beneficial shareholders may change on a daily basis and without the Company’s immediate knowledge.  In subsequent events of January 15, 2016 the Company issued 2,474,850 new shares of the Company’s common stock to 39 new shareholders in the acquisition transaction of that same date, resulting in an increase to 230 shareholders of record as of that date plus an estimated 200 or more additional shareholders.

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

At its meeting of directors on February 1, 2007, the Company’s board of directors approved the Acacia Automotive, Inc. 2007 Stock Incentive Plan1 (the “Plan”), which was approved by our stockholders on November 2, 2007, reserving 1,000,000 shares to be issued thereunder in the form of common stock or common stock purchase options.  On July 26, 2012, our shareholders voted to update and extend the Acacia Automotive, Inc. 2007 Stock Incentive Plan, renaming it the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan. Warrants, which may be included as equity compensation of used in other manners, are not a component of the Plan. On June 29, 2015 shareholders holding a majority of the shares of the Company voted to discontinue the Company’s stock incentive plans, but shares or options may still be authorized and issued by the Company’s Board of Directors. In resolutions since the implementation of the Plan, the directors granted restricted stock, warrants, and options for compensation summarized as follows as of December 31, 2015:

SUMMARY OF EQUITY COMPENSATION PLANS

Plan Description at December 31, 2015 and 2014	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Initial Number of Securities Available for Issue Under the Plan	-	-	1,000,000
Total options approved and issued in 2014 (1)	-	-	-
Options forfeited by former holders in 2014 (1)	-	-	-
Total Equity Plan Options outstanding at December 31, 2014 (1)	90,000	0.34	4,243,072
Total options approved and issued in 2015	-	-	-
Options forfeited by former holders in 2015	-	-	-
Total Equity Plan Options outstanding at December 31, 2015 (2)	90,000	0.34	*-

(1)	The number of Options issued and forfeited under the Plan in the years 2007 through 2015 and the increases in securities added to the Plan* for each year are as follows:

Year	Options Granted	Options Forfeited	Securities added to Plan	Securities available* at December 31st
2007	155,000	-0-	-0-	845,000
2008	240,000	-0-	479,900	1,084,900
2009	195,000	-0-	482,500	1,372,400
2010	145,000	(255,000)	483,300	1,965,700
2011	-0-	(390,000)	462,500	2,818,200
2012	-0-	-0-	462,500	3,280,700
2013	-0-	-0-	462,500	3,743,200
2014	-0-	-0-	499,872	4,243,072
2015	-0-	-0-	*-	*-

* The plan was terminated at 6-29-2015.

(2)
Of the 90,000 options still active as of December 31, 2015: (i) 15,000 expire at 2-1-2017; (ii) 10,000 expire at 11-2-2017; (iii) 15,000 expire at 12-31-2018; (iv) 30,000 expire at 11-6-2019; and, (v) 20,000 expire at 12-23-2020.

Item 6.    Selected Financial Data

Not Applicable

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Limited Discussion

The following summarizes the factors affecting the operating results and financial condition of Acacia Diversified Holdings, Inc. This discussion should be read together with the financial statements and the notes to financial statements included elsewhere in this report. In addition to historical financial information, the following discussion and analysis contain forward-looking statements.

The Company sold its Citrus Extracts, Inc. and Acacia Transport Services, Inc. subsidiaries, its only revenue producing operations, in the Fort Pierce, Florida, area on June 29, 2015, and first accounted for those operations as discontinued effective with its Quarterly Report on Form 10-Q for the period ended June 30, 2015 and further reported on its Quarterly Report on Form 10-Q for the periods ended September 30, 2015.  Accordingly, the Company will provide only limited components of its operational information in this report’s Discussion and Analysis of Financial Condition and Results of Operations, and has elected to eliminate certain information and comparative results to prior periods in this report, as they would not be reflective of similar results or provide a proper basis for review.

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", “may”, “will”, “should”, “could”, “predicts”, “potential”, “proposed”, or “continue” or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of operations, impact of competition and other risks detailed below as well as those discussed elsewhere in this Form 10-K and from time to time in the Company's Securities and Exchange Commission filings and reports.  In addition, general economic and market conditions and growth rates could affect such statements. Any forward-looking statement made by the Company speaks only as of the date on which it is made. The Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements, whether as a result of new information, subsequent events or otherwise.

Executive Overview

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

On March 1, 2014 the Company began performing milling operations using the trade name Acacia Milling Services at the Fort Pierce location for its Citrus Extracts subsidiary. Milling is the term applied to grinding or refining the finished citrus ingredient products rendered by Citrus Extracts into smaller, finer particles.  Those services varied from simple sifting operations that separate the various sizes of materials to creating specific cuts from the original material, such as “tea bag cut” size, granulated materials of various sizes, or “powders” of various mesh sizes.  Generally the greater the mesh size (finer, smaller, particle size) requested by the customer, the higher the milling charges per pound.  The Company had not yet did not established separate accounting functions for its new milling operations, intending to further segregate those milling operations in the latter part of 2015 and to implement a new system of segregated financial reporting for those operations. The Company also intended to expand its offerings of those milling services to outside parties for the generation of additional revenues in the future.

However, on June 29, 2015 the Company sold the assets and related businesses of its Citrus Extracts, Inc. and Acacia Transport Services, Inc. subsidiaries together with its Acacia Milling Services operations, temporarily leaving the Company without revenue-producing operations.

In August of 2015 Acacia contacted the MariJ Group of companies (“MariJ”) in Clearwater, Florida in initial discussions as to a potential acquisition of their assets and related businesses, but the discussions were not fruitful. Renewed discussions in October lead the entities to come to terms in a Letter of Intent the following month, culminating in a revised Letter of Intent on December 8, 2015 in which the parties agreed to a closing on January 15, 2016 with an effective date of January 4, 2015.

In subsequent events, that transaction closed as planned, resulting in the acquisition on January 15, 2016 with an effective date of January 4, 2015 by the Company of the assets and related businesses of the MariJ Group of companies consisting of four (4) entities, and intends to conduct its future business operations through two (2) newly-created wholly-owned subsidiaries utilizing the majority of those assets. The four acquired entities included MariJ Agricultural, Inc., Canna-Cures Research & Development Center, LLC, JR Cannabis Industries, LLC, and TropiFlora, LLC.

Discussion Regarding the Business of the Company’s Previous Subsidiaries

Citrus Extracts, Inc.

Until the sale and disposal thereof at June 29, 2015 the Company’s business operations were conducted through two (2) wholly-owned subsidiaries and an operation that was not yet integrated as a subsidiary or division. A description of those operations follows.

Citrus Extracts, Inc. (“CEI”) was a business in the food manufacturing industry subsector that transformed livestock and agricultural products into products for intermediate or final consumption. The industry groups are distinguished by the raw materials (generally of animal or vegetable origin) processed into food products. CEI utilized our proprietary chemical-free, 100% natural processes in the manufacturing, sale, and distribution of all-natural, food-grade ingredients from raw, fresh, natural citrus peel resulting from citrus juicing operations. Through those controlled methods, CEI processed and dehydrated orange, lemon, grapefruit and tangerine peel into its “CitraBlend” and “CitraBlend Organic” products and then milled those products to varying sizes ranging from larger “cut & sift flakes” to 40+ mesh powders (or smaller sizes for custom orders).  Those ingredients, both organic and non-organic, found their way into many regional and national brand-name products commonly found on America’s kitchen tables in the form of spices, teas, and otherwise. Our CitraBlend products were also utilized in brewing many local and regional craft beers in addition to nationally-recognized beer brands, and because we had only begun addressing that market in late 2014 and early 2015, it remained largely untapped.  At the time of its sale, CitraBlend products were primarily sold through a network of distributors who blended our products and sold them as ingredients included in many well-known consumer products.

Acacia Transport Services, Inc.

Acacia Transport Services, Inc. (“ATS”) was a business in the transportation industry that hauled fresh, raw, citrus peel resulting from the juice extraction process at juice plants. ATS had an exclusive contract to remove all the remediated raw citrus peel from Lambeth Groves Juice Company in Vero Beach, Florida, approximately 20 miles from the CEI manufacturing plant. ATS hauled much of the raw peel to CEI for use in its manufacturing processes, and delivered excess peel to local farmers for use as livestock feed. Acacia Transport Services transported its first load of raw peel from Lambeth Groves on August 7, 2014 and transported subsequent loads going forward from that date until sale of the subsidiary on June 29, 2015.  Full-scale transport operations always occurred during the citrus season, generally between November and May, the number of loads transported generally being maximized “in season”.

Acacia Milling Services, Inc.

Acacia Milling Services (“AMS”) was a developmental stage business in the milling or grinding industry that milled finished citrus ingredient products rendered by Citrus Extracts into smaller, finer particles.  Those milling services varied from simple sifting operations that separated the various sizes of materials to creating specific cuts from the original material, such as “tea bag cut” size, granulated materials of various sizes, or “powders” of various mesh sizes.  Generally the greater the mesh size (higher mesh sizes referring to finer, smaller, particle size) requested by the customer, the higher the milling charges per pound.  At the time of sale of those assets, the Company did not yet maintain separate accounting functions for those new milling operations, but intended to further segregate those milling operations later in 2015 and to implement a new system of segregated financial reporting for those operations as a separate division or new subsidiary of the Company, should the operations of AMS increase as expected.  The Company also intended to expand its offerings of those milling services to outside parties.

All those businesses and the related assets were sold on June 29, 2015 and the Company first accounted for those operations as discontinued on its Quarterly Report on Form 10-Q for the period ended June 30, 2015.

Discussion Regarding the Business of the Company’s New Subsidiaries

The Company intends to utilize the assets and businesses it acquired in the transactions of January 15, 2016 in two newly-created operating subsidiaries and contingently a third operating subsidiary. Those will be the only current operations of the Company, and include the following.

MariJ Pharmaceuticals, Inc.

On January 15, 2016 the Company acquired the assets and business of MariJ Agricultural, Inc., a Florida corporation. Those assets and business were placed into the Company’s first new operating subsidiary named MariJ Pharmaceuticals, Inc. (“MariJ”). While that entity had only began revenue-producing operations in Q4 of 2015, it is anticipated to expand its operations and revenues substantially in 2016 as an Acacia subsidiary following planned capital expansion based on success in raising the funding necessary to fuel those plans.

MariJ’s impetus will in the extraction and processing of very high quality, high-CBD/low-THC content medical grade cannabis oils from medical hemp plants.  MariJ specializes on organic strains of the plant, setting itself apart from the general producers of non-organic products.  In addition, MariJ has the technical expertise and capability to process and formulate the oils and to employ them in its compounding operations.  MariJ will seek to become engaged as owner or co-owner of a grow facility in Florida or other location(s) such as to produce its own plants for processing. MariJ has also been preparing for the 2016 rollout of its newly-developed, proprietary GeoTraking Technology that is fully compliant with the Health Insurance Portability and Accountability standard (“HIPAA”) utilizing its “plant to patient” solution. This GeoTraking Technology is designed to provide a full-channel patient care tracking system that is fully compliant under today’s strict HIPAA regulations that require privacy and security of the patient’s information. Beginning with RFID labeling and tracking of every single seed employed in the grow program and continuing through the sale of prescription products in a sophisticated retail PoS delivery system, the GeoTraking Technology will be the most advanced system available.

MariJ’s revenues are anticipated to be generated primarily from several activities, including but not limited to the following:

a.
Cannabis oil extraction and processing. MariJ has a unique mobile cannabis oil processing and extraction unit designed into a heavy-duty vehicle.  That unit has already begun performing extractions and processing of medical hemp oils at various sites, and is currently developing additional contracts for services.

b.	Wholesale sale of raw and processed medical cannabis oils.
c.
Laboratory testing and certification services.  MariJ has begun construction of a mobile laboratory and testing unit, also on a heavy-duty truck chassis, intended to address the growing demand for these services in the medical cannabis industry.

d.	Licensing and support of the Company’s GeoTraking Technology systems
e.	Processing and compounding services for medical grade cannabis oils

The Company is preparing to seek additional investments and financing to pay the costs of building its second mobile oil extraction and processing unit, to finance final construction of its mobile laboratory and testing unit for the same industry, and to complete the roll-out of its GeoTraking Technology system. There can be no assurance the Company will be successful in its plans to generate the required capital.

Canna-Cures Research & Development Center, Inc.

The Company acquired the assets and the business of Canna-Cures Research & Development Center, LLC, a Florida organization, on January 15, 2016.  The Company intends to utilize this new subsidiary to engage in research and development activities as well as retail and wholesale distribution of medical cannabis products and dietary supplements, depending upon our ability to comply in each instance with FDA rules and other regulations.  As a part of its R&D efforts, the new subsidiary will seek to align itself with institutions of higher learning in working to develop new products and to identify and develop additional uses for its medical cannabis products.

While this subsidiary has not yet implemented revenue-producing operations, it is anticipated to begin generating revenues after mid-2016. Those revenues will be generated from several activities, including the following:

a.
Canna-Cures will seek to enter into research and development projects with institutions of higher learning in efforts to develop new and better strains of medical cannabis related products for dispensing as medications, nutraceuticals, cosmeceuticals, and probably dietary supplements.  Canna-Cures anticipates participating in state and federal grants in conjunction with one or more universities as a means to defray part of its costs in these efforts.

b.
Private label packaging services.  The Company has obtained a majority of the equipment required to engage in the business of packaging and labeling of medical cannabis oils, oil-infused products, and related items.

c.
Retail sales of medical cannabis oils, oil-infused products, and other merchandise through its web-based portal or retail dispensaries planned for that purpose.  These activities are dependent in large part upon meeting FDA regulations and criteria relating to the sale and distribution of cannabis-infused products, and the Company is currently in the process of determining the status of those criteria.

d.
Retail and wholesale sales of cosmeceutical and nutraceutical products and dietary supplements containing its high-quality cannabis oil extracts, again dependent upon the same FDA regulations and criteria as mentioned in item (c) above.

The Company will require additional capital to finalize these plans and accommodate the roll-out of its services for this subsidiary, and intends to begin its capital raising activities within the next 60 to 90 days or less. There can be no assurance the Company will be successful in its plans to generate that capital.

JR Cannabis Industries, LLC

The third entity acquired in the transactions of January 15, 2016 was JR Cannabis Industries, LLC.  That entity was a service business providing management services in coordination with the activities of MariJ Agricultural. Following the acquisition of those entities, Acacia determined that it no longer needed services the same as similar to those of JR Cannabis Industries, and therefore has elected to not recreate it as a subsidiary of the Company

TropiFlora, LLC

The fourth and final entity acquired in the transactions of January 15, 2016 was TropiFlora, LLC

In the acquisition transactions of January 15, 2016 the Company acquired the non-capital assets and the business of TropiFlora, LLC, but not the goodwill or the capital assets of TropiFlora, as a part of its efforts to engage growing cannabis in Florida. Prior to TropiFlora’s acquisition by MariJ, and ultimately by Acacia, it was a grower with decades of experience in the nursery industry with the capacity to grow large quantities of plants.  MariJ and subsequently Acacia acquired the business of TropiFlora to position itself to be issued a Growers License under the new 2015 Florida cannabis laws.  If successful in obtaining a Florida Growers License, TropiFlora, as an Acacia subsidiary, would cultivate and distribute legal medical cannabis products in the state, opening the door to the sale of the non-euphoric strains of cannabis to treat patients with seizure disorders and cancer. However, the State of Florida announced the names of the five applicants that were to be awarded the Growers Licenses, but TropiFlora was not among the winners.  Substantial legal objections have arisen as to the Florida license award process, prompting the filing of a number of complaints and spawning litigation with the State. The Company believes that, among other things, TropiFlora was unfairly judged for the licensing opportunity. The legal complaints instituted by TropiFlora while a part of the MariJ Group of companies and before its acquisition by Acacia left many questions that can only be answered as the cases progress through the administrative and judicial systems.  As a result of the fact that substantial sums would be required to pursue the reversal of the perceived errors in the licensing process, the Company believes it is not in its best interests to continue on that course.  Accordingly, the Company has therefore determined to exercise its option to rescind the TropiFlora acquisition under the certain specific terms and conditions agreed prior to its acquisition. Thus, the Company will take no action to create or operate a subsidiary utilizing the acquired TropiFlora assets.

As such, the Company intends to instead seek one or more other potential new licensing opportunities within Florida in conjunction with the anticipation of future license offerings, or to seek licensing opportunities in other states.
Discussion Regarding the Company’s Consolidated Operating Results

Consolidated Operating Results in 2015 and 2014

In 2015 our consolidated net income was $528,405 compared to a loss of $151,650 in 2014.  This 2015 income was primarily due to a net gain from discontinued operations of $1,475,493 resulting from the sale of the assets and related businesses of the Company’s two operating subsidiaries, Citrus Extracts, Inc. and Acacia Transport Services, Inc., offsetting  a loss from continuing operations of $947,088. Our 2015 consolidated costs and expenses were $932,422 compared to $540,370 in 2014.

As a result of the fact that the Company sold the business and related assets of its subsidiaries on June 29, 2015, those operations have been accounted for as discontinued since the Company’s Annual Report on Form 10-K for the year ending December 31, 2014.

Consolidated employee expense, which included the corporate compensation expenses and the compensation expenses at the auction, increased about $155,000, or about 49% from 2014, primarily due to increased costs resulting from adding a truck fleet operation in the latter part of 2014 and from the sale and discontinuation of operations in at the Company’s subsidiaries that resulted in the payment of certain bonuses to subsidiary personnel and the payment of amounts due to the Company’s CE) that had not been calculated or paid prior to that date.  The Company’s CEO had, as in prior periods, deferred his personal compensations since as early as portions of 2012 to aid the Company in its liquidity.

Consolidated general and administrative expense also increased by about $240,000, or about 111% in 2015, reflecting the increased costs of operating a truck fleet the company acquired in the latter part of 2014.

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

The Company looks to its operations to provide cash flow and cash return on our investment.  However, the operating cash flow from our Citrus Extracts, Inc. and Acacia Transport Services, Inc. operations, the Company’s only revenue-producing operations in 2015, were not sufficient to support the Parent Company’s operations on a consolidated basis as of prior to the closing of the sale of those assets on June 29, 2015.

In May of 2015, the President of those operating subsidiaries was identified a potential candidate for a management buyout of the assets and related businesses thereof, and entered into a Letter of Intent for that purpose.  That Letter of Intent was dependent upon the buyers finding success in obtaining financing and other factors.  A buyer’s group including the President of those operating subsidiaries completed the purchase on June 29, 2015. Those operations were first accounted for as discontinued in the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2015.  Following the sale of those assets, the Company had no revenue-producing operations or corresponding operating revenues.

The Company's cash in fiscal year 2015 prior to the sale of its operating subsidiaries on June 29th was provided by management fee revenues assessed to the Company's subsidiary operations and by personal financial support from the Company’s then CEO, Steven Sample.  In that same period, the cash flow from our subsidiary operations were sufficient to support those operations, but were not sufficient to also support the Parent Company’s operations on a consolidated basis. Our operations in 2015 did not provide sufficient cash flow to cover our corporate activity on an ongoing basis, essentially our executive officers, administrative overhead, and overhead that includes the cost of lawyers and accountants required to be publicly held.  Following the sale of its operating subsidiaries, the Company no longer had the income from those units as a source of revenue to meet its expenses. As a result of those deficiencies and the loss of its revenue-producing operations, the Company had cash for its future operations sufficient to carry it into the first or second quarter of 2016.

In subsequent events, the Company acquired the assets and related businesses of the MariJ Group of companies, but will have to raise capital or institute or acquire additional operations with revenues sufficient to cover the costs of overheads.  There can be no assurance the Company will be successful in raising capital, increasing its operating revenues to a level sufficient to cover the costs of its overheads, or identifying appropriate candidates for acquisition of merger, or if it is successful in identifying appropriate candidates, there is no assurance the Company will be successful in completing any acquisitions or mergers.

As of December 31, 2015, the Company had a positive consolidated cash flow of about $171,000 for the year.  This resulted from negative net cash flows of approximately $827,000 used in financing activities and negative cash flows of about $1,298,000 used in operating activities, offset by positive cash flows of about $2,296,000 provided by investing activities related to the sale of the Company’s two operating subsidiaries on June 29, 2015.

The Company will require substantial infusions of working capital together with a managed cost structure to insure long-term liquidity.  The Company may be compelled to seek infusions of working capital in the form of equity or debt capital, or instituting or acquiring other operations.   There is no assurance the Company will be successful in obtaining infusions of capital to fuel its plans, or that it can be successful in identifying or acquiring other operations.   The Company’s corporate overhead is relatively small by industry standards, and management believes that such expense could ultimately be covered if it were successful in implementing is current business plans or identifying and acquiring new operations.

Discussion Regarding Management Fees

In the same fashion as some other holding companies, the Company generates revenues to pay its corporate overhead by assessing fees to its operating units.  These fees, designated as Intercompany Charges or Management Fees, appear as Other Expense below the Net Ordinary Income line on the operating units’ income statements and as income on the parent company’s operating statements.  In 2015, the Company’s Citrus Extracts unit and its Acacia Transport Services unit, its only operating and revenue-producing units for the first two quarters of 2015, were assessed those Intercompany Charges. Management Fees, as with all significant intercompany accounts and transactions, are eliminated in consolidation, and as such are not represented as a separate line item on the financial statements accompanying its Quarterly and Annual Reports on Form 10-Q and 10-K

Stock-Based Compensation

The Company accounts for stock options in accordance with FASB ASC 505, “Equity,” and FASB ASC 718, “Compensation—Stock Compensation.” Accordingly, stock compensation expense has been recognized in the statement of operations for the year ended December 31, 2015 based on the grant date fair value of the options.

Under ASC 718 and 505, the fair value of options is estimated at the date of grant using a Black-Scholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. Volatility is determined using historical stock prices over a period consistent with the expected term of the option.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS No. 123(R)") to account for stock-based compensation under ASC 718 and ASC 605, Compensation-Stock Compensation. The Codification requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date. An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense in 2015 and 2014.  ASC 718 requires cash flows resulting from tax deductions from the exercise of stock options in excess of recognized compensation cost (excess tax benefits) to be classified as financing cash flows. This requirement had no impact on our consolidated statement of cash flows in 2015 and 2014, as no options were exercised. During the years ended December 31, 2015 and 2014, respectively, the Company issued no stock awards to employees.

The Company did not issue any stock options in 2015 or 2014.  The fair values of options issued were amortized over the respective vesting periods (primarily four years).  The amortized cost recognized for the years ended December 31, 2015 and 2014 was $0.00.  There is no future amortization of the fair value of options. The Company did not issue any stock warrants in 2015 or 2014. There was no warrant expense recognized for the years ended December 31, 2015 and December 31, 2014.

Stock Options

	2015		2014
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	90,000	$0.34	90,000	$0.34
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
Outstanding at end of year*	90,000	$0.34	90,000	$0.34
Exercisable	90,000	$0.34	90,000	$0.34

*
Of the 90,000 options still active as of December 31, 2015: (i) 15,000 expire at 2-1-2017; (ii) 10,000 expire at 11-2-2017; (iii) 15,000 expire at 12-31-2018; (iv) 30,000 expire at 11-6-2019; and, (v) 20,000 expire at 12-23-2020.

Stock Warrants

The exercisable outstanding stock purchase warrants was 1,000,000 and 1,326,250 for the years ended December 31, 2015 and 2014, respectively, with a weighted average exercise price of $3.00 and $2.64.  The following summarizes the warrant activity in 2015 and 2014.

	2015		2014
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at beginning of the year	1,326,250	$2.64	1,326,250	$2.64
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
Expired	326,250	1.31	-	-
Warrants outstanding at end of year	1,000,000	3.00	1,326,250	2.64
Exercisable	1,000,000	$3.00	1,326,250	$2.64

The remaining warrants outstanding as of December 31, 2015 will expire at December 30, 2016.

Liquidity and Need for Additional Capital

In 2015 the Company ended the year with a positive cash flow of about $171,000 resulting from about $1,298,000 being used in operating activities, about $827,000 used in financing activities, and about $2,296,000 provided by investing activities.

Overall, our operations were not self-funding in 2015 as a result of the lack of operations after June 29, and the delays associated with acquiring our new income producing operations.  However, with the inclusion of cash generated from the disposal of assets in discontinuing operations, the Company was self-funding for the year on an overall basis. To generate a positive cash flow, the Company will have to increase its revenues, raise capital or acquire new sources of revenues through acquisitions or mergers, and will probably have to raise additional capital to fund those acquisitions.  There can be no assurance the Company will be successful in increasing its revenues sufficiently to meet its liquidity needs, in raising capital, or in identifying new acquisition of merger targets, and if it is successful in identifying acquisition or merger candidates, there is no assurance the Company can be successful in completing any of those transactions.

As of December 31, 2015 the Company has no long-term debt or operating lease obligations.

The Company’s Citrus Extracts subsidiary leased manufacturing and administrative space at its Ft. Pierce, Florida, location for $4,691 per month, and the Company rented administrative space in Ocala on a month-to-month basis at about $600 per month in 2015 and 2014.  Following the sale of the assets and related businesses of the Company’s Citrus extracts, Inc. and Acacia Transport Services, Inc. subsidiaries on June 29, 2015 the Company assigned the leases in Fort Pierce to the buyer of the assets, and continued to retain the office space in Ocala through December 31, 2015, but will cancel that lease in January of 2016.

Financing of Planned Expansions and Other Expenditures

The Company anticipates seeking additional capital through the sale of its equity securities in a private placement offering possibly in the next sixty days, but no assurance can be made that it will be able to find willing buyers for such securities. Moreover, as the Company contemplates selling its securities by way of an exemption from registration, there can be no assurance that the Company can be able to identify a satisfactory number of suitable buyers to whom the Company may legally offer such securities, or if the Company is successful in identifying suitable buyers that it will be successful in raising capital, or if successful in raising capital that it can be successful in implementing any plan for acquisitions or adding or expanding any operations.

The Company would anticipate using the proceeds from any capital raise to bolster its new operations, pay the costs of adding new equipment and services that could provide revenue streams to meet the Company’s expenses.

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

Upon the filing of its Preliminary Proxy Statement on Form 14a in September of 2015, the Company became aware of deficiencies in its controls relating to the solicitation of votes by the Company or by individual shareholders of the Company with regard to written consents of shareholders in lieu of special meetings, and further as to the Company’s reporting obligations following any such written consent by shareholders required to be filed with the Commission in an Information Statement on Form 14c.  As a result, the Company determined that its procedures and controls in that regard were not effective.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2015.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, particularly our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)

During 2015 the Company did not make changes in its internal control.

This Annual Report does not include an attestation report of the Company’s independent registered accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only the management’s report in this Annual Report.

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

On March 1, 2014 the Company began performing milling operations using the trade name Acacia Milling Services at the Fort Pierce location for its Citrus Extracts subsidiary. Milling is the term applied to grinding or refining the finished citrus ingredient products rendered by Citrus Extracts into smaller, finer particles.  Those services varied from simple sifting operations that separate the various sizes of materials to creating specific cuts from the original material, such as “tea bag cut” size, granulated materials of various sizes, or “powders” of various mesh sizes.  Generally the greater the mesh size (finer, smaller, particle size) requested by the customer, the higher the milling charges per pound.  The Company had not yet did not established separate accounting functions for its new milling operations, intending to further segregate those milling operations in the latter part of 2015 and to implement a new system of segregated financial reporting for those operations. The Company also intended to expand its offerings of those milling services to outside parties for the generation of additional revenues in the future.

However, on June 29, 2015 the Company sold the assets and related businesses of its Citrus Extracts, Inc. and Acacia Transport Services, Inc. subsidiaries together with its Acacia Milling Services operations, temporarily leaving the Company without revenue-producing operations.

In August of 2015 Acacia contacted the MariJ Group of companies (“MariJ”) in Clearwater, Florida in initial discussions as to a potential acquisition of their assets and related businesses, but the discussions were not fruitful. Renewed discussions in October lead the entities to come to terms in a Letter of Intent the following month, culminating in a revised Letter of Intent on December 8, 2015 in which the parties agreed to a closing on January 15, 2016 with an effective date of January 4, 2015.

In subsequent events, that transaction closed as planned, resulting in the acquisition on January 15, 2016 with an effective date of January 4, 2015 by the Company of the assets and related businesses of the MariJ Group of companies consisting of four (4) entities, and intends to conduct its future business operations through two (2) newly-created wholly-owned subsidiaries utilizing the majority of those assets. The four acquired entities included MariJ Agricultural, Inc., Canna-Cures Research & Development Center, LLC, JR Cannabis Industries, LLC, and TropiFlora, LLC.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

The directors and executive officers of the Company, and their respective ages, as of December 31, 2015, and positions held with the Company, were as follows:

Name	Age	Position
Steven L. Sample	68	Director, Chmn. of the Board, and Chief Executive Officer
Patricia Ann Arnold	59	Secretary
Danny R. Gibbs	58	Director
V. Weldon Hewitt	78	Director
Dr. David Sadler	66	Director*
Dan L. Rigdon	67	Director

Steven L. Sample, age 68, became a director and officer of the Company in August 2006 when he was named as a Director and Chief Executive Officer.  From January 2004 through December 2005, he served as Executive Director of Sales for ADESA Corporation, the second-largest automobile auctions conglomerate in North America, when he left ADESA to draft the business plan for his Acacia concept.  From January 2002 through December 2003, he was the General Sales Manager of ADESA’s Ocala, Florida Auto Auction where he was credited for a loss-to-profit turnaround of approximately $1.75 million in the first ten months 2002, followed by continuing profitability in ensuing years. From September 1990 through December 2001, he was employed by Mid-America Auto Auction, an Anglo-American Auto Auction (Anglo-American later being acquired by ADT and renamed ADT Automotive Auctions), which was generally acquired by Manheim Auctions in 2000, with Mr. Sample serving as General Sales Manager and in other strategic capacities.  Prior to that time, Mr. Sample managed a number of automotive dealerships in various capacities for the big three U.S. automakers and such notable imports as Lamborghini, Maserati, Volkswagen, AMG, and others.

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

Dan L. Rigdon, age 67. On September 1, 2013, Mr. Rigdon was appointed to the Company’s Board of Directors.  For the past 32 years Mr. Rigdon has served as Senior Pastor and most recently, Pastor Emeritus, in the Dallas Metroplex and has held numerous officer and director positions with a variety of organizations.  At the age of 24, Reverend Rigdon was elected Executive Vice President of Christian Life College in Stockton, California after which he was elected Director of Promotions and Publications for the Youth Division of the United Pentecostal Church International (“UPCI”).  Following that assignment, Reverend Rigdon was elected to the position of General Youth Secretary of UPCI, an organization of more than 9,800 ministers, ultimately being elected to General Youth President of that organization.  Following his tenure as General Youth President of UPCI, Reverend Rigdon was elected President of Christian Life College, Stockton, California.  Reverend Rigdon was also a major contributor in the envisioning and formation of "Compassion Services International", serving as a driving force in the development of its philosophy and scope of endeavor and served as Chairman of its first Board of Directors in the early 1980's. For the past six years Reverend Rigdon has served on the Board of Directors of Natural Citrus Products Corporation.

Danny R. Gibbs, age 58 was reappointed to the Board of Directors on September 1, 2013 after originally serving from October of 1984 through September 29, 2011.  Mr. Gibbs was the President of Gibbs Construction, Inc. (later becoming Acacia Automotive, Inc. and ultimately Acacia Diversified Holdings, Inc.) and a charter member of the Company's Board of Directors beginning with its formation in October of 1984 until April of 2000, and in February of 2007 Mr. Gibbs agreed to serve on Acacia's new board, where he served until September 29, 2011. The Company was most pleased to welcome Mr. Gibbs’ return to its Board of Directors as he brings decades of experience in the public domain.  From 2000 through 2003, Mr. Gibbs served as Senior Project Manager for TOC Companies in the Dallas, Texas area. From the beginning of 2004 through the present, he has served in a similar capacity with Dimensional Construction, Inc. Both companies were located in Garland, Texas where Mr. Gibbs resides with his family.

V. Weldon Hewitt, age 78 was reappointed to the Board of Directors on September 1, 2013 after originally serving from February 1, 2007 through September 29, 2011.  Mr. Hewitt has served as President and CEO of Hewitt Marketing since 1985, where he has been instrumental in establishing numerous OEM supplier contracts providing radios and other media devices and electronics, mobile cellular telephones, power-actuated equipment and accessories to many major vehicle manufacturers. Prior to that time, Mr. Hewitt founded and served as CEO of a manufacturing concern with annual sales of more than $20 Million in audio sound systems for the luxury car market. His extensive experience in providing a wide variety of products and services to the automotive industry spans more than four decades. Mr. Hewitt resides near Louisville, Kentucky with his family.

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

However, as a result of the untimely passing of Director David Sadler on June 2, 2014 as reported in an 8-K dated June 13, 2014, and as a further result of the fact that Dr. Sadler was a member of the Company’s Audit Committee and its Chairman and Financial Expert, we considered that committee to be incomplete and ineffective for the remainder of 2014.  Therefore, shareholders were required to rely on the entire board of directors to perform these functions until a full Audit Committee and chairman was empowered to sit.

A new Audit Committee was appointed on June 9, 2015 consisting of Dan Rigdon, Danny R. Gibbs, and Weldon Hewitt were duly appointed to serve as the members of the Corporation’s Audit Committee with Danny Gibbs being designated as the Committee’s Chairman and designated as its Financial Expert.

Further to Dr. Sadler’s passing, the Company considered the loss of his sitting on the Primary Committee for administration of its 2012 Stock Incentive Plan to have rendered that committee incomplete and ineffective inn 2014. Therefore, shareholders were also required to rely on the entire board of directors to perform those functions until a full committee was empowered to sit.

A new Primary Committee was appointed on June 9, 2015 consisting of Danny R. Gibbs, Weldon Hewitt, and Steven L. Sample were duly appointed to serve as the members of the Corporation’s Primary Committee, with Danny R. Gibbs designated as the Administrator and Chairman of such Committee. The 2012 Acacia Stock Incentive Plan was discontinued at June 29, 2015 by the written consent of shareholder with more than 50% of the voting power of the Company, but its Primary Committee continued to function in a similar capacity.

Other committees appointed on June 9, 2015 and their members include:

Compensation Committee, consisting of V. Weldon Hewitt, Danny R. Gibbs and Dan Rigdon, with V. Weldon Hewitt being named the Chairman of said Committee, and,

Nominating Committee, consisting of Dan Rigdon, V. Weldon Hewitt, and Steven L. Sample, with Dan Rigdon being named the Chairman of said Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

There were no common stock options or warrants awarded in 2015 or 2014.

Item 11.  Executive Compensation

The following table sets forth certain information concerning the compensation earned during the years ended December 31, 2015 and 2014 by the Company's Chief Executive Officer, for whom disclosure is required:

SUMMARY COMPENSATION TABLE

		Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Total
Steven Sample, CEO (1)	2015	$225,000	$78,750	$303,750
Steven Sample, CEO (1)	2014	$185,000	66,100	$251,100

(1)  Mr. Sample became CEO of the Company in 2006 and has continued to serve in that capacity without interruption. The Company provided automobiles, or allowances in lieu thereof, to Mr. Sample in 2015 and 2014, the value of which was less than $10,000 per year.

To again assist with the Company’s liquidity, Mr. Sample agreed to defer all or most of his salary and employment bonus compensation in 2014 and 2015 through June 29th pending an outcome that would provide sufficient capital to the Company such that it could settle past due compensation obligations. At December 31, 2014, the Company owed Mr. Sample compensation of $411,416 accrued since 2012, including $25,000 from 2012, $135,316 from 2013, and $251,100 from 2014 which remained unpaid at December 31, 2014. Mr. Sample’s salary and bonus compensations for 2015 also remained unpaid until the Company sold the assets of its operating subsidiaries on June 29, 2015 after which it paid in full all its deferred compensation obligations from 2015 through the end of June, 2015 as well as an amount determined to have been incorrectly calculated and unpaid for prior years. The Company has not paid any compensation to Mr. Sample in the form of common or preferred stock, and there is currently no plan to do so.

Option Tables

The following table sets forth certain information concerning grants of options to purchase shares of common stock of the Company made during the last completed fiscal year to the executive officers named in the Summary Compensation Table.

EXECUTIVE STOCK OPTION GRANTS
(YEAR ENDED DECEMBER 31, 2015)

	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options Unexercisable	Weighted Average Per Share Exercise Price	Expiration Dates
None	-	-	-	-

No new options were issued in 2015 or 2014.

The following table sets forth certain information concerning grants of options to purchase shares of common stock of the Company made prior to the last completed fiscal year to the executive officers named in the Summary Compensation Table.

EXECUTIVE STOCK OPTION GRANTS
(YEARS ENDED DECEMBER 31, 2014 AND EARLIER)

	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options Unexercisable	Weighted Average Per Share Exercise Price	Expiration Dates
Steven L. Sample (1)	950,000	-	3.00	12/30/2016

Patricia Arnold (2)	10,000	-	0.01	2/1/2017

(1)
950,000 common stock purchase warrants, and not options, issued in 2010 for conversion of preferred stock in 2007 and considered to have expired in 2010, but a like amount issued in that same year, and not issued as compensation.

(2)	10,000 options set to expire February 1, 2017

No new options have been issued since 2010.

Director Compensation

Since February 1, 2007 through December 31, 2010 directors of the Company served without compensation except under the Acacia Automotive, Inc. 2007 Stock Incentive Plan for which each non-employee director of the Company was granted an option to acquire an initial 10,000 shares of common stock upon his appointment or election to the board, and 15,000 additional options were granted upon election to a full term and annually thereafter.  On December 30, 2010, the Company’s Board of Directors suspended the issuance of options as compensation to its directors effective January 1, 2011, and as such issued no options as director compensation from that time through December 31, 2015.  The Company did not issue any common stock purchase options for any reason since December 31, 2010. In 2015 the Company paid a cash compensation to each of its three non-employee directors in the amount of $10,000 per director for a total of $30,000.

The following table sets forth certain information regarding the cash compensation paid to directors for the fiscal years ended December 31, 2015 and 2014:

	Dollar Amount Recognized for Financial Reporting Purposes
	2015	2014
Steven L. Sample (1)	$-	$-
Danny Gibbs (2)	10,000	-
V. Weldon Hewitt (3)	10,000	-
Dan L. Rigdon (4)	10,000	-
David Sadler, MD (5)*	-	-
Total	$30,000	$-

Upon a change of control, all outstanding options granted to executive officers and directors vest.  In 2013 the Company took actions waiving the termination of stock option vesting for directors that left the Company in 2011.

(1)	Appointed to the Company’s Board of Directors in August of 2006, and continues to serve as its Chairman through 12-31-2015.
(2)
Originally served on the Company’s board of directors from 1984 through August of 2006.  Was again appointed to the Board of Directors on February 1, 2007 where he served until September 29, 2011.  Was reappointed to the Board of Directors on September 1, 2013.

(3)	Served on the Company’s board of directors until from February 1, 2007, until September 28, 2011. Was re-appointed to the Board of Directors on September 1, 2013.
(4)	Appointed to the Company’s Board of Directors on September 1, 2013.
(5)	Appointed to the Company’s Board of Directors on September 1, 2013. In an 8-K dated June 13, 2014 the Company sadly announced the untimely passing on June 2, 2014 of Dr. Sadler from natural causes.

Benefit Plans

As a part of the changes resulting in the emergence of Acacia Automotive, Inc. from the former Gibbs Construction, Inc. in 2007, all stock option plans and warrants existing prior to the change of name and change of control to Acacia’s management in 2007 were canceled.  At the board of directors meeting held on February 1, 2007, the Company adopted a new stock incentive plan.  Awards of options made after that date were in congruence with the Acacia Automotive, Inc. 2007 Stock Incentive Plan.  On July 26, 2012, shareholders representing a majority of the votes of the Company voted to extend the Company’s stock incentive plan and rename it the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan. The Company provided health, disability, and life insurance plans for its parent Company employees until July 31, 2012, and provided certain additional benefits to its CEO under the terms of his employment agreement. On June 29, 2015 shareholders representing a majority of the votes of the Company voted to terminate the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan.  In actions of January 15, 2016 the Company discontinued certain benefits to Mr. Sample following his resignation as CEO, President and Chairman of the Board.  He remained as an employee and a director of the Company following that date.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 31, 2015, the ownership of common stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the Company's common stock, (ii) each director of the Company, and (iii) all directors and officers as a group.  Except as otherwise indicated, each stockholder identified in the table possesses sole dispositive voting and investment power with respect to its or his shares.

Shares Owned at December 31, 2015
Name and Address of Beneficial Owner	Number of Shares	Percent
Steven L. Sample (1)	5,515,479	42.57%
Patricia Ann Arnold (2)	55,000	0.42%
V. Weldon Hewitt	110,000	0.85%
Dan L. Rigdon	121,097	0.93%
Danny R. Gibbs	117,500	0.91%
Gwendolyn Sample (3)	937,000	7.23%
All directors and officers as a group (five persons)	5,919,076	45.69%
All of the above as a group (six persons)	6,856,076	52.92%

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

(3)  Not an officer or director of the Company. Excludes options to purchase 35,000 shares of common stock at a weighted average exercise price of $0.23 per share.  Mrs. Sample disclaims any beneficial ownership of any securities owned by others, and disclaims any beneficial ownership by others of any securities she owns.

Unless otherwise indicated, the address for each of the above named individuals is 3512 East Silver Springs Boulevard - #243, Ocala, FL  34470.

In subsequent events, and as a result of the issuance of 2,474,850 new shares of Acacia’s restricted Common stock in accordance with that certain Asset Purchase Agreement as of even date therewith, the Company determined that it is appropriate to set forth in the following table as of January 15, 2016 the ownership of common stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the Company's common stock, (ii) each director of the Company, and (iii) all directors and officers as a group.  Except as otherwise indicated, each stockholder identified in the table possesses sole dispositive voting and investment power with respect to its or his shares.

The following table sets forth as of January 15, 2016, the ownership of common stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the Company's common stock, (ii) each director of the Company, and (iii) all directors and officers as a group.  Except as otherwise indicated, each stockholder identified in the table possesses sole dispositive voting and investment power with respect to its or his shares.

Shares Owned
Name and Address of Beneficial Owner	Number of Shares	Percent
Richard K. Pertile (1)	1,014,000	6.57%
Steven L. Sample (2)	5,515,479	35.74%
Neil B. Gholson (3)	60,000	0.39%
Gary J. Roberts, Jr. (4)	102,000	0.66%
Danny R. Gibbs (5)	117,500	0.76%
Gwendolyn Sample (6)	937,000	6.06%
All directors and officers as a group (five persons)	6,808,979	44.26%
All of the above as a group (six persons)	7,745,979	50.20%

(1)  Mr. Pertile became the CEO and President of the Company and the Chairman of the Board of Directors on January 15, 2016.  He acquired 1,014,000 shares of the Company’s Common stock in the Asset Purchase Agreement on that same date by and between the Company and the MariJ Group of Companies.  As a part of the agreements of that date, Mr. Pertile was granted a Proxy to vote 2,500,000 of the Common shares owned by Mr. Sample, another Director of the Company and its past CEO, President, and Chairman.  This results in a combined 3,514,000 votes of the Company held by Mr. Pertile, or 22.77%.  As a result, Mr. Sample’s dispositive voting power is reduced from 35.74% to 19.54% of the voting power of the Company.

(2)  Mr. Sample is the past CEO, President, and Chairman of the Board of Directors of the Company, now serving solely as an employee and a Director and not as an Officer of the Company.  Includes registered shares and shares purchased on the open market over a period of years during authorized periods. Excludes 950,000 warrants held by Mr. Sample issued in exchange for converting all his shares of the Company’s preferred stock to common stock in 2010, and not for compensation.  Those warrants were considered to have expired in 2010 at which time they were re-issued at an average exercise price of $3.00 per share.  Mr. Sample disclaims any beneficial ownership of any securities owned by others, and disclaims any beneficial ownership by others of any securities he owns, but does declare that on January 15, 2016 he issued a Proxy to vote 2,500,000 shares of his Common stock of the Company in favor of Richard K. Pertile, the Company’s new CEO and President, through May 4, 2019, at which time Mr. Pertile holds a Right of First refusal to purchase those shares at par value.  Following those actions Mr. Sample held 3,015,479 votes, or 19.54% of the voting power of the Company.

(3)  Mr. Neil B. Gholson became a director of the Company on June 15, 2016 and acquired 60,000 shares of the Company’s Common stock in the Asset Purchase Agreement of that same date,

(4)  Mr. Gary J. Roberts, Jr. became a director of the Company on June 15, 2016 and acquired 102,000 shares of the Company’s Common stock in the Asset Purchase Agreement of that same date,

(5)  Mr. Danny R. Gibbs is a founder of the Company, first becoming a director in October 1984 before departing in September 2011.  Mr. Gibbs rejoined the board in 2013 and has continued to serve until the present.

(6) Mrs. Sample is the spouse of ex-CEO and current director Steven L. Sample. Excludes shares from total of all officers and directors as a group, as the Reporting Person is not an officer or director of the Company. Excludes options to purchase 35,000 shares of common stock at a weighted average exercise price of $0.23 per share.  Mrs. Sample disclaims any beneficial ownership of any securities owned by others, and disclaims any beneficial ownership by others of any securities she owns.

Unless otherwise indicated, the address for each of the above named individuals is 13575 58th Street North - #138, Clearwater, FL 33760.

Change of Control

None.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

In 2006 the board of directors named Gwendolyn Sample as the Company’s assistant secretary and on February 1, 2007, granted her an option to acquire 5,000 shares of Common stock for $0.01 per share.  On November 6, 2009, the Company granted her options to purchase 20,000 shares for $0.10 per share, and on December 23, 2010, she was awarded options to acquire 10,000 additional shares at $0.60 per share.  Ms. Sample is the spouse of Steven L. Sample.  In addition, the board of directors awarded L. Palmer Sample, an IT and MIS professional, 20,000 shares of restricted common stock for work performed in maintaining the company’s computer network system and financial server system, as well as creating, hosting, and maintaining the Company’s e-mail system and Internet web site. In 2014 he was awarded 10,000 shares of restricted common stock for similar services. On November 2, 2007, he was awarded 10,000 options to purchase common stock for $0.80 per share, on November 6, 2009, was granted options to purchase 5,000 shares of common stock for $0.10 per share, and on December 23, 2010 was awarded 10,000 options to purchase Common stock at $0.60 per share, all for services to the Company.  In 2013 he installed a new computer server for financial and accounting uses for the Company in Ocala, Florida, and continued to perform services maintaining all those systems. Palmer is the son of Steven L. Sample and Gwendolyn G. Sample.  Mr. Sample’s spouse and his son disclaim any beneficial ownership by Mr. Sample of any securities they own, and they disclaim any beneficial ownership of any securities he owns.

Mr. Sample became CEO of the Company in 2006.  On many occasions since that time he personally borrowed funds for the benefit of and use by the Company, and has pledged his own assets in personally guaranteeing various lines of credit, loans, notes, and obligations for the Company. In addition to those actions geared to the direct benefit of the Company and its liquidity, he has also borrowed on his own accounts to mitigate extended periods when the Company has deferred payment of his salary and expenses as a means to help the Company conserve cash and maintain liquidity.  Mr. Sample disclaims any beneficial ownership of any securities owned by others, and disclaims any beneficial ownership by others of any securities he owns.

Director Independence

We believe that, in accordance with the Company Guide of the American Stock Exchange, that Messrs. Gibbs, Hewitt, and Rigdon are independent directors, those three individuals being a majority of our current Board of Directors. As an employee-officer and director of the Company, Mr. Sample is not considered to be independent.  In subsequent events, Messrs. Hewitt and Rigdon resigned as directors of the Company on January 15, 2016 in favor of selection of new directors following the acquisitions of that same date.

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

The Company’s Secretary, a non-salaried position, is employed full-time in Nashville, Tennessee in a diverse business.  The Company makes only light demands on its Secretary, who is not expected to give substantial time to the affairs of the Company.  In subsequent events, Ms. Arnold resigned as Secretary of the Company on January 15, 2016 in favor of selection of new officers and directors following the acquisitions of that same date.

The Company has no other full-time corporate officer except for its President and CEO, who devotes the majority of his business time and efforts to the management and direction of the Company and its subsidiaries.  The President and CEO of the Company also serves as a director of the Company as well as having served as an officer and director of the Company’s subsidiary corporations.  Service in those capacities with the subsidiaries is not considered to constitute a conflict of interest on the part of employees, managers, or directors.  The Company’s President and CEO continued to serve in those capacities as of December 31, 2015. In subsequent events, Mr. Sample resigned as CEO, President and Chairman of the Board of the Company on January 15, 2016 in favor of selection of new officers following the Company’s acquisitions of that same date. Mr. Sample will remain as a director of the Company. As such, there is not now, nor has there previously been considered to be, any material conflict of interest on his part.  However, the CEO of the Company may reasonably be expected to have or gain other affiliations, associations, or ownership interests in other entities which could under certain conditions be considered to be conflicts of interest.

Any investment in the Company will not carry with it the right to invest in any other property or venture of the CEO or other officers, employees, and directors of the Company.

Item 14.  Principle Accountant Fees and Services

Aggregate fees for professional services rendered by KWCO for the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
Audit fees	$185,012	$20,514
Tax preparation fees	19,000	-

Total fees	$204,012	$20,514

Audit Fees.  Audit fees consist of professional services rendered in connection with the audits of the Company’s annual consolidated financial statements, reviews of the Company’s internal accounting and reporting controls under Section 404 of the Sarbanes-Oxley Act, and reviews of interim consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q.

Tax Preparation Fees.  Tax preparation fees include preparation of federal and state tax returns. In 2015 the Company paid $19,000 for preparation of its 2014 and 2013 tax returns, and in 2014 the Company paid $0 for preparation of tax returns

Item 15.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Acacia Diversified Holdings, Inc.
Ocala, Florida

 We have audited the accompanying consolidated balance sheets of Acacia Diversified Holdings, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acacia Diversified Holdings, Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KWCO, PC

KWCO, PC
Odessa, Texas
February 12, 2016

 ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND 2014

	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$180,854	$10,088
Assets of discontinued operations	-	983,483
Prepaid expenses	3,434	-
Total Current Assets	184,288	993,571
Property and Equipment, net of accumulated depreciation of $44,332 and $48,151 in 2015 and 2014, respectively	51,528	6,236
Other assets	841	841
Total Assets	$236,657	$1,000,648

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$6,973	$148,490
Accrued liabilities	-	500,644
Shareholder payable	-	35,365
Note payable, current portion	-	50,025
Liabilities of discontinued operations	-	623,611
Total Current Liabilities	6,973	1,358,135
Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 150,000,000 shares authorized; 12,955,406 and 12,735,406 shares issued and outstanding in 2015 and 2014, respectively	12,955	12,735
Additional paid-in capital	12,034,270	11,975,724
Retained deficit	(11,817,541)	(12,345,946)
Total Stockholders’ Equity (Deficit)	229,684	(357,487)
Total Liabilities & Stockholders’ Equity (Deficit)	$236,657	$1,000,648

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Revenues	$-	$-

Costs and expenses
Employee compensation	471,605	316,767
General and administrative	454,707	215,193
Depreciation and amortization	6,110	8,410
Total costs and expenses	932,422	540,370

Operating (loss) before other income (expense) and income taxes	(932,422)	(540,370)

Other income (expense)
Interest (expense)	(14,666)	(11,998)

Total other income (expense)	(14,666)	(11,998)
Loss before income taxes	(947,088)	(552,368)
Income taxes	-	-
Loss from continuing operations	(947,088)	(552,368)

Gain on discontinued operations
Gain on discontinued operations, net	225,863	400,718
Gain on disposition of discontinued operations	1,249,630	-
Net gain from discontinued operations	1,475,493	400,718

Net income (loss)	$528,405	$(151,650)

Basic and diluted loss per share
Loss from continuing operations	$(0.07)	$(0.04)
Income from discontinued operations, net	0.12	0.03
Net income (loss)	0.05	(0.01)
Weighted average number of common shares outstanding	12,820,021	12,638,577

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock		Additional Paid-in	Retained
	Shares	Par Value	Capital	Deficit	Total

Balance December 31, 2013	12,496,809	$12,497	$11,776,365	$(12,194,296)	$(405,434)

Stock issued to settle subsidiary debt	108,597	108	108,489	-	108,597
Stock issued for consulting services	130,000	130	90,870	-	91,000
Net Loss	-	-	-	(151,650)	(151,650)

Balance December 31, 2014	12,735,406	12,735	11,975,724	(12,345,946)	(357,487)

Stock issued for consulting services	220,000	220	58,546	-	58,766
Net income	-	-	-	528,405	528,405

Balance December 31, 2015	12,955,406	$12,955	$12,034,270	$(11,817,541)	$229,684

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
Cash flows from operating activities
Net income (loss)	$528,405	$(151,650)
Less (income) from discontinued operations, net of income taxes	(1,475,493)	(400,718)
Net (loss) before discontinued operations	(947,088)	(552,368)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,110	8,410
Common stock issued for services and compensation	58,766	91,000
Changes in operating assets and liabilities
Accounts payable	(141,517)	(30,442)
Accrued liabilities	(500,644)	304,238
Prepaid	(3,434)	-
Shareholder payable/receivable	(35,365)	(39,201)
Cash flow (used in) continuing activities	(1,563,172)	(218,363)
Cash flow provided by (used in) discontinued activities	264,769	205,919
Net cash flow provided by (used in) operating activities	(1,298,403)	(12,444)
Cash flows provided by (used from) investing activities
Purchase of equipment/leasehold improvements	(51,402)	-
Cash flow provided by (used in) continuing activities	(51,402)	-
Cash flow provided by (used in) discontinued activities	2,347,450	(101,119)
Net cash flow provided by (used in) investing activities	2,296,048	(101,119)
Cash flows from financing activities
Net note borrowings (payments)	(50,025)	-
Cash overdraft	-	(269)
Cash flow provided by (used in) continuing activities	(50,025)	(269)
Cash flow provided by (used in) discontinued activities	(776,854)	122,917
Net cash flow provided by (used in) financing activities	(826,879)	122,648
Net increase (decrease) in cash and cash equivalents	170,766	9,085
Cash, beginning of year	10,088	1,003
Cash, end of year	$180,854	$10,088

Supplemental disclosure of cash flow information
Cash paid during period for:
Interest	$14,666	$11,998
Income tax	$-	$-

	2015	2014
Non-cash investing and financing activities
Related party payable	$-	$(108,597)
Common stock	-	108
Additional paid-in capital	-	108,489
	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 1 - THE COMPANY

Acacia Diversified Holdings, Inc., a Texas corporation (“Acacia” or the “Company”), on June 29, 2015 sold the assets and related businesses of Citrus Extracts, Inc. and Acacia Transport Services, Inc., its only revenue-producing operations.

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

CONSOLIDATION – Until June 29, 2015 the Company had two wholly-owned subsidiaries, Citrus Extracts, Inc. (CEI) and Acacia Transport Services, Inc. (ATS).  All significant intercompany accounts and transactions are eliminated in consolidation.

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

INVENTORIES – Inventories are stated at the lower of cost or market.  Cost is determined using the average cost method. All inventories reported by the Company were finished goods inventories. We segregated inventories into our two discernible product lines of organic and non-organic products.

REVENUE RECOGNITION – Revenue is recognized on the sale of products when they are delivered to the customers.

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE – Allowance for uncollectible accounts receivable is estimated based on the aging of the accounts receivable and management estimate of uncollectible amounts.  For the years ended December 31, 2015 and 2014 there were no bad debts.

EQUIPMENT AND VEHICLES – Equipment and vehicles are stated at cost less accumulated depreciation.  Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives, which are generally three to fifteen years.  Depreciation expense for the years ended December 31, 2015 and 2014 totaled $6,110 and $8,410, respectively.

CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company has maintained cash balances at financial institutions which have at times exceed federally insured amounts. The Company has not experienced any material losses in such accounts.

The carrying amounts of cash and cash equivalents, accounts receivable, deposits, prepaid expenses, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. Accounts payable as of December 31, 2015 and 2014 included amounts due to vendors and service providers in the amounts of $6,973 and $148,490, respectively.

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

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. No new options or warrants were issued in 2015 or 2014.

RECLASSIFICATIONS – Certain reclassifications have been made to previously reported amounts, so that the prior year’s presentation is comparative with the current year’s presentation.

COMPENSATED ABSENCES - The Company has not accrued a liability in accordance with FAS 43 (ASC 710), as the amount of the liability cannot be reasonably estimated at December 31, 2015 and 2014.

INCOME (LOSS) PER COMMON SHARE - Basic and diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period, and does not include the impact of any potentially dilutive common stock equivalents.  Potential common shares are not included in the computation of income (loss) per share, as their effect is antidilutive.

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

ADVERTISING COSTS - Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2015 and 2014 amounted to $112 and $0, respectively.

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

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

STOCK BASED COMPENSATION - The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS No. 123(R)") to account for stock-based compensation under ASC 718 and ASC 605, Compensation-Stock Compensation. The Codification requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date. An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense in 2015 and 2014.  ASC 718 requires cash flows resulting from tax deductions from the exercise of stock options in excess of recognized compensation cost (excess tax benefits) to be classified as financing cash flows. This requirement had no impact on our consolidated statement of cash flows in 2015 and 2014, as no options were exercised. During the years ended December 31, 2015 and 2014, respectively, the Company issued no stock awards to employees and issued no stock options or warrants in 2015 or 2014.

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

The fair values of options issued are being amortized over the respective vesting periods (primarily four years).  The amortized cost recognized for the year ended December 31, 2015 and 2014 was $0.  There is no future amortization of the fair value of options.

Stock Options

	2015		2014
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	90,000	$0.34	90,000	$0.34
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
Outstanding at end of year*	90,000	$0.34	90,000	0.34
Exercisable	90,000	$0.34	90,000	$0.34

 * Of the 90,000 options still active as of December 31, 2015: (i) 15,000 expire at 2-1-2017; (ii) 10,000 expire at 11-2-2017; (iii) 15,000 expire at 12-31-2018; (iv) 30,000 expire at 11-6-2019; and, (v) 20,000 expire at 12-23-2020.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Stock Warrants

The outstanding exercisable stock purchase warrants was 1,000,000 and 1,326,250 for the years ended December 31, 2015 and 2014, respectively with a weighted average exercise price of $3.00 and $2.64.  The following summarizes the warrant activity in 2015 and 2014.

	2015		2014
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	1,326,250	$2.64	1,356,250	$2.64
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
Expired	326,500	1.31	-	-
Outstanding at end of year	1,000,000	3.00	1,326,250	2.64
Exercisable	1,000,000	$3.00	1,326,250	$2.64

The remaining warrants outstanding as of December 31, 2015 will expire at December 30, 2016.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

From 2007 through the end of its fiscal 2010, the Company granted 10,000 common share stock purchase options to each of its outside directors upon their appointment in accordance to the Acacia Automotive, Inc. 2007 Stock Incentive Plan. Additionally, 15,000 common share purchase options were granted to each eligible director for each year of elected annual service to the Company, as well as other options for services on committees of the board of directors or for acting as chairs thereof.   On December 30, 2010, the Company’s board of directors voted to temporarily suspend director compensation, including the issuance of common stock purchase options, to its members effective January 1, 2011.  That suspension of director compensation has not yet been terminated.  As such, the Company did not issue any common stock purchase options in 2015 and 2014, but did issue $10,000 cash compensation to each of its three non-employee directors in 2015 for services, being a total of $30,000.

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
DECEMBER 31, 2015 AND 2014

NOTE 4 - EQUIPMENT AND VEHICLES - (Continued)

Additions and expenditures for improving or rebuilding existing assets that extend the useful life are capitalized. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the shorter of their economic lives or the lease term including any renewals that are reasonably assured. Property and equipment consisted of the following at December 31, 2015 and 2014:

	2015	2014
Vehicles	$39,268	$-
Computer equipment	24,610	12,476
Furniture & fixtures	751	751
Other equipment & software	31,231	41,160
Total property and equipment	95,860	54,387
Less accumulated depreciation	(44,332)	(48,151)
Net property and equipment	$51,528	$6,236

Equipment and vehicles acquired by capitalized leases and included in the above summary are set forth as follows at December 31, 2015 and 2014:

	2015	2014
Asset Cost	$27,534	$37,463
Accumulated Depreciation	(27,534)	(34,188)
	$-	$3,275

NOTE 5 - INCOME TAXES

As of December 31, 2015 and 2014 the Company had net operating loss carryforwards of approximately $12,242,000 and $12,939,000 respectively, which will expire beginning at the end of 2016.  A valuation allowance has been provided for the deferred tax asset as it is uncertain whether the Company will have future taxable income. A reconciliation of the benefit (expense) for income taxes with amounts determined by applying the statutory federal income rate of (34%) to the loss before income taxes is as follows:

	2015	2014
Net Operating Income (Loss)	$528,405	$(151,650)
Benefit (expense) for income taxes computed using the statutory rate of 34%	(179,658)	51,561
Non-deductible expense	(13,361)	(35,360)
Change in valuation allowance	193,019	(16,201)
Provision for income taxes	$-	$-

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 5 - INCOME TAXES - (Continued)

Significant components of the Company's deferred tax liabilities and assets at December 31, 2015 and 2014 are as follows:

	2015	2014
Total deferred tax assets	$4,162,408	$4,399,291
Deferred tax liabilities
Depreciation	(789)	(44,654)
Total deferred tax liabilities	(789)	(44,654)
Net deferred tax assets	4,161,619	4,354,637
Valuation allowance	(4,161,619)	(4,354,637)
	$-	$-

As of December 31, 2015 open Federal income tax years subject to examination include the tax years ended December 31, 2014 through 2012.

At December 31, 2015, net operating loss (“NOL”) carryforwards expiring through 2034 were as follows:

Expiring December 31,	Amount of NOL Expiring
2016	$2,762,000
2019	6,166,000
2026	408,000
2027	693,000
2028	771,000
2029	197,000
2030	32,000
2031	415,000
2033	692,000
2034	106,000
$12,242,000

NOTE 6 - STOCKHOLDERS’ EQUITY

Warrants and Options

The Company did not issue any common stock purchase warrants or common stock purchase options in 2015 or 2014.

Common Stock

In August 12, 2015 the Company issued 220,000 new restricted shares of its Common stock, and issued 238,597 new shares of its restricted Common stock in 2014. All of those shares issued in 2015 were issued for services, with 100,000 shares being issued to the Company’s securities attorney for services, 20,000 shares issued for services related to the Company’s financial servers, website and email services, and 100,000 shares issues in exchange for other services. Of those shares issued in 2014, 108,597 shares were issued in cancellation of debt, 20,000 shares were issued for services related to the Company’s computer servers and websites, 5,000 shares were issued for legal services, and 105,000 shares were issued to others for miscellaneous services.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 7 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 2015 and 2014:

	2015	2014
Accrued payroll and benefits	$-	$479,006
Accrued expenses - other	-	21,638
	$-	$500,644

NOTE 8 - OPERATING LEASES

The Company rented administrative space in Ocala, Florida on a month-to-month basis at $600 per month, but will terminate that lease in January 2016.

Rent expense for the years ended December 31, 2015 and 2014 were $6,851 and $8,628, respectively.

NOTE 9 - NOTES PAYABLE

The Notes Payable are as follows at December 31, 2015 and 2014:

	2015	2014
Note Payable to an individual, maturity date November 5, 2014	$-	$50,025

NOTE 10 - GOING CONCERN

As of December 31, 2015, the Company had only limited liquid assets and no revenues. As such, and without substantially increasing revenue or finding new sources of capital, the Company will find it difficult to continue to meet its obligations as they come due.

NOTE 11 - SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855, which establishes general standards of accounting for and disclosure of events after the balance sheet date but before financial statements are issued or are available to be issued.  Accordingly, the Company evaluated subsequent events through February 12, 2016, the date the financial statements were issued, and determined that there were other items to disclose.

The financial statements relating to this Annual Report on Form 10-K dated February 12, 2016 relate to operation of the Company for the periods ended December 31, 2015 and 2014. Of material significance following the information in this report through December 31, 2015 is the acquisition transaction of January 15, 2016, having an effective date of January 4, 2016.

On January 15, 2016 the Company acquired the assets and related businesses of the MariJ Group of companies consisting of four (4) entities, and intends to conduct its future business operations through two (2) newly-created wholly-owned subsidiaries utilizing the majority of those assets. The four acquired entities included: MariJ Agricultural, Inc., Canna-Cures Research & Development, LLC, JR Cannabis Industries, LLC, and TropiFlora, LLC, all being Florida for-profit entities. The Company has formed two new subsidiaries: MariJ Pharmaceuticals, Inc., and Canna-Cures Research & Development Center, Inc. in which it will house the acquired assets and the operations of the MariJ Agricultural and Canna-Cures entities.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 11 - SUBSEQUENT EVENTS - (Continued)

However, the State of Florida announced the names of the five applicants that were to be awarded the Growers Licenses, but TropiFlora was not among the winners.  Substantial legal objections have arisen as to the Florida license award process, prompting the filing of a number of complaints and spawning litigation with the State. The Company believes that, among other things, TropiFlora was unfairly judged for the licensing opportunity. The legal complaints instituted by TropiFlora while a part of the MariJ Group of companies and before its acquisition by Acacia left many questions that can only be answered as the cases progress through the administrative and judicial systems.  As a result of the fact that substantial sums would be required to pursue the reversal of the perceived errors in the licensing process, the Company believes it is not in its best interests to continue on that course.  Accordingly, the Company has therefore determined to exercise its option to rescind the TropiFlora acquisition under the certain specific terms and conditions agreed prior to its acquisition. Thus, the Company will take no action to create or operate a subsidiary utilizing the acquired TropiFlora assets.

The Company has also determined that it will not operate an entity utilizing the JR Cannabis Industries assets per se, since it primarily served as a servicing organization to MariJ Agricultural and is no longer needed. (See Item 1: Recent Events and Direction of the Company.)

NOTE 12 - DISCONTINUED OPERATIONS

The gain on discontinued operations was determined as follows as of June 30, 2015:

June 30, 2015

Purchase price	$2,560,814
Less: Assets sold	(1,106,319)
Expenses related to sale	(204,865)
Gain on disposal	$1,249,630

Revenues, as a component of the consolidated financial statements contained in this Annual Report on Form 10-K, are reclassified in the current and prior period as a result of the accounting procedures associated with discontinued operations.  Those revenues are then incorporated as gains or losses from the discontinued operations.  Prior to June 30, 2015, the Company was actively engaged in the manufacture of food-grade ingredient products derived from raw citrus peel and in transporting the raw citrus peel and the finished ingredient products.  The following is a summary of the operations of our discontinued operations for the nine month period ended September 30, 2015 and the fiscal year 2014:

	2015
Description	CEI	ATS	Total

Net revenue	$532,700	$121,704	$654,404
Costs and expenses
Costs of sale	256,212	36,332	292,544
Employee compensation	67,078	-	67,078
General & administrative expense	49,564	18,393	67,957
Gain on sale of assets	(3,060)	(462)	(3,522)
Interest expense	636	3,848	4,484
Total costs and expenses	$370,430	$58,111	$428,541

Income on discontinued operations, net of taxes	$162,270	$63,593	$225,863

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 12 - DISCONTINUED OPERATIONS - (Continued)

	2014
Description	CEI	ATS	Total

Net revenue	$1,384,683	$28,315	$1,412,998
Costs and expenses
Costs of sale	773,118	53,168	826,286
Employee compensation	134,581	-	134,581
General & administrative expense	59,530	14,669	74,199
Gain on sale of assets	-	(41,323)	(41,323)
Interest expense	11,588	6,949	18,537
Total costs and expenses	$978,817	$33,463	$1,012,280

Income on discontinued operations, net of taxes	$405,866	$(5,148)	$400,718

The following is a summary of the assets and liabilities of our discontinued operations for the fiscal year 2014:

	Assets
Description	CEI	ATS	Total

Cash	$(14,196)	$642	$(13,554)
Accounts receivable	200,520	12,266	212,786
Inventories	67,646	-	67,646
Prepaids	10,186	14,427	24,613
Property and equipment	718,409	95,009	813,418
Accumulated depreciation	(124,786)	(8,140)	(132,926)
Other assets	6,500	5,000	11,500
Assets of discontinued operations	$864,279	$119,204	$983,483

	Liabilities
Description	CEI	ATS	Total

Current portion of notes payable	$56,419	$58,371	$114,790
Accounts payable	21,792	117,242	139,034
Related party payables	244,105	-	244,105
Accrued liabilities	32,130	-	32,130
Notes payable	93,552	-	93,552
Liabilities of discontinued operations	447,998	175,613	623,611

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acacia Diversified Holdings, Inc.

Date: February 12, 2016	By:	/s/ Steven L. Sample
Steven L. Sample
CEO, President, and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven L. Sample	Director	February 12, 2016
Steven L. Sample

/s/ Dan L. Rigdon	Director	February 12, 2016
Dan L. Rigdon

/s/ V. Weldon Hewitt	Director	February 12, 2016
V. Weldon Hewitt

/s/ Danny R. Gibbs	Director	February 12, 2016
Danny R. Gibbs