Form 10-K/A
period 2015-12-31
Acacia Diversified Holdings, Inc.
filed 2016-04-25
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

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

Explanatory Note

This Amended Annual Report on Form 10-K/A is being filed to amend information provided in the previous Form 10-K filed on February 12, 2016. We have added to this Report the information determined necessary to clarify the Summary Compensation Table on page 34.

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

Item 11.  Executive Compensation

The following table sets forth certain information concerning the compensation earned during the years ended December 31, 2015 and 2014 by the Company's Chief Executive Officer, for whom disclosure is required:

SUMMARY COMPENSATION TABLE

		Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Total
Steven Sample, CEO (1)	2015	$225,000	$283,615	$508,615
Steven Sample, CEO (1)	2014	$185,000	66,100	$251,100

(1)  Mr. Sample became CEO of the Company in 2006 and has continued to serve in that capacity without interruption. The Company provided automobiles, or allowances in lieu thereof, to Mr. Sample in 2015 and 2014, the value of which was less than $10,000 per year.

To again assist with the Company’s liquidity, Mr. Sample agreed to defer all or most of his salary and employment bonus compensation in 2014 and 2015 through June 29th pending an outcome that would provide sufficient capital to the Company such that it could settle past due compensation obligations. At December 31, 2014, the Company owed Mr. Sample compensation of $411,416 accrued since 2012, including $25,000 from 2012, $135,316 from 2013, and $251,100 from 2014 which remained unpaid at December 31, 2014. Mr. Sample’s salary and bonus compensations for 2015 also remained unpaid until the Company sold the assets of its operating subsidiaries on June 29, 2015 after which it paid in full all its deferred compensation obligations from 2015 through the end of June, 2015 .  Included in the $283,615 bonus is $204,865 which is reported as an expense related to the sale of the subsidiaries. . The Company has not paid any compensation to Mr. Sample in the form of common or preferred stock, and there is currently no plan to do so.

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

(a) Financial Statements

The following financial statements are included herewith:

(b) Reports on Form 8-K

(c) Exhibits

31.1	Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

32.1	Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on February 12, 2016.

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

Acacia Diversified Holdings, Inc.

Date: April 25 , 2016	By:	/s/ Steven L. Sample
Steven L. Sample
CEO, President, and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven L. Sample	Director	April 25 , 2016
Steven L. Sample

/s/ Dan L. Rigdon	Director	April 25 , 2016
Dan L. Rigdon

/s/ V. Weldon Hewitt	Director	April 25 , 2016
V. Weldon Hewitt

/s/ Danny R. Gibbs	Director	April 25 , 2016
Danny R. Gibbs