Form 10-Q
period 2016-03-31
Acacia Diversified Holdings, Inc.
filed 2016-05-13
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2016:  15,430,256.

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2016 (Unaudited)	December 31, 2015 (Audited)
ASSETS
Current Assets
Cash	$128,743	$221,174
Accounts receivable	157,500	147,700
Inventory, stated at lower of average cost or market	84,982	-
Prepaid expenses	43,910	21,069
Total Current Assets	415,135	389,943

Property and Equipment, net of accumulated depreciation of $55,302 and $25,325 in 2016 and 2015, respectively	509,640	513,753
Other assets	841	2,577
Total Assets	$925,616	$906,273

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$62,450	$12,315
Total Liabilities	62,450	12,315
Stockholders’ Equity
Common stock, $0.001 par value, 150,000,000 shares authorized; 15,430,256 and 666,950 shares issued and outstanding in 2016 and 2015, respectively	15,430	667
Additional paid-in capital	2,443,316	2,207,708
Member’s equity	-	20,687
Retained deficit	(1,595,580)	(1,335,104)
Total Stockholders’ Equity	863,166	893,958
Total Liabilities & Stockholders’ Equity	$925,616	$906,273

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

	2016	2015

Revenues
Revenues	$225,834	$-
Total Revenues	225,834	-

Cost of revenues, including $21,778 of depreciation in 2016	72,243	-
Gross profit	153,591	-
Costs and expenses
Employee compensation	137,223	-
Loss on sale of equipment to a related party	42,987	-
General and administrative	232,358	105,823
Depreciation and amortization	1,499	-
Total costs and expenses	414,067	105,823
Operating (loss) before other income (expense) and income taxes	(260,476)	(105,823)
Income taxes	-	-
Net (loss)	(260,476)	(105,823)

Basic and diluted loss per share	$(0.02)	$(0.01)
Weighted average number of common shares outstanding	15,430,256	14,034,156

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

	Members (Deficit) Equity		Common Stock
	Units	Amount	Shares	Par Value	Additional Paid-in Capital	Retained Deficit	Total

Balance December 31, 2015	8,000	$20,687	669,950	$667	$2,207,708	$(1,335,104)	$893,958

Reverse merger and recapitalization	(8,000)	(20,687)	14,760,306	14,763	235,608	-	229,684

Net (loss)	-	-	-	-	-	(260,476)	(260,476)

Balance March 31, 2016	-	$-	15,430,256	$15,430	$2,443,316	$(1,595,580)	$863,166

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

	2016	2015

Net income (loss)	$(260,476)	$(105,823)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	23,277	-
Loss on sale of equipment to a related party	42,987	-
Changes in operating assets and liabilities
Accounts receivable	(9,800)	-
Other assets	2,577	-
Prepaid expenses	(19,407)	-
Inventory	(84,982)	8,210
Accounts payable	43,162	(24,112)
Net cash flows provided by (used in) operating activities	(262,662)	(121,725)
Cash flows provided by (used in) investing activities
Property and equipment	(10,623)	(154,180)
Net cash flows provided by (used in) from investing activities	(10,623)	(154,180)
Cash flows provided by (used in) from financing activities
Reverse merger cash acquisition	180,854	-
Sale of stock	-	95,000
Net cash flows provided by (used in) by financing activities	180,854	95,000
Net increase (decrease) in cash and cash equivalents	(92,431)	(180,905)
Cash, beginning of period	221,174	293,158
Cash, end of period	$128,743	$112,253

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities
Prepaids	$(3,434)	$-
Equipment	(95,860)	-
Accumulated depreciation	44,332	-
Other assets	(841)	-
Accounts payable	6,973	-
Additional paid-in capital	48,830	-
	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 and 2015

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

THE COMPANY - Acacia Diversified Holdings, Inc. (“Acacia” or the “Company”) by and through its wholly-owned subsidiaries, MariJ Pharmaceuticals, Inc. and Canna-Cures Research & Development Center, Inc. is an entity primarily engaged in the medicinal cannabis products industry.

Prior to the sale of its previous subsidiaries on June 29, 2015, the Company was (i) through its Citrus Extracts, Inc. (“CEI”) subsidiary engaged in operating an agricultural processing and manufacturing business concentrating on optimizing citrus biomass (waste) materials into food, beverage, spice, nutraceutical, skin care, cosmetics, and botanical products; (ii) through its wholly-owned Acacia Transport Services, Inc. (“ATS”) subsidiary in Fort Pierce, Florida engaged in the transportation industry; and, (iii) through its Acacia Milling Services (“AMS”) operations engaged in milling finished products for the Company’s Citrus Extracts, Inc. subsidiary and ultimately other clients.

The Company sold the assets and related businesses of its CEI and ATS subsidiaries, and its AMS operations, being all of its then revenue-producing operations, on June 29, 2015, and accounted for those operations as discontinued effective with the Quarterly Report on Form 10-Q for the period ended June 30, 2015.  Those events were reported in their entirety by the Company on its Current Report on Form 8-K on July 16, 2015.  That document is available for viewing on the Company’s website at:
http://www.acacia.bz/sec/sec.htm and on the SEC website at: https://www.sec.gov/Archives/edgar/data/1001463/000155723415000204/0001557234-15-000204-index.htm

Immediately following the disposal of its citrus manufacturing related subsidiaries at the end of June 2015, the Company began reviewing opportunities for new acquisitions, including its review of MariJ Agricultural, Inc. and related entities in the Clearwater, Florida area.  Following discussions that began in earnest in August 2015, and an agreement on the terms of acquisition, the Company entered into a Letter of Intent in November 2015 to acquire the assets and businesses of the MariJ Group of companies that included MariJ Agricultural, JR Cannabis Industries, LLC; Canna-Cures Research & Development Center, LLC; and, TropiFlora, LLC.  An amended Letter of Intent was drafted on December 8, 2015 and the acquisition was consummated on January 15, 2016 with an effective date of January 4, 2016.

On January 19, 2016 the Company filed a Current Report on Form 8-K describing the events relating to the acquisition transactions.   The Company subsequently filed expanded and updated information relating to that acquisition on its Amended Current Report on Form 8-K/A on April 25, 2016.  That document is available for viewing on the Company’s website at http://www.acacia.bz/sec/sec.htm and on the SEC website at:
https://www.sec.gov/Archives/edgar/data/1001463/000118518516004336/0001185185-16-004336-index.htm

Following those acquisitions, the Company formed two new subsidiaries to conduct its new medical cannabis business activities, being MariJ Pharmaceuticals, Inc. (“MariJ Pharma”) and Canna-Cures Research & Development Center, Inc. (“Canna-Cures”).

These unaudited condensed interim consolidated financial statements should be read in conjunction with the annual financial statements for Acacia most recently completed fiscal year ended December 31, 2015, and the audited consolidated financial statements of the MariJ Group of companies for the year ended December 31, 2015, included in Acacia’s Form 8-K/A filed on April 25, 2016. These unaudited condensed interim consolidated financial statements do not include all disclosures required in annual financial statements, but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed interim consolidated financial statements have been prepared using the same accounting policies and methods as those used by the Company in the annual audited financial statements for the year ended December 31, 2015.

In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods.

CONSOLIDATION – At March 31, 2016 MariJ Pharmaceuticals, Inc. and Canna-Cures Research & Development Center, Inc.  were the only subsidiaries of the Company with MariJ being the only revenue-producing subsidiary until Canna-Cures becomes operational. All significant intercompany accounts and transactions are eliminated in consolidation.

NOTE 2 - REVERSE MERGER ACCOUNTING
On January 15, 2016 the Company entered into a definitive Asset Purchase Agreement to acquire substantially all of the assets of the “MariJ Group” of companies, including (1) MariJ Agricultural, Inc.; (2) Canna-Cures Research & Development Center, LLC; (3) TropiFlora, LLC; and, (4) JR Cannabis Industries, LLC with an effective date of January 4, 2016.  TropiFlora and Canna-Cures had no operations or assets as of December 31, 2015.  In connection with the acquisition, the Company issued 2,474,850 shares of its common stock to the shareholders and members of the MariJ Group.
As result of this transaction Rick Pertile, CEO of MariJ Group, became CEO and Chairman of the Board of Directors of Acacia.  In addition two members of the Board of Directors of Acacia resigned and Mr. Pertile, together with the two remaining directors, appointed to Acacia’s Board two individuals that were owners and directors of the MariJ Group.  After the acquisition, all company operations were those of the MariJ Group.
The merger of the MariJ Group into the non-operating public company (Acacia), which had only nominal assets (total assets aggregated $236,657, including cash of $180,854), is considered to be a capital transaction. The transaction was equivalent to the issuance of stock by the MariJ Group for the net assets of Acacia, accompanied by a recapitalization.
The historical consolidated financial statements of the MariJ Group become the consolidated financial statements of the public company subsequent to the merger.  The audited consolidated financial statements of the MariJ Group were included in the Current Report on Form 8-K/A filed April 25, 2016 by Acacia.
The weighted average number of outstanding shares has been adjusted for the reverse merger transaction.
NOTE 3 – GOING CONCERN

As of March 31, 2016, the Company had only limited liquid assets and limited revenues from its subsidiaries. As such, and without substantially increasing revenue or finding new sources of capital, the Company will find it difficult to continue to meet its obligations as they come due.  The Company is still locating new clients for its services and products.

While the services performed by the Company’s MariJ subsidiary and sales of current inventory supplies, if sold on a timely basis, are sufficient to meet the Company’s immediate cash needs, these factors raise some doubt as to the ability of the Company to continue as a going concern.  Management’s plans include instituting production, which began in the Company’s new MariJ Pharma subsidiary during the first quarter of 2016, selling its inventories of products in the normal course of production, attempting to start new businesses or find additional operational businesses to buy, and attempting to raise funds from the public through an equity offering of the Company’s common stock and sales of convertible debentures beginning in the second quarter of 2016. Management intends to make every effort to identify and develop all these sources of funds, but there can be no assurance that Management’s plans will be successful.

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

On July 10, 2013 the Company, through its newly-created wholly-owned subsidiary CEI, entered into a definitive agreement to acquire certain assets and assumed certain liabilities related to those assets from Red Phoenix Extracts, Inc. (“RPE”), a corporation located in Fort Pierce, Florida.  The assets included, among other things, furnishings, machinery, and equipment. As consideration for the assets, the Company issued to the holders of RPE nine hundred thousand (900,000) restricted shares of the Company’s common stock. CEI also assumed certain liabilities of RPE, including, specifically, the lease for RPE’s Fort Pierce, Florida location. There was no cash consideration in the transaction, which was more particularly described in the Company’s Current Report on Form 8-K dated July 10, 2013, which is incorporated by reference herein.

The Company used the assets from that acquisition to begin a new wholly-owned operating subsidiary named Citrus Extracts, Inc. (“CEI”). CEI was a business that utilized our proprietary chemical-free, 100% natural processes in the manufacturing, sale, and distribution of all-natural, food-grade ingredients from raw, fresh, natural citrus peel resulting from citrus juicing operations. Through these controlled methods, CEI processed and dehydrated orange, lemon, grapefruit and tangerine peel into its “CitraBlend” and “CitraBlend Organic” products and then milled those products into varying sizes.  These ingredients, both organic and non-organic, found their way into many regional and national brand-name products commonly found on America’s kitchen tables in the form of spices, teas, and otherwise. Our CitraBlend products were also utilized in brewing many local and regional craft beers in addition to nationally-recognized beer brands

In 2014 the Company formed a second wholly-owned subsidiary named Acacia Transport Services, Inc. (“ATS”). ATS was a business in the transportation industry that hauled fresh, raw, citrus peel resulting from the juice extraction process at juice plants. ATS has an exclusive contract to remove all the remediated raw citrus peel from Lambeth Groves Juice Company in Vero Beach, Florida, approximately 20 miles from the CEI manufacturing plant. ATS hauled much of the raw peel to CEI for use in its manufacturing processes, and delivers excess peel to local farmers for use as livestock feed. Acacia Transport Services transported its first load of raw peel from Lambeth Groves on August 7, 2014 and transported subsequent loads going forward from that date.  Full-scale transport operations finally began with the onset of the 2015 citrus season in December 2014.

The Company sold its citrus-related operations in Fort Pierce, Florida, its only revenue-producing operations at the time, on June 29, 2015, and accounted for those operations as discontinued effective with its Quarterly Report on Form 10-Q for the period ended June 30, 2015.  Those events were also reported in their entirety by the Company on its Current Report on Form 8-K on July 16, 2015.  That document is available for viewing on the Company’s website at:
http://www.acacia.bz/sec/sec.htm and on the SEC website at:
https://www.sec.gov/Archives/edgar/data/1001463/000155723415000204/0001557234-15-000204-index.htm

On January 15, 2016 the Company acquired the assets and related businesses of the MariJ Group of companies in Tampa, Florida for 2,474,850 shares of common stock.  In addition, the CEO of Acacia prior to the acquisition agreed to divest himself of 2,500,000 shares of his Common stock of the Company in a window of 37-39 months from the closing, giving the new CEO of the Company, Mr. Pertile, a right of first refusal to acquire those shares at par value.  Mr. Sample also granted to Mr. Pertile a proxy to vote those shares prior to his disposal thereof.

The MariJ Group consisted of MariJ Agricultural, Inc., JR Cannabis Industries, LLC, Canna-Cures Research & Development Center, LLC, and TropiFlora, LLC.  The former two had operations at the time of the acquisition.

On January 19, 2016 the Company filed a Current Report on Form 8-K describing the events relating to the acquisition transactions.   The Company subsequently filed expanded and updated information relating to that acquisition on its Amended Current Report on Form 8-K/A on April 25, 2016.  That document is available for viewing on the Company’s website at http://www.acacia.bz/sec/sec.htm and on the SEC website at:
https://www.sec.gov/Archives/edgar/data/1001463/000118518516004336/0001185185-16-004336-index.htm

Following those acquisitions, the Company formed two new subsidiaries to conduct its new medicinal cannabis business activities, being MariJ Pharmaceuticals, Inc. (“MariJ Pharma”) and Canna-Cures Research & Development Center, Inc. “Canna-Cures”). MariJ is already a revenue-producing entity and Canna-Cures is set to engage in revenue-producing activities following future fundraising activities.

The impetus of the MariJ subsidiary, among many other initiatives, will be the extraction and processing of very high quality, high-CBD/low-THC content medical grade cannabis oils from medicinal cannabis plants.  MariJ specializes in organic strains of the plant where available, setting itself apart from the general producers of non-organic products.  In addition, MariJ has the technical expertise and capability to process and formulate the oils and to employ them in its compounding operations.  MariJ will seek to become engaged as owner or co-owner of a grow facility in Florida or other location(s) such as to produce its own plants for processing. MariJ has also been preparing for the 2016 rollout of its newly-developed, proprietary GeoTraking Technology that is fully compliant with the Health Insurance Portability and Accountability standard (“HIPAA”) utilizing its “plant to patient” solution. This GeoTraking Technology is designed to provide a full-channel patient care tracking system that is fully compliant under today’s strict HIPAA regulations that require privacy and security of the patient’s information. Beginning with RFID labeling and tracking of every single seed employed in the grow program and continuing through the sale of prescription products in a sophisticated retail PoS delivery system, the GeoTraking Technology will be the most advanced system available.

The Company intends to utilize its new Canna-Cures subsidiary to engage in research and development activities as well as retail and wholesale distribution of medical cannabis products and dietary supplements, depending upon our ability to comply in each instance with FDA rules and other regulations.  As a part of its R&D efforts, the new subsidiary will seek to align itself with institutions of higher learning in working to develop new products and to identify and develop additional uses for its medical cannabis products.

The Company intends to acquire, through its MariJ Pharma subsidiary, portions or complete ownership of growers licenses and grow operations in one or more states.  The acquisition of these licenses is anticipated to provide the Company with the opportunity to compound medicinal products using mixtures of CBD and THC-rich oils that have very little hallucinogenic properties but have significantly improved medicinal properties.

Description of Current Operations

The Company’s current business operations are currently conducted through its wholly-owned subsidiary MariJ Pharmaceuticals, Inc. (“MariJ Pharma”). The Company plans to institute revenue-producing operations in its Canna-Cures Research & Development Center, Inc. (“Canna-Cures”) subsidiary following fundraising operations scheduled for later this year.

The impetus of the MariJ subsidiary, among many other initiatives, will be the extraction and processing of very high quality, high-CBD/low-THC content medical grade cannabis oils from medicinal cannabis plants.  MariJ specializes in organic strains of the plant, whenever available, setting itself apart from the general producers of non-organic products.  In addition, MariJ has the technical expertise and capability to process and formulate the oils and to employ them in its compounding operations.  MariJ will seek to become engaged as owner or co-owner of a grow facility in Florida or other location(s) such as to produce its own plants for processing. MariJ has also been preparing for the 2016 rollout of its newly-developed, proprietary GeoTraking Technology that is fully compliant with the Health Insurance Portability and Accountability standard (“HIPAA”) utilizing its “plant to patient” solution. This GeoTraking Technology is designed to provide a full-channel patient care tracking system that is fully compliant under today’s strict HIPAA regulations that require privacy and security of the patient’s information. Beginning with RFID labeling and tracking of every single seed employed in the grow program and continuing through the sale of prescription products in a sophisticated retail PoS delivery system, the GeoTraking Technology will be the most advanced system available.

The Company intends to utilize its new Canna-Cures subsidiary to engage in research and development activities as well as retail and wholesale distribution of medicinal cannabis products and dietary supplements, depending upon our ability to comply in each instance with FDA rules and other regulations.  As a part of its R&D efforts, the new subsidiary will seek to align itself with institutions of higher learning in working to develop new products and to identify and develop additional uses for its medical cannabis products.

Effect of General Economic Factors on Operations

As is common with other businesses, the Company has experienced and expects to continue to experience fluctuations in its quarterly results of operations due to a number of factors, many of which are beyond the Company's control and which are common to the industry.

Discussion Regarding Current Financial Condition

Three months ended March 31, 2016

On January 15, 2016 the Company entered into a definitive Asset Purchase Agreement to acquire substantially all of the assets of the “MariJ Group” of companies, including (1) MariJ Agricultural, Inc.; (2) Canna-Cures Research & Development Center, LLC; (3) TropiFlora, LLC; and, (4) JR Cannabis Industries, LLC with an effective date of January 4, 2016.  TropiFlora and Canna-Cures had no operations or assets as of December 31, 2015.
After the acquisition, all company operations were those of the MariJ Group.
The merger of the MariJ Group into the non-operating public company (Acacia) is considered to be a capital transaction. The transaction was equivalent to the issuance of stock by the MariJ Group for the net assets of Acacia, accompanied by a recapitalization.
The historical consolidated financial statements of the MariJ Group become the consolidated financial statements of the public company subsequent to the merger.  The audited consolidated financial statements of the MariJ Group were included in the Current Report on Form 8-K/A filed April 25, 2016 by Acacia.  The weighted average number of outstanding shares has been adjusted for the reverse merger transaction.
The Company instituted revenue-producing operations with its new MariJ Pharma subsidiary in the first quarter of 2016, generating about $226,000 in revenues. The revenues of that subsidiary are anticipated to grow as its operations become more fully funded, and the Company also anticipated instituting revenue-producing operations in its new Canna-Cures subsidiary following planned fundraising later in this year.

For the three months ended March 31, 2016 and 2015, the total costs and expenses increased approximately $308,000. This increase was primarily due to employee compensation of $137,000 (there were no employees in 2015) and a $127,000 increase in general and administrative costs resulting from increased legal and accounting fees.  Also, as a part of the merger, selected assets owned by Acacia were sold to its then CEO for $1.00 resulting in a loss on sale of assets of $42,987.

As of March 31, 2016, the Company had a negative consolidated net cash flow of approximately $92,000 versus a negative cash flow of approximately $181,000 for the same period in 2015.  This resulted from negative net cash flows in Q1 2016 of about $263,000 used in operating activities, about $11,000 used in investing activities, and a positive net cash flow provided by financing activities of about $181,000, versus negative net cash flows in Q1 2015 of about $122,000 used in operating activities, about $154,000 used in investing activities, and a positive net cash flow provided by financing activities of about $95,000.

The positive cash flows provided by financing activities of approximately $181,000 in Q1 of 2016 came from the reverse merger cash acquisition of the MariJ entities, and the positive cash flows provided by financing activities of approximately $95,000 in Q1 of 2015 came from the sale of stock.

The net negative cash flows used in operating activities resulted primarily from a net loss of about $263,000 and about $106,000 in Q1 of 2016 and 2015, respectively, before adjustments to reconcile the net losses to net cash used in operating activities, and primarily for adjustments to inventories and accounts payable for both periods. Those losses and the related negative net cash flows of about $92,000 and $181,000 for the periods ended March 31, 2016 and 2015, respectively, were not sufficient to cover the costs of our corporate activity.

Liquidity and Capital Resources

The Company looks to its subsidiary operations to provide cash flow and cash return on its investment.  Our accountants have issued, in their prior audit report, a going concern opinion reflecting a conclusion that our operations may not be able to continue because of a lack of financial resources.

The Company currently relies upon the revenue-producing operations of its MariJ Pharmaceuticals, Inc. subsidiary to provide its liquidity.  When the Canna-Cures subsidiary begins operations, the Company will then begin to rely upon those revenues as well.  Canna-Cures is anticipated to begin operations in the third quarter of 2016.

The Company is currently working to increase its revenues from operations and continues to evaluate opportunities for acquisitions.  There can be no assurances that its revenues will be sufficient to meet its needs in the near future or if any such acquisition opportunities will occur, or if they do occur, if they will present viable revenue-producing assets for the Company, or that the Company will be able to raise sufficient capital to acquire any such opportunity.

Our operations in the first three months of 2016 did not provide sufficient cash flow to cover our corporate activity on an ongoing basis, essentially our executive officers, administrative overhead, and overhead that includes the cost of lawyers and accountants required to be publicly held.

Cash Balances

The Company will require substantial infusions of working capital or a substantial increase in the cash generated from its new revenue-producing operations to insure long-term liquidity and to enable the implementation of its business plans. As such, the Company intends to seek infusions of capital in the form of a private offering of its equity and securities later this year.  There can be no assurance the Company will be successful in obtaining infusions of capital for any purposes, or if it were successful in raising capital, that the capital raised would be sufficient to enable its business plans, or if the capital were sufficient to enable its business plans that the Company may not be successful in meeting is expectations..

Financing of Planned Expansions and Other Expenditures

Management’s plans include increasing production, selling its inventories of products in the normal course of production, attempting to start new businesses or to find additional operational businesses to buy, and attempting to raise funds, possibly from the public through an equity or debt offering or both. The Company also plans to grow through acquisitions, and anticipates that it will need to raise additional capital to do so.  Management intends to make every effort to identify and develop all these sources of funds, but there can be no assurance that Management’s plans will be successful.

Dependence on Key Personnel

Our future performance depends in significant part upon the continued service of our Chief Executive Officer, Richard K. Pertile and, to a lesser extent, on the continued service of Kim Edwards, the Company’s Chief Operations Officer. The loss of either of their services could have a material adverse effect on our business, prospects, financial condition and results of operations. The Company does not presently maintain key man life insurance on Mr. Pertile or Ms. Edwards, but may obtain such insurance at the discretion of its board of directors for such term as it may deem suitable or desirable. Our future success may depend on our ability to attract and retain highly qualified technical, sales and managerial personnel. The competition for such personnel can be intense, and there can be no assurance that we can attract, assimilate or retain highly qualified technical, sales and managerial personnel for favorable compensations in the future.

Basis of Services Rendered and Contemplated Business

The Company entered the medicinal hemp and marijuana sector in January of 2016 through its new MariJ Pharmaceuticals, Inc. subsidiary. MariJ Pharma utilizes our confidential and proprietary processes in the manufacturing, sale, and distribution of CBD-rich cannabis oils and related ingredients. The Company anticipates launching its new Canna-Cures Research & Development Center, Inc. subsidiary in the third quarter of 2016.  All these operations will form the new consolidated basis of services rendered by the Company.

The Company continues to consider other acquisition opportunities in any industry, but is focused on the medicinal cannabis sectors.

Implementation of Business Plan

The Company currently does not have sufficient working capital to pursue its business plans. The Company’s ability to implement its business plans will depend on its ability to obtain sufficient working and investment capital to execute its business plans, and anticipates launching a capital raising effort in the second quarter of 2016 involving the sales of its equities and debt as convertible debentures.  The Company will also seek to find new acquisitions.  There can be no assurance that we will be able to obtain additional capital, or, if available, that such capital will be available at terms acceptable to us, or that we will be able to generate profit from new operations, or if profits are generated, that they will be sufficient to carry out our business plans, or that the plans will not be modified.

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

As of March 31, 2016 the Company had no full-time corporate officer except its President and CEO, who devotes the majority of his business time and efforts to the management and direction of the Company and its subsidiaries.  The President and CEO of the Company also serves as a director of the Company as well as serving as an officer and director of the Company’s subsidiary corporations.  Service in those capacities with the subsidiaries is not considered to constitute a conflict of interest on the part of employees, managers, or directors.  The Company’s President and CEO continued to serve in those capacities as of March 31, 2016. In subsequent events the Company appointed Ms. Kim Edwards as its Chief Operating Officer.  Ms. Edwards performs other duties for organizations not directly related to the Company, but which the Company believes provides additional value to its own opportunities. As such, there is not now, nor has there previously been considered to be, any material conflict of interest on the part of either.  Both officers of the Company may reasonably be expected to have or gain other affiliations, associations, or ownership interests in other entities which could under certain conditions be considered to be conflicts of interest.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer who acts as our Principal Financial Officer to allow timely decisions regarding required disclosure.  During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.   Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

During the first quarter of 2016 the Company did not make changes in its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information.

Legal Proceedings.

None.

Subsequent Events

On April 22, 2016 the Company held its Annual Meeting of Shareholders and related Annual Meeting of its Board of Directors in Dallas, Texas. Among events that occurred at the shareholders meeting, by a plurality vote of more than 60% of the shares eligible to vote at the meeting: (i) the shareholders approved the election of all five of the Company’s nominees to its Board of Directors.  Those were the same directors who had served since the Company acquired the MariJ Group of companies on January 15, 2016, and included Richard K. Pertile, who also acts as Chairman of the Board, Gary J. Roberts, Jr., Neil B. Gholson, Danny R. Gibbs, and Steven L. Sample; (ii) the shareholders approved the re-appointment of KWCO, PC as the Company’s independent public accountants; (iii) the shareholders approved the Company’s executive compensation program as a “Say-on-Pay” vote.  Among events that occurred at the Annual Board of Directors meeting: (i) the Company’s CEO was given an employment agreement through December 31, 2018.  A true copy of that agreement will be filed when completed and executed; (ii) Ms. Kim Edwards was appointed as Chief Operating Officer of the Company and also granted an employment agreement that expires on December 31, 2017. A true copy of that agreement will be filed when completed and executed; (iii) approval was granted to initiate a fundraising program through a broker-dealer to fund the capital needs of the Company primarily relating to acquiring cannabis growers licenses and implementing cannabis grow facilities, acquisition of additional mobile extracting and laboratory units to generate additional revenues, capitalization of the new Canna-Cures Research & Development Center, funding clinical studies, completion and roll-out of the Company’s new GeoTraking HIPAA Compliant software with its “Soil to Oil” and “Plant to Patient” solutions in addition to inclusion of its Point of Sale (PoS) software, and in addition to other business plans the Company adopted a plan of growth subject to success in its upcoming efforts to raise capitalization in a private offering of its securities.

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

Acacia Diversified Holdings, Inc.

Date: May 13, 2016	By:	/s/ Richard K. Pertile
Richard K. Pertile
Chief Executive Officer and
Principal Financial Officer