Form 10-Q
period 2016-06-30
Acacia Diversified Holdings, Inc.
filed 2016-08-15
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

           (877) 513-6294
(Registrant's telephone number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2016:  15,430,256.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2016 (Unaudited)	December 31, 2015 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$122,712	$221,174
Accounts receivable	-	147,700
Inventory, stated at lower of average cost or market	84,982	-
Prepaid expenses	32,300	21,069
Total Current Assets	239,994	389,943
Property and Equipment, net of accumulated depreciation of $69,456 and $25,325 in 2016 and 2015, respectively	495,485	513,753
Other Assets	841	2,577
Total Assets	$736,320	$906,273

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$99,059	$12,315
Shareholder payable	79,000	-
Total Liabilities	178,059	12,315

Stockholders’ Equity
Common stock, $0.001 par value, 150,000,000 shares authorized; 15,430,256 and 666,950 shares issued and outstanding in 2016 and 2015, respectively	15,430	667
Additional paid-in capital	2,443,316	2,207,708
Member’s equity	-	20,687
Retained deficit	(1,900,485)	(1,335,104)
Total Stockholders’ Equity	558,261	893,958
Total Liabilities and Stockholders’ Equity	$736,320	$906,273

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$-	$-	$225,366	$-
Total revenues	-	-	225,366	-
Cost of revenues, including depreciation of $13,029 and $34,807 for the three months and six months ended June 30, 2016	41,289	-	113,064	-
Gross profit (loss)	(41,289)	-	112,302	-
Costs and expenses
Employee compensation	138,784	-	276,007	-
Loss on sale of equipment to related party	-	-	42,987	-
General and administrative	123,669	140,689	356,027	246,512
Depreciation	1,126	-	2,624	-
Total costs and expenses	263,579	140,689	677,645	246,512
Operating income (loss) before other income (expense) and income taxes	(304,868)	(140,689)	(565,343)	(246,512)
Other income (expense)
Interest expense	(38)	-	(38)	-
Total other income (expense)	(38)	-	(38)	-
Income (loss) before income taxes	(304,906)	(140,689)	(565,381)	(246,512)
Income taxes	-	-	-	-
Net income (loss)	$(304,906)	$(140,689)	$(565,381)	$(246,512)

Basic and diluted loss per share
Income (loss) per share	$(0.02)	$(0.01)	$(0.04)	$(0.02)
Weighted average number of common shares outstanding	15,430,256	15,210,256	15,430,256	15,210,256

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(Unaudited)
	Members Equity		Common Stock
	Units	Amount	Shares	Par Value	Additional Paid-in Capital	Retained Deficit	Total

Balance December 31, 2015	8,000	$20,687	669,950	$667	$2,207,708	$(1,335,104)	$893,958

Reverse merger and recapitalization	(8,000)	(20,687)	14,760,306	14,763	235,608	-	229,684

Net loss June 30, 2016	-	-	-	-	-	(565,381)	(565,381)

Balance June 30, 2016	-	$-	15,430,256	$15,430	$2,443,316	$(1,900,485)	$558,261

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)

	2016	2015
Cash flows from operating activities
Net income (loss)	$(565,381)	$(246,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	37,431	-
Loss on sale of equipment to related party	42,987	-
Changes in operating assets and liabilities
Accounts receivable	147,700	-
Other assets	2,577	(2,577)
Inventory	(84,982)	-
Prepaids	(7,797)	8,210
Accounts payable	79,772	(64,423)
Net cash flow (used in) operating activities	(347,693)	(305,302)
Cash flows (used in) investing activities
Purchase of equipment	(10,623)	(190,269)
Net cash flow (used in) investing activities	(10,623)	(190,269)
Cash flows provided by financing activities
Reverse merger cash acquisition	180,854	-
Sale of stock	-	470,000
Shareholder payable	79,000	-
Net cash flows provided by financing activities	259,854	470,000
Net (decrease) in cash and cash equivalents	(98,462)	(25,571)
Cash, beginning of period	221,174	293,158
Cash, end of period	$122,712	$267,587

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$38	$-
Income taxes	$-	$-
Non-cash investing and financing activities
Prepaids	$(3,434)	$-
Equipment	(95,860)	-
Accumulated depreciation	44,332	-
Other assets	(841)	-
Accounts payable	6,973	-
Additional paid-in capital	48,830	-
	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 and 2015

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

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 and 2015

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION (Continued)

CONSOLIDATION – At June 30, 2016 MariJ Pharmaceuticals, Inc. and Canna-Cures Research & Development Center, Inc.  were the only subsidiaries of the Company with MariJ being the only revenue-producing subsidiary until Canna-Cures becomes operational. All significant intercompany accounts and transactions are eliminated in consolidation.

NOTE 2 – REVERSE MERGER ACCOUNTING

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

NOTE 3 – GOING CONCERN

As of June 30, 2016, the Company had only limited liquid assets and limited revenues from its subsidiaries. As such, and without substantially increasing revenue or finding new sources of capital, the Company will find it difficult to continue to meet its obligations as they come due.  The Company is still locating new clients for its services and products, and the business is generally seasonal with the second and third quarters of the calendar year being the slowest as a result of it being the “off season” for outside grow of Cannabis hemp plants.  The Company is currently involved in a capital raise which, if successful, could result in obtaining indoor grow facilities that could provide for year-round grows.  There can be no assurance that the Company will be successful in its efforts to raise capital, or if it were successful in raising capital, that it would be successful in meeting its business plans.  While the services performed by the Company’s MariJ subsidiary and sales of current inventory supplies, if sold on a seasonally-adjusted basis, are anticipated to be sufficient to meet the Company’s liquidity needs, these factors raise some doubt as to the ability of the Company to continue as a going concern.  Management’s plans include increasing production at the Company’s new MariJ Pharma subsidiary during the third quarter and more particularly during the fourth quarter of 2016, selling its inventories of products, attempting to start new businesses or find additional operational businesses to buy, and attempting to raise funds from the public through an equity offering of the Company’s common stock and sales of convertible debentures through a private placement offering instituted in the latter part of the second quarter of 2016. Management intends to make every effort to identify and develop all these sources of funds, but there can be no assurance that Management’s plans will be successful.

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

The Company used the assets from that acquisition to begin a new wholly-owned operating subsidiary named Citrus Extracts, Inc. (“CEI”). CEI was a business that utilized our proprietary chemical-free, 100% natural processes in the manufacturing, sale, and distribution of all-natural, food-grade ingredients from raw, fresh, natural citrus peel resulting from citrus juicing operations. Through these controlled methods, CEI processed and dehydrated orange, lemon, grapefruit and tangerine peel into its “CitraBlend” and “CitraBlend Organic” products and then milled those products into varying sizes.  These ingredients, both organic and non-organic, found their way into many regional and national brand-name products commonly found on America’s kitchen tables in the form of spices, teas, and otherwise. Our CitraBlend products were also utilized in brewing many local and regional craft beers in addition to nationally-recognized beer brands.

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

Description of Current Operations

On January 15, 2016, in a reverse merger transaction, the Company acquired the assets and related businesses of the MariJ Group of companies in Tampa, Florida for 2,474,850 shares of common stock, and Marij emerged as the survivor in that transaction.  In that transaction, the CEO of Acacia prior to the acquisition, Mr. Sample, agreed to divest himself of 2,500,000 shares of his Common stock of the Company in a window of 37-39 months from the closing, giving the new CEO of the Company, Mr. Pertile, a right of first refusal to acquire those shares at par value.  Mr. Sample also granted to Mr. Pertile a proxy to vote those shares prior to his disposal thereof.
The MariJ Group consisted of MariJ Agricultural, Inc., JR Cannabis Industries, LLC, Canna-Cures Research & Development Center, LLC, and TropiFlora, LLC.

On January 19, 2016 the Company filed a Current Report on Form 8-K describing the events relating to the acquisition transactions.   The Company subsequently filed expanded and updated information relating to that acquisition on its Amended Current Report on Form 8-K/A on April 25, 2016 as a “Super 8-K” report.  That document is available for viewing on the Company’s website at:

 http://www.acacia.bz/sec/sec.htm and on the SEC website at:

https://www.sec.gov/Archives/edgar/data/1001463/000118518516004336/0001185185-16-004336-index.htm

Following those acquisitions, the Company formed two new subsidiaries to conduct its initial medicinal cannabis business activities, being MariJ Pharmaceuticals, Inc. (“MariJ Pharma”) and Canna-Cures Research & Development Center, Inc. “Canna-Cures”). The Company’s current business operations are conducted through its wholly-owned subsidiary MariJ Pharmaceuticals, Inc. (“MariJ Pharma”). The Company plans to institute revenue-producing operations in its Canna-Cures Research & Development Center, Inc. (“Canna-Cures”) subsidiary following fundraising operations scheduled for later this year.

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

The Company plans to utilize its new Canna-Cures subsidiary to engage in research and development activities as well as retail and wholesale distribution of medicinal cannabis products and dietary supplements, depending upon our ability to comply in each instance with FDA rules and other regulations.  As a part of its R&D efforts, the new subsidiary will seek to align itself with institutions of higher learning in working to develop new products and to identify and develop additional uses for its medical cannabis products.

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

Discussion Regarding the Company’s Operations

On June 29, 2015, the Company sold the assets of both its operating subsidiaries, its only revenue-producing operations.  The details of this transaction were reported on the Current Report on Form 8-K dated July 16, 2015, which includes a full detail of the actions taken. The Company first accounted for those operations as discontinued on this Quarterly Report on Form 10-Q for the period ended June 30, 2015. Thus, Acacia Diversified Holdings, Inc. was without income-producing operations until January 4, 2016, at which time the Company entered into a definitive Asset Purchase Agreement to acquire substantially all of the assets of the “MariJ Group” of companies, including (1) MariJ Agricultural, Inc.; (2) Canna-Cures Research & Development Center, LLC; (3) TropiFlora, LLC; and, (4) JR Cannabis Industries, LLC.  After the acquisition, all company operations were those of the MariJ Group. The merger of the MariJ Group into the then non-operating public company (Acacia) was considered to be a capital transaction. The transaction was equivalent to the issuance of stock by the MariJ Group for the net assets of Acacia, accompanied by a recapitalization.  The historical consolidated financial statements of the MariJ Group become the consolidated financial statements of the public company subsequent to the merger.  The audited consolidated financial statements of the MariJ Group were included in the Current Report on Form 8-K/A filed April 25, 2016 by Acacia.  The weighted average number of outstanding shares has been adjusted for the reverse merger transaction.

Effect of General Economic and Other Factors on Operations

As is common with other businesses, the Company has experienced and expects to continue to experience fluctuations in its quarterly results of operations due to a number of factors, many of which are beyond the Company's control and which are common to the industry.  Among these are the seasonality of hemp growing operations except within indoor grow facilities, adverse weather conditions on outside grows, effects of governmental regulations, requirements for licensing, and otherwise. The Company’s business plan includes a determination to attempt to acquire all or portions of grower’s licenses in one or more states, and seeking to cultivate its medicinal cannabis crops year round in indoor facilities.

Operating Results of the Company

After selling its CEI, ATS and AMS operations, the Company’s then only revenue-producing operations, on June 29, 2015, the Company accounted for those operations as discontinued beginning with this Quarterly Report on Form 10-Q for the period ending June 30, 2015.  As a result of accounting for its operations as discontinued, the Company did not report revenues or costs of fees earned in its financial reports on the third and fourth quarters of 2015, but did report certain operating expenses associated with the Parent Company.  Revenues and other components of financial results relating to those discontinued operations were reflected in the consolidated statements of operations as gains or losses from discontinued operations.

Following the acquisition of the MariJ Group of Companies by Acacia in January of 2016, it was determined that those transactions needed to be accounted for as a reverse merger transaction.  As such, the consolidated financial reports of the MariJ Group became the 2015 consolidated financial results of the Company.

The Company requires additional capital that it anticipates raising through a private placement offering. If the Company is successful in generating proceeds form that offering, it anticipates launching significant new portions of its revenue-producing operations.  The Company is currently in progress making efforts to implement those fundraising activities.

Three months ended June 30, 2016

In the three months ended June 30, 2016, the Company reported a net loss of approximately $305,000 compared to a net loss of approximately $141,000 for the same period in 2015.  The Company did not report any revenues in either period due to:

•	2016

The processing of hemp flowers is very seasonal with most processing occurring in the first and fourth quarters.

•	2015

In 2015 the Company was constructing its processing vehicles, therefore the Company had no ability to generate revenues.

The losses in 2016 and 2015 were primarily employee compensation, professional fees, and other general expenses.  The Company for the three months ended June 30, 2016, reported a $41,000 cost of sales due to depreciation on processing vehicles and wages of processing crews.

The Company expects to continue to experience extraordinary expenses as it prepares for the possibility of expanded operations that are dependent upon its ability to raise capital to fund that growth and as it develops its new revenue sources.

Six months ended June 30, 2016

In the six month period ended June 30, 2016, the Company experienced a net loss of approximately $566,000 compared to a net loss of approximately $247,000 for the six months ended June 30, 2015.  The Company reported revenues of $225,000 in 2016 and no revenue for the corresponding period in 2015.  In 2015 the construction of processing vehicles had not been completed.  The costs and expenses increased $431,000, or 174%, from 2015 to 2016.  This increase was due to employee compensation, professional fees, a loss on sale of asset, and other general expenses.

The Company continues to experience extraordinary expenses, including by way of example the construction of a second mobile oil extraction unit and other production equipment, as it prepares for the possibility of expanded operations that are dependent upon its ability to raise capital to fund that growth and as it develops its new revenue sources.

 Liquidity and Capital Resources

The Company is currently seeking to raise capital though a private placement offering of its equity and through sale of convertible debentures..  There can be no assurances that it will be successful in any such efforts to raise capital, or that if it is successful in raising capital, that the Company will be successful in implementing its business plans or finding business combination or acquisition opportunities.  If the Company does find such opportunities, there can be no assurance that it will be successful in its efforts to enter into such mergers or acquisitions or that they will present viable revenue-producing assets for the Company, or that the Company will be able to raise sufficient capital to acquire or combine with any such opportunity.

Our operations in the first six months of 2016 did not provide sufficient cash flow to cover our corporate activity on a consolidated basis, essentially our executive officers, administrative overhead, and overhead that includes the cost of lawyers and accountants required to be publicly held.

As of June 30, 2016, the Company had a negative consolidated net cash flow of about $98,000 for the year to date.  This resulted from a negative net cash flow of approximately $348,000 used in operating activities and a negative net cash flow used in investing activities of about $11,000, offset by a positive net cash flow provided by financing activities of about $260,000.

The Company will seek to grow through expanding its revenue-producing activities, and finding acquisitions, mergers, or other business combinations, and will need to raise additional capital to do so. The Company is currently seeking to raise this additional capital through an offering of its debt or equity securities. There can be no assurance that the Company will be successful in raising capital, or if it is successful, there can be no assurance it can raise capital in sufficient amounts to meet its liquidity needs or finance its business plans.

Cash Balances

As of June 30, 2016, the Company had approximately $123,000 cash, being insufficient to meet its financial obligations for at least six months without other revenues.  The Company will have to find new sources of revenues or generate additional cash to assure its ability to meet its future obligations.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer who acts as our Principal Financial Officer to allow timely decisions regarding required disclosure.  During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

During the second quarter of 2016 the Company did not make changes in its internal control.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 5. Other Information

Limited Discussion and Analysis of Financial Condition and Results of Operations

After selling its CEI and ATS subsidiaries, the Company’s only revenue-producing operations, on June 29, 2015, the Company accounted for those operations as discontinued beginning with its Quarterly Report on Form 10-Q for the period ending June 30, 2015.  As a result of accounting for its operations as discontinued, and as a further result of the accounting for its merged operations effective January 4, 2016, the Company does not report revenues or costs of fees earned in 2015 in its current financial reports, but does report certain other operating expenses associated with the Parent Company.  Revenues and other components are reflected in the consolidated statements of operations as additional paid-in capital by MariJ. Accordingly, the Company will provide only limited components of its operational information in this report’s Discussion and Analysis of Financial Condition and Results of Operations, and has elected to eliminate certain information and comparative results to prior periods in this report, as they would not be reflective of similar results or provide a proper basis for review.

Discontinued Operations

The Company sold the assets and related businesses of its Citrus Extracts, Inc. and Acacia Transport Services, Inc. subsidiaries in Fort Pierce, Florida on June 29, 2015, and first accounted for those operations as discontinued effective with its Quarterly Report on Form 10-Q for the period ended June 30, 2015. The details of this transaction were reported on the Current Report on Form 8-K dated July 16, 2015, which includes a full description of the actions taken.

From June 29, 2015 the Company was without revenue-producing operations until its merger with the MariJ Group of companies on January 4, 2016.

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

Date:    August 15, 2016

Acacia Diversified Holdings, Inc.

By:  /s/ Richard K. Pertile
Richard K. Pertile
Chief Executive Officer and
Principal Financial Officer