Form 10-Q
period 2016-09-30
Acacia Diversified Holdings, Inc.
filed 2016-11-14
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

❒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________ to ______________

Commission file number: 001-14088

Acacia Diversified Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Texas	75-2095676
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13575 58th St. North #138 Clearwater, FL	33760
(Address of principal executive offices)	(Zip Code)

(727) 678-4420
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2016:  15,451,722 common shares.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2016 (Unaudited)	December 31, 2015 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$137,500	$221,174
Accounts receivable	12,500	147,700
Inventory, stated at lower of average cost or market	80,363	-
Prepaid expenses	36,985	21,069
Total Current Assets	267,348	389,943
Property and Equipment, net of accumulated depreciation of $88,970 and $25,325 in 2016 and 2015, respectively	500,763	513,753
Other Assets	841	2,577
Total Assets	$768,952	$906,273

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$48,692	$12,315
Shareholder payable	510,000	-
Total Liabilities	558,692	12,315

Stockholders’ Equity
Common stock, $0.001 par value, 150,000,000 shares authorized; 15,451,722 and 666,950 shares issued and outstanding in 2016 and 2015, respectively	15,452	667
Additional paid-in capital	2,458,399	2,207,708
Member’s equity	-	20,687
Retained deficit	(2,263,591)	(1,335,104)
Total Stockholders’ Equity	210,260	893,958
Total Liabilities and Stockholders’ Equity	$768,952	$906,273

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$9,726	$59,918	$235,092	$59,918
Total revenues	9,726	59,918	235,092	59,918
Cost of revenues, including depreciation of $18,020 and $52,827 for the three months and nine months ended September 30, 2016	47,251	39,285	160,315	39,285
Gross profit (loss)	(37,525)	20,633	74,777	20,633
Costs and expenses
Employee compensation	156,148	-	432,155	-
Loss on sale of equipment to a related party	-	-	42,987	-
General and administrative	168,428	338,984	524,455	585,497
Depreciation	1,135	-	3,759	-
Total costs and expenses	325,711	338,984	1,003,356	585,497
Operating income (loss) before other income (expense) and income taxes	(363,236)	(318,351)	(928,579)	(564,864)
Other income (expense)
Other Income	140		140
Interest expense	(10)	-	(48)	-
Total other income (expense)	130	-	92	-
Income (loss) before income taxes	(363,106)	(318,351)	(928,487)	(564,864)
Income taxes	-	-	-	-
Net income (loss)	$(363,106)	$(318,351)	$(928,487)	$(564,864)

Basic and diluted loss per share
Income (loss) per share	$(0.02)	$(0.02)	$(0.06)	$(0.04)
Weighted average number of common shares outstanding	15,446,356	15,210,256	15,436,696	15,210,256

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)

	Members Equity		Common Stock
	Units	Amount	Shares	Par Value	Additional Paid-in Capital	Retained Deficit	Total

Balance December 31, 2015	8,000	$20,687	669,950	$667	$2,207,708	$(1,335,104)	$893,958

Reverse merger and recapitalization	(8,000)	(20,687)	14,760,306	14,763	235,608	-	229,684

Exercise of stock options			15,000	15	135		150

Stock issued for services			6,466	7	14,948		14,955

Net loss September 30, 2016	-	-	-	-	-	(928,487)	(928,487)

Balance September 30, 2016	-	$-	15,451,722	$15,452	$2,458,399	$(2,263,591)	$210,260

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)

	2016	2015
Cash flows from operating activities
Net income (loss)	$(928,487)	$(564,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	56,945	-
Loss on sale of equipment to related party	42,987	-
Stock for Services	14,955	150,000
Changes in operating assets and liabilities
Accounts receivable	135,200	(57,000)
Other assets	2,577	(2,577)
Inventory	(80,363)	-
Prepaids	(12,482)	5,768
Accrued Liabilities	7,874
Accounts payable	21,530	(58,597)
Net cash flow (used in) operating activities	(739,264)	(527,270)
Cash flows (used in) investing activities
Purchase of equipment	(35,414)	(191,667)
Net cash flow (used in) investing activities	(35,414)	(191,667)
Cash flows provided by financing activities
Reverse merger cash acquisition	180,854	-
Sale of stock	150	735,600
Shareholder payable	510,000	(43,834)
Net cash flows provided by financing activities	691,004	691,766
Net (decrease) in cash and cash equivalents	(83,674)	(27,171)
Cash, beginning of period	221,174	293,158
Cash, end of period	$137,500	$265,987

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$48	$-
Income taxes	$-	$-
Non-cash investing and financing activities
Prepaids	$(3,434)	$-
Equipment	(95,860)	-
Accumulated depreciation	44,332	-
Other assets	(841)	-
Accounts payable	6,973	-
Additional paid-in capital	48,830	-
	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Periods Ended September 30, 2016 and 2015

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

THE COMPANY - Acacia Diversified Holdings, Inc. (“Acacia” or the “Company”) by and through its wholly-owned subsidiaries, MariJ Pharmaceuticals, Inc. and Canna-Cures Research & Development Center, Inc. with Gulf Coast Scientific Services, LLC is an entity primarily engaged in the medicinal cannabis products industry.

Prior to the Merger the Company sold the assets and related businesses of its CEI and ATS subsidiaries, and its AMS operations, being all of its then revenue-producing operations, on June 29, 2015, and accounted for those operations as discontinued effective with the Quarterly Report on Form 10-Q for the period ended June 30, 2015.  Those events were reported in their entirety by the Company on its Current Report on Form 8-K on July 16, 2015.  That document is available for viewing on the Company’s website at: http://www.acacia.bz/sec/sec.htm and on the SEC website at:

https://www.sec.gov/Archives/edgar/data/1001463/000155723415000204/0001557234-15-000204-index.htm

Immediately following the disposal of its citrus manufacturing related subsidiaries at the end of June 2015, the Company began reviewing opportunities for new acquisitions, including its review of MariJ Agricultural, Inc. and related entities in the Clearwater, Florida area.  Following discussions that began in earnest in September 2015, and an agreement on the terms of acquisition, the Company entered into a Letter of Intent in November 2015 to acquire the assets and businesses of the MariJ Group of companies that included MariJ Agricultural, JR Cannabis Industries, LLC and Canna-Cures Research & Development Center, LLC.  An amended Letter of Intent was drafted on December 8, 2015 and the acquisition was consummated on January 15, 2016 with an effective date of January 4, 2016.

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

BASIS OF PRESENTATION - These unaudited condensed interim consolidated financial statements should be read in conjunction with the annual financial statements for Acacia most recently completed fiscal year ended December 31, 2015, and the audited consolidated financial statements of the MariJ Group of companies for the year ended December 31, 2015, included in Acacia’s Form 8-K/A filed on April 25, 2016. These unaudited condensed interim consolidated financial statements do not include all disclosures required in annual financial statements, but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed interim consolidated financial statements have been prepared using the same accounting policies and methods as those used by the Company in the annual audited financial statements for the year ended December 31, 2015.

In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The results for the interim periods are not necessarily indicative of the results that may be attained for an entire year or any future periods.

CONSOLIDATION – At September 30, 2016 MariJ Pharmaceuticals, Inc. and Canna-Cures Research & Development Center, Inc.  were the only subsidiaries of the Company with MariJ being the only revenue-producing subsidiary until Canna-Cures becomes operational. All significant intercompany accounts and transactions are eliminated in consolidation.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Periods Ended September 30, 2016 and 2015
NOTE 2 – REVERSE MERGER ACCOUNTING

On January 15, 2016 the Company entered into a definitive Asset Purchase Agreement to acquire substantially all of the assets of the “MariJ Group” of companies, including (1) MariJ Agricultural, Inc.; (2) Canna-Cures Research & Development Center, LLC; and, (3) JR Cannabis Industries, LLC with an effective date of January 4, 2016.  In connection with the acquisition, the Company issued 2,474,850 shares of its common stock to the shareholders and members of the MariJ Group.

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

The merger of the MariJ Group into the non-operating public company (Acacia), which had only nominal assets (total net assets aggregated $229,684, including cash of $180,854), is considered to be a capital transaction. The transaction was equivalent to the issuance of stock by the MariJ Group for the net assets of Acacia, accompanied by a recapitalization.

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

NOTE 3 – GOING CONCERN

As of September 30, 2016, the Company had only limited liquid assets and limited revenues from its subsidiaries. As such, and without substantially increasing revenue or finding new sources of capital, the Company will find it difficult to continue to meet its obligations as they come due.  The Company is still locating new clients for its services and products, and the business is generally seasonal with the second and third quarters of the calendar year being the slowest as a result of it being the “off season” for outside grow of Cannabis hemp plants.  The Company is currently involved in a capital raise which, if successful, could result in obtaining indoor grow facilities that could provide for year-round grows.  There can be no assurance that the Company will be successful in its efforts to raise capital, or if it were successful in raising capital, that it would be successful in meeting its business plans.  While the services performed by the Company’s MariJ subsidiary and sales of current inventory supplies, if sold on a seasonally-adjusted basis, are anticipated to be sufficient to meet the Company’s liquidity needs, these factors raise some doubt as to the ability of the Company to continue as a going concern.  Management’s plans include increasing production at the Company’s new MariJ Pharma subsidiary during the third quarter and more particularly during the fourth quarter of 2016, selling its inventories of products, attempting to start new businesses or find additional operational businesses to buy, and attempting to raise funds from the public through an equity offering of the Company’s common stock and sales of convertible debentures through a private placement offering instituted in the latter part of the third quarter of 2016. Management intends to make every effort to identify and develop all these sources of funds, but there can be no assurance that Management’s plans will be successful.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The interim financial statements should be read in conjunction with the annual financial statements included in the Form 10-K as of December 31, 2015 and filed with the Securities and Exchange Commission on April 25, 2016.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Periods Ended September 30, 2016 and 2015

BASIS OF PRESENTATION AND USE OF ESTIMATES
The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents totaled $137,500 at September 30, 2016 and $221,174 at December 31, 2015.

Credit risk associated with cash deposits are insured under FDIC up to $250,000 per depositor, per FDIC insured bank, per ownership category.  At such time, as the Company’s cash deposits exceed FDIC limits, the Company will reassess their credit risk.

CASH FLOWS REPORTING
The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

RELATED PARTIES
The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

FINANCIAL INSTRUMENTS
The Company’s balance sheet includes financial instruments, including cash, accounts payable, accrued expenses and notes payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Periods Ended September 30, 2016 and 2015

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2
Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

REVENUE RECOGNITION
The Company recognizes revenue when it is realized or realizable and earned.
The Company considers revenue realized or realizable and earned when all of the following criteria are met:

o          persuasive evidence of an arrangement exists
o          the product has been shipped or the services have been rendered to the customer
o          the sales price is fixed or determinable
o          collectability is reasonably assured.

PROPERTY AND EQUIPMENT
Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment at least annually or whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  The Company did not recognize any impairment losses for any periods presented.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE
The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of September 30, 2016 or December 31, 2015.

NET LOSS PER COMMON SHARE
Net loss per share is calculated in accordance with ASC 260, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share.  Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Periods Ended September 30, 2016 and 2015

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding at September 30, 2016.  As of September 30, 2016, the common stock equivalents have not been included as they are anti-dilutive.

SHARE-BASED EXPENSE
ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:(a) the goods or services received; or (b) the equity instruments issued.

Share-based expense for the nine months ended September 30, 2016 and 2015 was $14,955 and $150,000, respectively.

COMMITMENTS AND CONTINGENCIES
The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of September 30, 2016 and December 31, 2015.

RECENT ACCOUNTING PRONOUNCEMENTS
From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date.  We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial statements.

ASU Update 2014-09 Revenue from Contracts with Customers (Topic 606) issued May 28, 2014 by FASB and IASB converged guidance on recognizing revenue in contracts with customers on an effective date after December 31, 2017 will be evaluated as to impact and implemented accordingly.

ASU Update 2014-15 Presentation of Financial Statements – Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines management’s responsibility to evaluate whether there is a substantial doubt about an organization’s ability to continue as a going concern.  The additional disclosure required is effective after December 31, 2016 and will be evaluated as to impact and implemented accordingly.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At September 30, 2016 and December 31, 2015, accounts payable was $48,692 and $12,315, respectively.

NOTE 6 – SHAREHOLDERS’ EQUITY

COMMON STOCK
The Company has been authorized to issue 150,000,000 shares of common stock, $.001 par value.  Each share of issued and outstanding common stock shall entitle the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the corporation upon liquidation or dissolution.

NOTE 7– SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were available to be issued, considered to be the date of filing with the Securities and Exchange Commission. Based on our evaluation no events have occurred requiring adjustment to or disclosure in the financial statements.

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

General

The Company sold its Citrus Extracts, Inc. and Acacia Transport Services, Inc. operations on June 29, 2015, and acquired its MariJ Pharmaceuticals, Inc. and Canna-Cures Research & Development Center, Inc. operations effective January 4, 2016.

Immediately following the disposal of its citrus manufacturing related subsidiaries at the end of June 2015, the Company began reviewing opportunities for new acquisitions, including its review of MariJ Agricultural, Inc. and related entities in the Clearwater, Florida area.  Following discussions that began in earnest in August 2015, and an agreement on the terms of acquisition, the Company entered into a Letter of Intent in November 2015 to acquire the assets and businesses of the MariJ Group of companies that included MariJ Agricultural, JR Cannabis Industries, LLC; and Canna-Cures Research & Development Center, LLC;  An amended Letter of Intent was drafted on December 8, 2015 and the acquisition was consummated on January 15, 2016 with an effective date of January 4, 2016.

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

The impetus of the MariJ subsidiary, among many other initiatives, is the mobile CO2, supercritical extraction unit which was USDA certified Organic on September 28th, 2016, by OneCert, under the US National Organic Program; 7 CFR PART205 Marij Pharma extracts and process a very high quality, high-cannabinoid profile content medical grade cannabis oils from medicinal cannabis plants.  MariJ specializes in organic strains of the plant where available, setting itself apart from the general producers of non-organic products.

The Company intends to acquire, through its MariJ Pharma subsidiary, portions or complete ownership of licenses and grow operations in one or more states and seeking to cultivate, organically extract and process its medicinal cannabis crops year round in indoor facilities.  The acquisition of these licenses is anticipated to provide the Company with the opportunity to compound medicinal products using mixtures of high cannabinoid profile oils that have very little hallucinogenic properties but have significantly improved medicinal properties.

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

Recent Events and Direction of the Company

On September 28, 2016, MariJ Pharmaceuticals, Inc. received an Organic Certification under the U.S. National Organic Program (7 CFR Part 205) for its proprietary CO2 mobile cannabis oil extraction process and handling from OneCert, Inc., the issuing authority for that certification. As such, MariJ is now authorized to process directly for certified organic farms, and is able to produce certified organic cannabis oils.

In addition, MariJ has the technical expertise and capability to process and formulate the oils and to employ them in its compounding operations.  MariJ will seek to become engaged as owner or co-owner of a grow facility in Florida or other location(s) such as to produce its own plants for processing. MariJ has also been preparing for the 2016 rollout of its newly-developed, proprietary GeoTraking Technology that is fully compliant with the Health Insurance Portability and Accountability standard (“HIPAA”) utilizing its “plant to patient” solution. This GeoTraking Technology is designed to provide a full-channel patient care tracking system that is fully compliant under today’s strict HIPAA regulations that require privacy and security of the patient’s information. Beginning with RFID labeling and tracking of every single seed employed in the grow program and continuing through the sale of prescription products in a sophisticated retail PoS delivery system, the GeoTraking Technology will be one of the most advanced system available.

In the third quarter of 2016 the Company began utilizing its new revenue producing Canna-Cures subsidiary to engage in research and development activities as well as retail and wholesale distribution of medicinal Hemp products.  As a part of its R&D efforts, the new subsidiary will seek to align itself with institutions of higher learning in working to develop new products and to identify and develop additional uses for its medical cannabis products.

The Company intends to acquire, through its MariJ Pharma subsidiary, portions or complete ownership of growers licenses and grow operations in one or more states.  The acquisition of these licenses is anticipated to provide the Company with the opportunity to compound medicinal products using mixtures of varies cannabinoid profiles of oils that have very little hallucinogenic properties but have significantly improved medicinal properties.

Discussion Regarding the Company’s Operations

On June 29, 2015, the Company sold the assets of both its operating subsidiaries, its only revenue-producing operations.  The details of that transaction were reported on the Current Report on Form 8-K dated July 16, 2015, which includes a full detail of the actions taken. The Company first accounted for those operations as discontinued on its Quarterly Report on Form 10-Q for the period ended June 30, 2015. Thus, Acacia Diversified Holdings, Inc. was without income-producing operations until it acquired the MariJ Group of companies with an effective date of January 4, 2016. On January 19, 2016 the Company filed a Current Report on Form 8-K describing the events relating to the acquisition transactions.   The Company subsequently filed expanded and updated information relating to that acquisition on its Amended Current Report on Form 8-K/A on April 25, 2016.  That document is available for viewing on the Company’s website at http://www.acacia.bz/sec/sec.htm and on the SEC website at:

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

Three Months Ended September 30, 2016

In the three months ended September 30, 2016, the Company reported a net loss of approximately $363,000 compared to a net loss of approximately $318,000 for the same period in 2015.  The Company did not report significant revenues in 2016 due to the processing of hemp flowers being very seasonal with most processing occurring in the first and fourth quarters.

The losses in 2016 and 2015 were primarily employee compensation, professional fees, and other general expenses.  The Company for the three months ended September 30, 2016, reported a $47,251 cost of sales due to depreciation on processing vehicles and wages of processing crews, compared to $39,285 in the corresponding period of 2015.

The Company expects to continue to experience extraordinary expenses as it prepares for the possibility of expanded operations that are dependent upon its ability to raise capital to fund that growth and as it develops its new revenue sources.

Nine Months Ended September 30, 2016

In the nine month period ended September 30, 2016, the Company experienced a net loss of approximately $928,000 compared to a net loss of approximately $565,000 for the same period in 2015.  The Company reported revenues of $235,000 in 2016 and about $60,000 in revenues for the corresponding period in 2015.  In 2015 the construction of processing vehicles was completed in the third quarter.  The costs and expenses increased about $418,000, or 71%, from 2015 to 2016.  This increase was due to employee compensation, professional fees, outstanding liabilities and other general expenses.

The Company continues to experience extraordinary expenses, including by way of example the construction of a second mobile oil extraction unit and other production equipment, as it prepares for the possibility of expanded operations that are dependent upon its ability to raise capital to fund that growth and as it develops its new revenue sources.

Financial Condition.

Total Assets.  Total assets at September 30, 2016 and December 31, 2015 were $768,952 and $906,273, respectively. Total assets at September 30, 2016 and December 31, 2015 consisted of cash and cash equivalents of $137,500 and $221,174, respectfully; accounts receivable of $12,500 and $147,700, respectively; inventory of $80,363 and $0; respectively; prepaid expense of $36,985 and $21,069, respectively; property and equipment of $500,763 and $513,753, respectively and other assets of $841 and $2,577; respectively.

Total Liabilities.  Total liabilities at September 30, 2016 and December 31, 2015 were $558,692 and $12,315, respectively.  Total liabilities at September 30, 2016 and December 31, 2015 consisted of accounts payable and accrued liabilities of $48,692 and $12,315, respectively and shareholder payable of $510,000 and $0; respectively.

Liquidity and Capital Resources

Our accountants have issued, in their prior audit report, a going concern opinion reflecting a conclusion that our operations may not be able to continue because of a lack of financial resources.

The Company’s liquidity in the first nine months of 2016 was provided by revenues from the Company's subsidiary operations and was augmented by personal financial support from the Company’s CEO, Mr. Pertile.  The cash flow from our subsidiary operations was insufficient to support those operations, and was therefore insufficient to also support the parent Company’s operations on a consolidated basis.

As of September 30, 2016, the Company had a negative consolidated net cash flow of about $84,000 for the year to date.  This resulted from negative net cash flow of approximately $739,000 used in operating activities, a negative net cash flow used in investing activities of about $35,000, partially offset by a positive net cash flow provided by financing activities of about $691,000.

The negative cash flow of about $35,000 used in investing activities resulted from the purchase of equipment

The positive cash flow of about $691,000 provided by financing activities resulted from capital infusions of about $510,000 from the Company’s CEO and $180,854 from the reverse merger.

The table below sets forth a summary of our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015

Cash flows (used in) operating activities	$(739,264)	$(527,270)
Cash flows provided by (used in) investing activities	(35,414)	(191,667)
Cash flows provided by (used in) financing activities	691,004	691,776
Net increase (decrease) in cash and cash equivalents	$(83,674)	$(27,171)

Our principal sources of liquidity are currently our cash and cash equivalents balances.  In the first nine months of 2016, the Company’s CEO advanced approximately $510,000 to the Company to assist with its liquidity for the remainder of the year. Our cash and cash equivalents totaled about $138,000 as of September 30, 2016 compared to cash and cash equivalents of about $221,000 as of December 31, 2015.

As a result of those deficiencies, the Company will have to raise capital or institute or acquire additional operations with revenues sufficient to cover the costs of overheads in the future.

Cash Balances

As of September 30, 2016, the Company had approximately $138,000 in cash and cash equivalents, compared to about $221,000 in cash and cash equivalents at December 31, 2015.  The cash balance at September 30, 2016 is considered to be insufficient to meet its financial obligations for at least six months or more.

The Company will require substantial infusions of working capital or cash generated from new operations to insure long-term liquidity and assure its ability to meet its future obligations.

Management’s plans include attempting to find new acquisitions, mergers or other business combination prospects, and attempting to raise funds from the private sector through the sale of its equity securities and convertible debentures in a private offering made pursuant to Regulation D promulgated under the Securities Act of 1933.  There can be no assurance that Management’s plans in those regards will be successful.

Financing of Planned Expansions and Other Expenditures

The Company plans to grow through acquisitions, mergers, or other business combinations, and anticipates that it will need to raise additional capital to do so, possibly through a private placement offering of its common stock or sale of debentures. There can be no assurance the Company will be successful in its efforts to do so

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing.  However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability.  Our Plan of Operation for the next twelve months is to raise capital to implement our strategy. We do not have the necessary cash and revenue to satisfy our cash requirements for the next twelve months.  We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then we may not be able to expand our operations.  If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for some of our expenses. However, we have not made any arrangements or agreements with our officers and directors regarding such advancement of funds. We do not know whether we will issue stock for the loans or whether we will merely prepare and sign promissory notes. If we are forced to seek funds from our officers or directors, we will negotiate the specific terms and conditions of such loan when made, if ever. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities after the completion of this offering.  We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(a)(2) of the Securities Act of 1933.  See “Note 3– Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of September 30, 2016.

Off-Balance Sheet Arrangements

We have made no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T. Controls and Procedures

(a)          Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending September 30, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2016, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Material weaknesses noted are lack of an audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  However, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b)          Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2015 Annual Report on Form 10-K.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending September 30, 2016, the Company did not engage in any sale of unregistered securities.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Legal Proceedings.

None.

Item 6. Exhibits

Exhibit Number and Description			Location Reference
(a)	Financial Statements		Filed herewith

(b)	Exhibits required by Item 601, Regulation S-K;

(3.0)	Articles of Incorporation

	(3.1)	Restated Articles of Incorporation, as amended, filed with Form S-1 Registration Statement on July 2, 1998	See Exhibit Key

	(3.2)	Amendment to Articles of Incorporation dated July 26, 2012	See Exhibit Key

	(3.3)	Amendment to Articles of Incorporation dated June 29, 2015	See Exhibit Key

	(3.4)	Bylaws filed with Form S-1 Registration Statement on July 2, 1998.	See Exhibit Key

	(3.5)	Amended and Restated Bylaws dated February 28, 2012	See Exhibit Key

	(3.6)	Amended and Restated Bylaws dated June 29, 2015	See Exhibit Key

(11.0)	Statement re: computation of per share Earnings.		Note 2 to Financial Stmts.

(31.1)	Certificate of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.1)	Certification of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document		Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document		Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 2, 1998.

3.2	Incorporated by reference herein to the Company’s Form 8-K Current Report filed with the Securities and Exchange Commission on August 27, 2012.

3.3	Incorporated by reference herein to the Company’s Form 8-K Current Report filed with the Securities and Exchange Commission on July 16, 2015.

3.4	Incorporated by reference herein to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on July 2, 1998.

3.5	Incorporated by reference herein to the Company’s Form 8-K Current Report filed with the Securities and Exchange Commission on August 27, 2012.

3.6	Incorporated by reference herein to the Company’s Form 8-K Current Report filed with the Securities and Exchange Commission on July 16, 2015.

SIGNATURES

Pursuant to the requirements of the Securities exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned.

Acacia Diversified Holdings, Inc.

Date: November 14, 2016	By:	/s/ Richard K. Pertile
Richard K. Pertile
Chief Executive Officer and
Principal Financial Officer