Form 10-K
period 2016-12-31
Acacia Diversified Holdings, Inc.
filed 2017-03-28
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to ______________

Commission file number:1-14088

Acacia Diversified Holdings, Inc.
(Exact name of registrant as specified in its charter)

Texas	75-2095676
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13575 58th Street North - #138    Clearwater, FL 33760
 (Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (727) 678-4420

____________________________________________________________________
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

Issuer’s revenues for its most recent fiscal year.  $311,283

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of December 31, 2016 was $27,774,461.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,931,816 Common shares as of December 31, 2016.

PART I

Item 1.    Description of Business

Description of business, principal products, services and their markets

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

On January 15, 2016, the Company acquired the assets and businesses of the MariJ Group of companies that included MariJ Agricultural, JR Cannabis Industries, LLC and Canna-Cures Research & Development Center, LLC.  The transaction has an effective date of January 4, 2016. On January 19, 2016 the Company filed a Current Report on Form 8-K announcing the acquisition. The Company subsequently filed expanded and updated information relating to that acquisition on its Amended Current Report on Form 8-K/A on April 25, 2016.  That document is available for viewing on the Company’s website at http://www.acacia.bz/sec/sec.htmand on the SEC website at:

https://www.sec.gov/Archives/edgar/data/1001463/000118518516004336/0001185185-16-004336-index.htm

Following the acquisition, the Company formed two new subsidiaries to conduct its new medical cannabis business activities, being MariJ Pharmaceuticals, Inc. (“MariJ Pharma”) and Canna-Cures Research & Development Center, Inc. (“Canna-Cures”).

MariJ Pharmaceuticals, Inc.

The impetus of the MariJ Pharma subsidiary, among many other initiatives, is its proprietary mobile CO2, supercritical cannabis oil extraction unit which was USDA certified Organic on September 28th, 2016, by OneCert, under the US National Organic Program; 7 CFR PART205. MariJ Pharma extracts and processes very high quality, high-cannabinoid profile content medical grade cannabis oils from medicinal cannabis plants.  MariJ specializes in organic strains of the plant where available, setting itself apart from the general producers of non-organic products.

Currently, the Company is transacting business in the state of Colorado where its activities are deemed legal under the laws of such state.

Canna-Cures Research & Development Center, Inc.

The Company’s wholly-owned Canna-Cures Research & Development Center, Inc. subsidiary (Canna-Cures) engages in research and development activities as well as retail and wholesale distribution of medical cannabis products and dietary supplements.  As a part of its R&D efforts, Canna-Cures will seek to align itself with institutions of higher learning in working to develop new products and to identify and develop additional uses for its medical cannabis products.

Canna-Cures launched its first research and development center in Colorado. In conjunction with that opening, Canna-Cures officially launched the Dahlia’s Botanicals Endocannabinoid Nutraceuticals product line.  A portion of the proceeds from our Dahlia’s Botanicals line are awarded to the Canna Moms 501(c)(3) organization in support of its continuing public education and awareness campaign.

Distribution methods of the products and services

MariJ Pharma extracts and processes a very high quality, high-cannabinoid profile content medical grade cannabis oils from medicinal cannabis plants in its propriety mobile CO2, supercritical cannabis oil extraction unit which was USDA certified Organic on September 28th, 2016, by OneCert, under the US National Organic Program; 7 CFR PART205. The finished product is then delivered to its customers.

Canna-Cures sells medical cannabis oils, oil-infused products, and other merchandises primarily through its retail dispensaries in Colorado.

Status of any publicly announced new products or services

The Company’s business plan includes developing its proprietary GeoTrackingTechnology that is fully compliant with the Health Insurance Portability and Accountability standard (“HIPAA”) utilizing its “plant to patient” solution. This GeoTraking Technology is designed to provide a full-channel patient care tracking system that is fully compliant under today’s strict HIPAA regulations that require privacy and security of the patient’s information. Beginning with RFID labeling and tracking of every single seed employed in the grow program and continuing through the sale of prescription products in a sophisticated retail Point of Sale delivery system, the GeoTraking Technology will be the most advanced system available.

The Company also plans to enter into research and development projects with institutions of higher learning in efforts to:  (i) develop new and better strains of medical cannabis related products for dispensing as medications, nutraceuticals, cosmeceuticals, and potential dietary supplements; and (ii) provide private label packaging services; and (iii) sell additional medical cannabis oils, oil-infused products, and other merchandise through its web-based portal or retail dispensaries planned for that purpose; and (iv) sell cosmeceutical and nutraceutical products and dietary supplements containing its high-quality cannabis oil extracts.

The Company currently does not have sufficient working capital to pursue our business plan in its entirety as described herein. Our ability to implement our business plan will depend on our ability to obtain sufficient working capital and to fund our operations. No assurance can be given that we will be able to obtain additional capital, or, if available, that such capital will be available at terms acceptable to us, or that we will be able to generate profit from operations, or if profits are generated, that they will be sufficient to carry out our business plans, or that the plans will not be modified.

Competitive business conditions and the Company’s competitive position in the industry and methods of competition

Any industry served by the Company is likely to be highly competitive across the entire United States and the rest of the world. In particular, the cannabis industry, being the impetus of all the Company’s attention at this juncture, is very highly competitive and has drawn thousands of competing entities.  While the Company believes its technology, programs, and plans place it in a posture to compete at the highest levels, the sheer numbers of competitors must be recognized. The Company has elected to devote the majority of its efforts on production and sales of its products and services within the continental United States, but may institute operations in diverse countries.  Even so, the Company must be considered as currently competing with other companies in diverse countries that can potentially produce and sell competitive products at lower prices.  While the Company believes that there are other hurdles for those foreign entities to overcome, including the high cost of international shipping to U.S. buyers, we believe that they nonetheless can compete with us in our markets.  We will potentially compete with a variety of companies, both domestic and international, and as such will be subject to various levels of competition. There is no assurance the Company will be able to adhere to its plans or to engage in any acquisitions or mergers.  The Company will consider potential opportunities to buy, sell or distribute its products in other countries.

Sources and availability of raw materials and the names of principal suppliers

One of the ingredients used in the extraction process is carbon dioxide. MariJ Pharma depends on a supplier to supply high quality carbon dioxide. This supplier produces the highest quality carbon dioxide for the cannabis industry. If MariJ Pharma was not able to obtaining carbon dioxide from this supplier, it would need to look to other suppliers to supply this critical ingredient. However, the quality of the ingredient would suffer and the Company may not be able to obtain it at reasonable cost. At the present time, the Company is not anticipating a disruption of service by this supplier, whose identity we choose to keep confidential.

Dependence on one or a few major customers

In November 2016, MariJ Pharmaceuticals, Inc. entered into a service provider agreement with a USDA organic farm in northern Colorado.  The company has concluded its first 500lb contract and has executed a second 500lb contract, producing what the company believes to be the first USDA certified organic Hemp oil produced in America today.

During the year ended December 31, 2016, the Company’s revenues were concentrated on two customers who accounted for approximately 72% and 23%, of the total consolidated revenues, respectively.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

The Company currently has patents pending, trademarks pending, and no franchises, concessions, royalty agreements or labor contracts. The Company intends to acquire, through its MariJ Pharma subsidiary, portions or complete ownership of licenses and grow operations in one or more states and is seeking to cultivate, organically extract and process its medicinal cannabis crops year around in indoor facilities.  The acquisition of these licenses is anticipated to provide the Company with the opportunity to compound medicinal products using mixtures of high cannabinoid profile oils that have very little hallucinogenic properties but have significantly improved medicinal properties.

Effect of existing or probable governmental regulations on the business

A majority of the states that have legalized the growing, production, and use of cannabis oil have passed legislation authorizing the use of high-CBD content and low-THC content oils.  As a result, and in keeping with regulations and laws in those venues, the Company, through its subsidiaries, intends to concentrate on those products unless and until the laws change to facilitate a wider range of grow and production opportunities.  The Company does have the technology and capability of extracting high-THC oils in those venues that do allow it, and will provide services to growers in those areas as contracted.

The Company, through its new subsidiaries, will operate in the medical cannabis sector.  In order to help our shareholders better understand the products we intend to employ in our business plans, we have provided certain explanations and definitions below.

The Company will initially extract and process a derivative of the cannabis plant known as CBD oil. CBD is one of dozens of compounds found in cannabis plants that belong to a class called cannabinoids. Of these compounds, CBD, CBG, CBN, CBC and THC are usually present in the highest concentrations, and have the most common practical applications in the medical field.  The Company’s subsidiaries currently give most attention to high-CBD/low-THC products.  Marijuana, unlike most modern day medicine, contains a wide range of chemical compounds. Scientists have identified to date, over 114 unique molecules in cannabis known as cannabinoids, which include THC and CBD. Many other non-cannabinoid compounds are produced by the plant, but these are the compounds that are most addressed as having a use by the medical community.

Terpenes, the molecules responsible for marijuana’s smell, among other things, have been shown to block some cannabinoid receptor sites in the brain while promoting cannabinoid binding in others. As a result, terpenes are believed to affect many aspects of how the brain takes in THC or CBD, while offering various therapeutic benefits of their own. In fact, while THC has gotten most of the attention, studies suggest many of the compounds in marijuana work together to produce a synergy of effects. This is known as the “entourage effect.”

CBD and THC levels tend to vary between different strains and varieties of cannabis.  By using selective breeding techniques, certain growers have managed to create varieties with high levels of CBD, CBG and THC, being the varieties currently employed for oil production by the Company’s MariJ Pharmaceuticals subsidiary.  That subsidiary also specialized in extracting oil from certified organic plants, rather than the standard non-organic varieties.

Unlike THC; CBD, CBG, CBC, and CBN do not cause a high or hallucinogenic effect. The reason why CBD is non-psychoactive is due to its lack of affinity for CB1 receptors, such as are found in high concentrations in the brain, and which become the channels through which THC is able to port its psychoactive effects.

Like most other companies in this industry, we are subject to various business regulations, permits and licenses. The Company, through its new subsidiaries, has entered a new business realm that may entail considerably more regulation than its previous endeavors, and faces uncertainties related to federal laws that are in conflict with state laws in which the Company’s subsidiaries now operate or may operate in the future. It is possible that the federal government will ease its regulations relating to the cannabis industry, or even legalize the operation of and transporting of products resulting from business operations in that sector.  However, it is also possible that the government may decide to harden its stance against cannabis related products.  In the event the federal government takes a harder stance against cannabis-related products, the Company could suffer impairment of its operations and could sustain substantial losses.  The Company cannot foresee what direction the federal government may take in these matters, if any, but sees continuing evidence that various states are legalizing cannabis products, both high-CBD/low-THC compounds as well as compounds containing high levels of THC for medicinal values. The Company believes that it has complied with appropriate state requirements for operations and believes it has obtained all permits necessary to function under the current state regulations where we have business operations.

The medical cannabis industry faces very uncertain regulation in the light of the continuing deregulation of cannabis products in many states, either as high-CBD/low-THC products, or as high-THC products, but the continuing regulation of the cannabis industry by the federal government.  While the federal government has for several years chosen to not intervene in the cannabis business conducted legally within the states that have legislated such activities, there is nonetheless the potential that the federal government may at any time choose to begin enforcing its laws against the manufacturing, possession, or use of cannabis-based products.  Similarly, there is the possibility that the federal government may enact legislation or rules that authorize the manufacturing, possession or use of those products under specific guidelines.  In the event the federal government was to tighten its regulation of the industry, the Company would likely suffer substantial losses.  In the event the federal government was to loosen or change its rules or laws in favor of the industry, the Company would have an opportunity to benefit substantially if it were properly positioned to take advantage of the new opportunities.

Inherent risks currently exist in this industry as a result of the determination by many nationally-chartered banks that they would be operating outside the federal laws by accepting deposits from cannabis oil producers.  Many states have legalized the growing, production, sale, and consumption of various cannabis related products, but the federal government has continued to take the position that such activities are not legal.  However, the federal government has taken the posture for years that it will defer to the states in those matters insofar as certain products, such as those containing a high concentration of THC, are not transported across state lines.  As such, many nationally-chartered banks fear prosecution under money-laundering or other statutes, relegating some businesses to maintain large sums of cash on hand, and meeting payrolls and accounts payable obligations with cash rather than checks.  As a result, those businesses are placed at high risk of internal and external theft and crimes relating to the lack of controls and security afforded by transactional banking.  The Company is currently utilizing various financial institutions for its deposit needs, but this still creates risks when the proceeds at diverse production locations, often themselves in cash due to the same issues, cannot be deposited in nearby accessible depositories.  The Company has acquired an armored vehicle for use in the transport of cash and cannabis products, but believes those risks will not be minimized until national depository institutions allow cannabis-related businesses to utilize their facilities.

Estimate of the amount of money spent during each of the last two fiscal years on research and development

The Company spent a de-minimus amount on research and development during its last two fiscal years.

Costs and effects of compliance with environmental laws

The cannabis industry, just like other industries, impacts our environment. Environmental laws relating to water rights, energy consumption, pollution, and overall carbon footprint all can and do impact the cannabis industry.

While some areas of environmental law focus on the protection of the environment, others are designed to control human use of natural resources by setting up a system of environmental approvals. Environmental laws cover topics such as chemicals and pesticides, climate change and energy, coastal, marine and fisheries management, farming and private land management, forestry, clearing vegetation, trees, marine, pollution, water, just to name a few. Given all the facets of both indoor, outdoor, and greenhouse cultivation, in addition to chemical-intensive extractions and infusions of marijuana products, it is easy to see why environmental laws are coming into play in the marijuana industry.

One of the most common environmental law issues for the cannabis industry is waste management. Most states that legalize some form of cannabis consumption strictly dictate the disposition and storage of the cannabis by-products, as well as the types of pesticides, soil amendments, and fertilizers that can be safely applied to marijuana crops.

However, fewer states have enacted laws dealing with the industry’s impact on water and air quality, but the industry is certainly under more scrutiny. In certain states, producers and processors must pay a fee to their local or state government and submit an application for a permit, provide information on odor control equipment for producing, growing, or processing and solvent usage information for each type.

Energy consumption by cannabis growers is also becoming an important issue. The significant use of electricity in indoor cannabis production has caused concerns for the carbon-footprint of its production. States may pass legislatures to regulate energy consumption by passing the cost of such effects and consumption onto the cannabis industry by instituting licensing and permitting fees.

Outdoor growers are not completely free of environmental concerns. They are also facing pressure under environmental laws because outdoor growing has led to deforestation, loss of wildlife, and erosion, and it often requires large amounts of water and pesticides.

Number of total employees and number of full-time employees

As of December 31, 2016, the Company had a total of eight employees, six of which are full time.

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

Item 1A. Risk Factors

As a smaller reporting company we are not required to provide any information under this item.

Item 1B. Unresolved Staff Comments

None.

Item 2.    Description of Properties

Prior to the sale of the assets of the Company’s subsidiaries on June 29, 2015, the Company’s Citrus Extracts, Inc. subsidiary leased manufacturing and administrative facilities in Ft. Pierce, Florida on a year-to-year lease – the maximum allowed by Florida state law in this facility. The Company discontinued the lease on the Ocala office space effective January 15, 2016.  We do not currently own any real properties or buildings.

The Company rents its administrative office in Clearwater, Florida and its retail space in Pueblo, Colorado.

Item 3.    Legal Proceedings

None.

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

We are presently traded on the OTCQB Market under the ticker symbol ACCA. There were six market makers who commonly made markets in our stock as of December 31, 2016. Our stock has been thinly traded during the past two fiscal years.  Moreover, we do not believe that any institutional or other large scale trading of our stock has occurred, or will in fact occur in the near future unless we are successful in funding and implementing our business plan, are successful in returning to the NASDAQ Exchange, or both.  The following table sets forth information as reported by the National Association of Securities Dealers Composite Feed or Other Qualified Interdealer Quotation Medium for the high and low bid and ask prices for each of the eight quarters ending December 31, 2016. The following prices reflect inter-dealer prices without retail markup, markdown or commissions and may not reflect actual transactions.

	Closing Bid		Closing Ask
	High	Low	High	Low
Quarters ending in 2015
March 31	$0.14	$0.01	$0.65	$0.49
June 30	0.06	0.02	0.49	0.44
September 30	0.40	0.03	1.00	0.30
December 31	$0.40	$0.06	$0.80	$0.53
Quarters ending in 2016
March 31	$2.22	$0.28	$2.50	$0.53
June 30	2.32	1.00	2.49	1.30
September 30	1.98	1.04	2.10	1.40
December 31	$2.11	$0.12	$2.50	$1.00

As of December 31, 2016 the Company had 229 registered stockholders of record. The Company believes that it may also have as many as 200 or more additional beneficial shareholders.  The number of both shareholders of record and beneficial shareholders may change on a daily basis and without the Company’s immediate knowledge.

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

At its meeting of directors on February 1, 2007, the Company’s board of directors approved the Acacia Automotive, Inc. 2007 Stock Incentive Plan1 (the “Plan”), which was approved by our stockholders on November 2, 2007, reserving 1,000,000 shares to be issued there under in the form of common stock or common stock purchase options.  On July 26, 2012, our shareholders voted to update and extend the Acacia Automotive, Inc. 2007 Stock Incentive Plan, renaming it the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan. Warrants, which may be included as equity compensation of used in other manners, are not a component of the Plan. On June 29, 2015 shareholders holding a majority of the shares of the Company voted to discontinue the Company’s stock incentive plans, but shares or options may still be authorized and issued by the Company’s Board of Directors. In resolutions since the implementation of the Plan, the directors granted restricted stock, warrants, and options for compensation summarized as follows as of December 31, 2016:

SUMMARY OF EQUITY COMPENSATION PLANS

Plan Description at December 31, 2016 and 2015	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Initial Number of Securities Available for Issue Under the Plan	-	-	1,000,000
Total options approved and issued in 2015 (1)	-	-	-
Options forfeited by former holders in 2015 (1)	-	-	-
Total Equity Plan Options outstanding at December 31, 2015 (1)	90,000	0.34	4,243,072
Total options approved and issued in 2016	-	-	-
Options exercised by holders in 2016	15,000	-	-
Total Equity Plan Options outstanding at December 31, 2016 (2)	75,000	0.41	*-

(1)	The number of Options issued and exercised under the Plan in the years 2007 through 2016 and the increases in securities added to the Plan* for each year are as follows:

Year	Options Granted	Options Forfeited[1] or Exercised[2]		Securities added to Plan	Securities available* at December 31st
2007	155,000	-0-		-0-	845,000
2008	240,000	-0-		479,900	1,084,900
2009	195,000	-0-		482,500	1,372,400
2010	145,000	(255,000)		483,300	1,965,700
2011	-0-	(390,000)		462,500	2,818,200
2012	-0-	-0-		462,500	3,280,700
2013	-0-	-0-		462,500	3,743,200
2014	-0-	-0-		499,872	4,243,072
2015	-0-	-0-		*	*
2016	-0-	15,000	[2]	*	*

* The plan was terminated at 6-29-2015.

1No options were cancelled in 2016.
215,000 options were exercised in 2016.

(2)	Of the 75,000 options still active as of December 31, 2016: (i) 10,000 expire at 11-2-2017; (ii) 15,000 expire at 12-31-2018; (iii) 30,000 expire at 11-6-2019; and, (iv) 20,000 expire at 12-23-2020.

Item 6.    Selected Financial Data

As a smaller reporting company we are not required to provide any information under this item.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the other sections of this Annual Report, including our consolidated financial statements and related notes set forth in Item 8. This discussion and analysis contains forward-looking statements, including information about possible or assumed results of our financial condition, operations, plans, objectives and performance that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated and set forth in such forward-looking statements.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should”, “could”, “predicts”, “potential”, “proposed”, or “continue” or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of operations, impact of competition and other risks detailed below as well as those discussed elsewhere in this Form 10-K and from time to time in the Company’s Securities and Exchange Commission filings and reports.  In addition, general economic and market conditions and growth rates could affect such statements. Any forward-looking statement made by the Company speaks only as of the date on which it is made. The Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements, whether as a result of new information, subsequent events or otherwise.

Executive Overview

In August of 2015 we contacted the MariJ Group of companies (“MariJ”) in Clearwater, Florida to commence initial discussions regarding a potential acquisition of their assets and related businesses, but the discussions were not fruitful. Renewed discussions in October 2015 lead the entities to come to terms in a Letter of Intent the following month, culminating in a revised Letter of Intent on December 8, 2015, in which the parties agreed to a closing on January 15, 2016 with an effective date of January 4, 2015.

The acquisition closed on January 15, 2016 with an effective date of January 4, 2016.The Company conducts its business operations through two newly-created wholly-owned subsidiaries, MariJ Pharmaceuticals, Inc. (“MariJ Pharma”) and Canna-Cures Research and Development Center, Inc. (“Canna-Cures”).

MariJ Pharmaceuticals, Inc.

On January 15, 2016 the Company acquired the assets and business of MariJ Agricultural, Inc., a Florida corporation. Those assets and business were placed into the Company’s first new operating subsidiary named MariJ Pharmaceuticals, Inc. (“MariJ”).

MariJPharma engages in the extraction and processing of very high quality, high-CBD/low-THC content medical grade cannabis oils from medical hemp plants.  MariJPharma specializes in utilizing organic strains of the hemp plant, setting itself apart from the general producers of non-organic products.  In addition, MariJPharma has the technical expertise and capability to process and formulate the oils and to employ them in its compounding operations.  MariJPharma will seek to become engaged as owner or co-owner of a grow facility in Florida or other location(s) such as to produce its own plants for processing. The Company intends to acquire, through its MariJ Pharma subsidiary, portions or complete ownership of licenses and grow operations in one or more states and seeks to cultivate, organically extract and process its medicinal cannabis crops year around in indoor facilities.  The acquisition of these licenses is anticipated to provide the Company with the opportunity to compound medicinal products using mixtures of high cannabinoid profile oils that have very little hallucinogenic properties but have significantly improved medicinal properties. MariJPharma has also begun utilizing its newly-developed, proprietary GeoTraking Technology that is fully compliant with the Health Insurance Portability and Accountability standard (“HIPAA”) utilizing its “plant to patient” solution. This GeoTraking Technology is designed to provide a full-channel patient care tracking system that is fully compliant under today’s strict HIPAA regulations that require privacy and security of the patient’s information. Beginning with RFID labeling and tracking of every single seed employed in the grow program and continuing through the sale of prescription products in a sophisticated retail Point of Sale delivery system, the GeoTraking Technology will be the most advanced system available.

MariJ Pharma’s revenues are anticipated to be generated primarily from several activities, including but not limited to the following:

a.
Cannabis oil extraction and processing. MariJ Pharma has a unique mobile cannabis oil processing and extraction unit designed into a heavy-duty vehicle.  That unit has already begun performing extractions and processing of medical hemp oils at various sites, and is currently developing additional contracts for services.

b.	Wholesale sale of raw and processed medical cannabis oils.
c.
Laboratory testing and certification services.  MariJ Pharma has begun construction of a mobile laboratory and testing unit, also on a heavy-duty truck chassis, intended to address the growing demand for these services in the medical cannabis industry.

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

Canna-Cures Research & Development Center, Inc.

The Company acquired the assets and the business of Canna-Cures Research & Development Center, LLC, a Florida limited liability company, on January 15, 2016.  The Company intends to utilize this new subsidiary to engage in research and development activities as well as retail and wholesale distribution of medical cannabis products and dietary supplements, depending upon our ability to comply in each instance with FDA rules and other regulations.  As a part of its R&D efforts, the new subsidiary will seek to align itself with institutions of higher learning in working to develop new products and to identify and develop additional uses for its medical cannabis products.

While this subsidiary has not yet implemented revenue-producing operations, it is anticipated to begin generating revenues from several activities, including the following:

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

Discussion Regarding the Company’s Consolidated Operating Results

The results of operations are based on preparation of financial statements in conformity with accounting principles generally accepted in the United States of America.  The preparation of financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the financial statements.  The Company’s accounting policies are more fully described in Note 4 to the Consolidated Financial Statements.

During the year ended December 31, 2016, we generated $311,283 of revenue from extraction services compared to $255,508, an increase of $55,775 or 22%. The increase is as a result of more aggressive advertising and marketing effort. Costs of goods sold increased by $108,746 or 83% from $130,237 to $238,983 due to increase in cost of raw materials and production costs such as labor and depreciation on extraction equipment. As a result, gross profit decreased by $52,971 or 42% from $125,271 to $72,300.

During the year ended December 31, 2016, our selling, general and administrative expenses increased by $1,077,329 or 146% from $737,090 to $1,814,419. The increase is primarily due to our officers earning a salary and the additional administrative personnel hired during 2016. We also retained legal counsel in 2016 to assist in obtaining an operating license in the state of Florida in addition to our normal and recurring legal expenses. In addition, we also merged into a public entity which necessitated significant but non-recurring legal and accounting fees. As part of the merger, we also incurred additional expenses on our former CEO related to him relinquishing controls and resigning from all positions from the Company.

As a result of the above, operating losses increased by $1,130,300 or 185% from $611,819 to $1,742,119 during the year ended December 31, 2016.

The Company’s other expense was $42,995 during the year ended December 31, 2016. This is primarily due to a loss on sale of $42,987 on certain equipment to our former CEO. We had no other expenses during the year ended December 31, 2015.

As a result of the above, our consolidated net loss amounted to $1,785,114 for the year ended December 31, 2016, compared to a consolidated net loss of $611,819 for the year ended December 31, 2015, an increase of $1,173,295 or 192%.

Total Assets.  Total assets at December 31, 2016 and December 31, 2015 were $684,783 and $906,273, respectively.  Total assets consist of current assets of $203,095 and $389,943, respectively, net property and equipment of $480,847and $513,753, respectively, and deposits of $841 and $2,577, respectively. Total assets decreased by $221,490, or 24% primarily due to a decrease in cash of $177,296 or 80% at December 31, 2016, a decrease in accounts receivable of $112,070 or 76% due to better collections, an increase in purchase of property and equipment of $35,414 offset by accumulated depreciation of $108,886 at December 31, 2016 compared to $25,325 at December 31, 2015, offset by an increase in inventory of $63,085 in 2016 compared to no inventory in 2015 as the Company commenced its retail store operations in Colorado and an increase in prepaid expense and other current assets of  $39,433 or187% due to increase in prepaid legal fees from increased legal activities.

Total Liabilities.  Total liabilities at December 31, 2016 and December 31, 2015 were $394,530 and $12,315, respectively. Total liabilities consist of accounts payable and accrued expenses of $390,530 and $12,315, respectively. The increase of $378,215 primarily represents accrued bonus to our current CEO of $59,500, accrued severance to our former CEO of $250,000 and increase in accounts payable to our vendors of $57,623due to increase in operating activities and increase in payroll taxes payable of $11,092 as a result of timing of our payroll cycle. Payable to related party of $4,000 at December 31, 2016 represents amounts owed to our current CEO for two months of automobile allowance and rental of a small office owned by him, pursuant to his employment agreement with the Company.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. For the year ended December 31, 2016, we had a net loss of $1,785,114. In light of the continued net losses, our ability to continue as a going concern is dependent upon our ability to begin operations and to achieve a level of profitability. We intend on financing our future development activities and our working capital needs largely from the sale of its common stock with some additional funding from other traditional financing sources such as bridge loans until such time that funds provided by operations are sufficient to fund working capital requirements. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we become unable to continue as a going concern.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock and advances from our majority stockholder. During the year ended December 31, 2016, we raised cash of $65,000 through sale of common stock and received $600,000 of working capital advances from our majority stockholder.

We have incurred significant net losses and negative cash flows from operations since its inception. As of December 31, 2016, we had an accumulated deficit of $3,120,218.

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products, may increase significantly in the future.

We will be dependent upon its existing cash, together with anticipated net proceeds from any sale of common stock and future debt issuances and private placements of common stock, to finance our planned operations through the next 12 months. Additional capital may not be available when required or on favorable terms. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders.

During the year ended December 31, 2016, we used cash from operations of $987,886 compared to $601,422 in 2015, an increase of $386,464. This is primarily due to a higher consolidated net loss during 2016 compared to 2015. Overall, our operations were not self-funding in 2016 as a result of the delays associated with putting our new income producing operations into service. To generate a positive cash flow, we will have to increase our revenues and decrease expenses.

During the year ended December 31, 2016, we invested $35,414 in the purchase of property and equipment, compared to $251,262 in 2015. Investment in property and equipment was higher in prior year because we began to perform extraction services for our customers in 2015.

During the year ended December 31, 2016, we generated $846,004 in financing activities compared to $780,700 in 2015. In 2016, $600,000 was provided from advances from our majority stockholder, $180,854 was provided through the merger and $65,000 was provided from proceeds from issuance of common stock. In 2015, cash provided by financing activities was almost entirely from issuance of common stock.

As a result of the above, as of December 31, 2016, we had a negative consolidated cash flow of $177,296 for the year compared to a negative consolidated cash flow of $71,984 for the year ended December 31, 2015.

Discussions Regarding Operating Leases and Commitments

As of December 31, 2016 the Company has the following operating lease obligations.

The Company rents administrative space in Clearwater, Florida at $877 per month on a month to month basis, and rents retail space in Pueblo, Colorado at $2,000 per month on a month to month basis. The Company also rented a small apartment at $750 per month until December 31, 2016.

On May 1, 2016, the Company entered into an employment agreement with its CEO. The term of the employment is through December 31, 2019 and at a starting salary of $170,000 and annual bonus at 35% of the salary. Any salary and bonus increases must be reviewed and approved by the Company’s board of directors. The agreement provides for a monthly reimbursement of $1,000 for the rental of a second office owned by the CEO and a monthly automobile allowance of $1,000. During the year ended December 31, 2016, expenses related to the office rental and automobile allowance totaled $16,000 of which $4,000 remained owed to the CEO at December 31, 2016. As such, the Company is committed to an annual expenditures of $24,000 for each of the years ended December 31, 2017, 2018 and 2019.

Financing of Planned Expansions and Other Expenditures

We anticipate seeking additional capital through the sale of our equity securities in a private placement offering, but no assurance can be made that we will be able to find willing buyers for such securities. Moreover, as we contemplates selling our securities by way of an exemption from registration, there can be no assurance that we can be able to identify a satisfactory number of suitable buyers to whom we may legally offer such securities, or if we are successful in identifying suitable buyers that we will be successful in raising capital, or if successful in raising capital that we can be successful in implementing any plan for acquisitions or adding or expanding any operations.

We would anticipate using the proceeds from any capital raise to bolster our new operations, pay the costs of adding new equipment and services that could provide revenue streams to meet our expenses, and/or acquire a partial or whole interest in a grow facility.

Going Concern

The Company has not generated profit to date. The Company expects to continue to incur operating losses as it proceeds with its extraction and research and development activities and continues to navigate it through the regulatory process. The Company expects general and administrative costs to increase, as the Company adds personnel and other administrative expenses associated with its current efforts. As such, and without substantially increasing revenue or finding new sources of capital, the Company will find it difficult to continue to meet its obligations as they come due.  The Company is still locating new clients for its services and products, and the business is generally seasonal with the second and third quarters of the calendar year being the slowest as a result of it being the “off season” for outside grow of Cannabis hemp plants.  The Company is currently involved in a capital raise which, if successful, could result in obtaining indoor grow facilities that could provide for year-round grows. There can be no assurance that the Company will be successful in its efforts to raise capital, or if it were successful in raising capital, that it would be successful in meeting its business plans.  While the services performed by the Company’s MariJ Pharma subsidiary and sales of current inventory supplies, if sold on a seasonally-adjusted basis, are anticipated to be sufficient to meet the Company’s liquidity needs, these factors raise some doubt as to the ability of the Company to continue as a going concern.  Management’s plans include increasing production at the Company’s new MariJ Pharma subsidiary during 2017, selling its inventories of products, attempting to start new businesses or find additional operational businesses to buy, and attempting to raise funds from the public through an equity offering of the Company’s common stock and sales of convertible debentures through a private placement offering instituted in the early part of 2017. Management intends to make every effort to identify and develop all these sources of funds, but there can be no assurance that Management’s plans will be successful.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses for all periods presented and has a substantial accumulated deficit. As of December 31, 2016, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applied on a consistent basis. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. A complete summary of these policies is included in Note 4 of the notes to our financial statements. We believe that the following accounting policies are those most critical to the judgment and estimates used in preparation of our consolidated financial statements.

INVENTORIES – Inventories are stated at the lower of cost or market.  Cost is determined using the average cost method. The Company’s inventory consists of raw materials and finished goods. Finished goods inventories are separated into two discernible product lines of organic and non-organic products. Cost of inventory includes cost of ingredients, labor, quality control and all other costs incurred to bring our inventories to condition ready to be sold.

PROPERTY AND EQUIPMENT – Property and equipment are stated at cost less accumulated depreciation.  Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives, which are generally three to fifteen years.

IMPAIRMENT OF LONG-LIVED ASSETS – In accordance with Accounting Standards Codification 360-10-05 - Impairment or Disposal of Long-Lived Assets, long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment at least annually or whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  The Company did not recognize any impairment losses for any periods presented.

REVENUE RECOGNITION – The Company generates revenue from extracting and processing very high quality, high-cannabinoid profile content medical grade cannabis oils from medicinal cannabis plants.  The Company recognizes revenue when it is realized or realizable and earned.
The Company considers revenue realized or realizable and earned when all of the following criteria are met:

o          persuasive evidence of an arrangement exists
o          the product has been shipped or the services have been rendered to the customer
o          the sales price is fixed or determinable
o          collectability is reasonably assured.

STOCK BASED COMPENSATION - The Company accounts for stock-based compensation under Accounting Standards Codification 718 - Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date and recognized over the period during which an employee is required to provide services (requisite service period). An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense during the years ended December 31, 2016 and 2015.

The Company accounts for stock based awards based on the fair market value of the instrument using the Black-Scholes option pricing model and utilizing certain assumptions including the followings:

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

The fair values of options issued are being amortized over the respective vesting periods (primarily four years).  The amortized cost recognized for the years ended December 31, 2016 and 2015 was $0.  There is no future amortization of the fair value of options.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of Accounting Standards Codification 505-50, Equity – Based Payments to Non-Employees.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to provide any information under this item.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports, such as this report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, particularly our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding operations and required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2016.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the Company’s transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of the Company’s assets are made in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria set forth in the Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016 because of material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis. Our management concluded that the Company has material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Management has, however, implemented controls and procedures in recent years surrounding cash disbursements, internal financial accounting, including cross reconciliations covering equity transactions and hiring a financial controller to further enhance our internal controls.

Despite the existence of these material weaknesses, the Company believes the financial information presented herein is materially correct and in accordance with generally accepted accounting principles in the United States.

While the implementation of improved controls and procedures has strengthened our internal control framework and disclosure controls, we continue to believe we have a material weakness related to the lack of sufficient segregation of duties surrounding the cash disbursements cycle. Accordingly, the Company is currently developing a plan of remediation with the amount of resources available.
This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company’s registered public accounting firm because the Company is not an accelerated filer under the Exchange Act.

Changes in Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2016, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. During the year ended December 31, 2016, management has, however, continued to strengthen internal controls and procedures through the implementation of entity-level controls.

Item 9B.  Other Information

Steven L. Sample resigned as an employee and director of the Company as of December 31, 2016, and accepted a settlement in cancelling the remainder of his employment contract with the Company on January 17, 2017.  Mr. Sample continues to support the Company and its management. Those events were reported in their entirety by the Company on its Current Report on Form 8-K on January 24, 2017.  That document is available for viewing on the Company’s website at: http://www.acacia.bz/sec/sec.htm and on the SEC website at:

https://www.sec.gov/Archives/edgar/data/1001463/000118518517000112/0001185185-17-000112-index.htm

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

The directors and executive officers of the Company, and their respective ages, as of December 31, 2016, and positions held with the Company, were as follows:

Name	Age	Position
Richard K. Pertile	54	Director, President, Chairman of the Board, and Chief Executive Officer
Steven L. Sample (1)	69	Secretary
Danny R. Gibbs	59	Director
Neil Gholson	57	Director
Gary J. Roberts, Jr.	50	Director
Kim Edwards	49	Vice President and Chief Operating Officer

(1)	Steven L. Sample resigned as employee and director of the Company effective December 31, 2016. See Item 9B for additional information.

Richard K. Pertile, age 54, became CEO, President, a Director, and Chairman of the Board of Directors of the Company on January 15, 2016.Since 2013 until January 15, 2016 Mr. Pertile served as President and Chief Executive Officer of MariJ Agricultural, Inc.  He founded JR Cannabis Industries, Canna-Tags, and Canna-Cures R&D in Clearwater Florida where he began building a medical cannabis consortium.   Born, raised and educated in the Chicago area, he successfully operated his own restaurants, hotel and nightclub.  Relocating to Pinellas County, Florida in 1989, Mr. Pertile joined Cornerstone Marketing of America, a subsidiary of United Insurance Companies, quickly being promoted to Executive Vice-President with responsibility for building its nationwide outside sales team.  By the end of 2003, Mr. Pertile achieved year-over-year compounded growth of 30%, generating more than $1 billion in sales through 8,000 independent contractors in 40 states.  After retiring in 2004, he turned his attention to philanthropy work in helping build a workout facility with the Juvenile Protection Services Program of Florida.  From 2006 to 2010, after re-entering the business sector, he became President and Chief Marketing Officer of Independent Producers of America, a small Texas corporation he lead to becoming a publicly traded company on the Nasdaq Exchange.  Again turning his attention to philanthropies in 2010, he formed the Pertile Family Foundation and was appointed to the Board of Directors of the Tampa Chapter of the American Diabetes Association where he concentrated his fundraising activities. Mr. Pertile earned degrees in Business Management and Wastewater Engineering from the College of Lake County, Illinois, and trained under such recognized business leaders as Zig Ziglar, Dr. David Cook, Dr. Rick Jernigan, Brian Flanagan, and Brian Tracy.  Mr. Pertile resides in Florida with his wife of 27 years, Debbie.  They have two sons, ages 24 and 20, both residing in Florida.

Danny R. Gibbs, age 59 was reappointed to the Board of Directors on September 1, 2013 after originally serving from October of 1984 through September 29, 2011.  Mr. Gibbs was the President of Gibbs Construction, Inc. (later becoming Acacia Automotive, Inc. and ultimately Acacia Diversified Holdings, Inc.) and a charter member of the Company’s Board of Directors beginning with its formation in October of 1984 until April of 2000, and in February of 2007 Mr. Gibbs agreed to serve on Acacia’s new board, where he served until September 29, 2011. The Company was most pleased to welcome Mr. Gibbs’ return to its Board of Directors as he brings decades of experience in the public domain.  From 2000 through 2003, Mr. Gibbs served as Senior Project Manager for TOC Companies in the Dallas, Texas area. From the beginning of 2004 through the present, he has served in a similar capacity with Dimensional Construction, Inc. Both companies were located in Garland, Texas where Mr. Gibbs resides with his family.

Neil B. Gholson, age 57.  Mr. Gholson’s background is rooted deeply in the financial services and insurance industries since 1988, serving on the board of directors with 4 companies during the last ten years.  Mr. Gholson has been the owner and principal of Long Term Care Financial Solutions, LLC since 2003, and co-owner and principal of Medicare Insurance Consultants, LLC since 2015. He graduated with a BA in History from Atlantic Christian College in 1981, and earned a Certificate in Financial Planning from Florida State University in 2006.  Mr. Gholson resides in Tampa, Florida with wife Michele and 2 daughters.

Gary J. Roberts, Jr., age 50. As a young entrepreneur attending the University of Alabama, Mr. Roberts started and grew various service-oriented companies. Following college, Mr. Roberts played a key role in developing Transplatinum Plus, an electronic fuel card transfer company in Nashville, Tennessee that was eventually sold to Fleet One. For the next eight years Mr. Roberts served as Vice President and Chief Operating Officer of Perma Crete Resurfacing Products in Nashville, Tennessee from 1993 to 2001 where he expanded the operation nationally with an extensive dealership distribution system as well as running a national retail installation department. In 2001, Gary shifted gears and turned his focus to the Health Insurance industry.  He was District Manager with Cornerstone America from 2000 to 2002 while building one of the top teams in the nation. Gary assumed the position of Vice President of the Company’s Southeastern Territory in 2003, maintaining that position through the present. During this time, Mr. Roberts has continued to build it into one the nation’s largest insurance distribution groups, with his territory ranking in the top two USA every year as well as being ranked as the top territory in the USA one of those years.

Mrs. Edwards, age 49, was born and raised in Boston, Massachusetts until moving to Florida to assume a position in resource and financial management, later managing advisory services for an independent financial firm. Mrs. Edwards subsequently owned and operated retail businesses in Florida. After serving as a Director in the healthcare industry for Independent Producers of America April 2009 through May 2014, Mrs. Edwards joined MariJ Agricultural, Inc. May 2014.  Following the merger between the MariJ Group of companies and Acacia, Mrs. Edwards assumed the duties of Chief Operating Officer of the consolidated entity, and was appointed as Vice President of the Company in conjunction with her other duties on August 18, 2016..Mrs. Edwards and her husband of 25 years reside in the Palm Harbor, Florida area with their three children.

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of reports submitted to us during the fiscal year ended December 31, 2016, the following table sets forth the name of any such person that failed to file the required forms on a timely basis, including the number of late reports, the number of transactions not reported on a timely basis and any known failure to file a required form.

Name	Number of late reports	Number of transactions not reported timely
None

Committees of the Board of Directors

On January 15, 2016, the Company appointed various directors to committees and the chairs thereof as follows:

Board Committees

The Board has a standing Audit Committee, Compensation Committee, and Nominating Committee. The Board has determined that the Chairs and all non-employee committee members are independent under applicable NASDAQ, NYSE, and SEC rules for committee memberships. The members of the committees are shown in the table below.  The Company’s CEO, Mr. Pertile, and Mr. Sample, as an employee and director of the Company, are considered to be “not independent”.

The table below reflects each of the directors and the committee(s) on which they serve.  A committee member who is also the chair of that committee is designated as “Chair” rather than as “Member”.

Director Name	Audit Committee	Compensation Committee	Nominating Committee	Primary Committee
Richard K. Pertile	—	—	Member	Member
Danny R. Gibbs	Chair	Member	Member	Member
Neil B. Gholson	Member	Chair	Chair	—
Gary J. Roberts, Jr.	Member	Member	—	Chair

Audit Committee

The Audit Committee has not yet adopted a written charter. However, the Audit Committee has (i) reviewed and discussed the audited financial statements with management; (ii) discussed with the independent auditors the matters required to be discussed by Auditing Standard No. 16, “Communications with Audit Committees” issued by the Public Company Accounting Oversight Board (“PCAOB”); (iii) received the written disclosures and the letter from the independent accountants required by the Public Company Accounting Oversight Board (Rule No. 3526, Communications with Audit Committees Concerning Independence), as may be modified or supplemented; (iv) discussed with the independent accountant the independent accountant’s independence; and (v) recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10–K.

The Company believes the Audit Committee should be responsible primarily for assisting the Board in fulfilling its oversight and monitoring responsibility of reviewing the financial information provided to shareholders and others, appointing the independent registered public accounting firm, reviewing the services performed by the Company’s independent registered public accounting firm, evaluating the Company’s accounting policies and the system of internal controls established by management and the Board, and reviewing significant financial transactions. The Audit Committee does not itself prepare financial statements or perform audits, and its members are not auditors or certifiers of the Company’s financial statements.

Primary Committee

The Corporation’s Board of Directors determined that it was in the best interests of the Corporation to discontinue its Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan in its entirety, continuing to honor any shares, options, or warrants heretofore issued under the Plan.  The Corporation’s Primary Committee continues to have full authority to issue shares, options, and warrants as it deems necessary without the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan, and unanimously approved those actions in a meeting of the Board of Directors on June 9, 2015.  Those actions were ratified in a Special Meeting of Shareholders of the Corporation by the written consent of more than 50% of the shareholders on June 29, 2015.

Compensation Committee

The Compensation Committee is responsible primarily for reviewing the compensation arrangements for the Company’s executive officers, including the CEO, and reviewing the Board’s compensation. It is authorized by the Board of Directors to approve compensation arrangements and employment agreements.  The only employment agreement currently in place is that of Richard K. Pertile, the Company’s current CEO who serves as an employee and a director.

Nominating Committee

The Nominating Committee assists the Board in identifying qualified individuals to become directors and can make recommendations to the Board concerning the size, structure and composition of the Board and its committees. In evaluating potential nominees to the Board, the Nominating Committee considers, among other things, independence, character, ability to exercise sound judgment, demonstrated leadership skills, and experience in the context of the needs of the Board.. The Nominating Committee can consider candidates proposed by shareholders and would evaluate them using the same criteria as for other candidates.

Three members of the board of directors are considered to be independent directors, but Mr. Pertile and Ms. Edwards, as current CEO and COO, respectively, of the Company and by virtue of their status as affiliates of the Company, are not considered to be independent.  Thus, there is a potential conflict in that Mr. Pertile and Ms. Edwards, as board members who are also part of management, will participate in discussions concerning issues that may affect management decisions.

Code of Ethics

Given that the Company has had only limited operating history, the Company has not adopted a Code of Ethics.

Item 11.  Executive Compensation

The following table sets forth certain information concerning the compensation earned during the years ended December 31, 2016 and 2015 by the Company’s Chief Executive Officers, Chief Financial Officer and Chief Operating Officer, for whom disclosure is required:

SUMMARY COMPENSATION TABLE

		Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Total
Richard K. Pertile (1)	2016	$170,000	0	$170,000
	2015	$120,000	0	$120,000
Kim Edwards (2)	2016	$96,000	0	$96,000
	2015	$60,000	0	$60,000
Steven Sample, CEO (3)	2016	$195,000	$48,000	$243,000
	2015	$225,000	$283,615	$508,615

(1)  Mr. Pertile became CEO and CFO of the Company on January 15, 2016 and has continued to serve in that capacity without interruption.

(2)  Ms. Edwards became Vice President and COO of the Company on August 18, 2016 and has continued to serve in that capacity without interruption.

(3)  Mr. Sample became CEO of the Company in 2006 and continued to serve in that capacity without interruption until January 15, 2016. The Company provided automobiles, or allowances in lieu thereof, to Mr. Sample in 2015, the value of which was less than $10,000.

As of December 31, 2016, the Company has not paid any compensation to its officers in the form of common stock, and there is currently no plan to do so.

Option Tables

The following table sets forth certain information concerning grants of options to purchase shares of common stock of the Company made during the year ended December 31, 2016, to the executive officers named in the Summary Compensation Table.

EXECUTIVE STOCK OPTION GRANTS
(YEAR ENDED DECEMBER 31, 2016)

	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options Unexercisable	Weighted Average Per Share Exercise Price	Expiration Dates
None	-	-	-	-

The following table sets forth certain information concerning grants of options to purchase shares of common stock of the Company made during the year ended December 31, 2016 to the executive officers named in the Summary Compensation Table.

EXECUTIVE STOCK OPTION GRANTS
(YEARS ENDED DECEMBER 31, 2015 AND EARLIER)

	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options Unexercisable	Weighted Average Per Share Exercise Price	Expiration Dates
Steven L. Sample (1)	950,000	-	3.00	12/30/2016

(1)
950,000 common stock purchase warrants, and not options, issued in 2010 for conversion of preferred stock in 2007 and considered to have expired in 2010, but a like amount issued in that same year, and not issued as compensation. Those warrants expired on December 30, 2016

Director Compensation

Since February 1, 2007 through December 31, 2010 directors of the Company served without compensation except under the Acacia Automotive, Inc. 2007 Stock Incentive Plan for which each non-employee director of the Company was granted an option to acquire an initial 10,000 shares of common stock upon his appointment or election to the board, and 15,000 additional options were granted upon election to a full term and annually thereafter.  On December 30, 2010, the Company’s Board of Directors suspended the issuance of options as compensation to its directors effective January 1, 2011, and as such issued no options as director compensation from that time through December 31, 2016.  The Company did not issue any common stock purchase options for any reason since December 31, 2010. In 2015 the Company paid cash compensation to each of its three non-employee directors in the amount of $10,000 per director for a total of $30,000.

The following table sets forth certain information regarding the cash compensation paid to directors for the fiscal years ended December 31, 2016 and 2015:

	Dollar Amount Recognized for Financial Reporting Purposes
	2016	2015
Richard K. Pertile (1)	$-0-	$-0-
Steven L. Sample (2)	-0-	-0-
Neil B. Gholson (3)	-0-	-0-
Gary J. Roberts, Jr. (4)	-0-	-0-
Danny Gibbs (5)	-0-	10,000
V. Weldon Hewitt (6)	-0-	10,000
Dan L. Rigdon (7)	-0-	10,000
Total	$-0-	$30,000

Upon a change of control, all outstanding options granted to executive officers and directors vest.

(1)	Appointed as Chairman of the Company’s Board of Directors January 15, 2016.
(2)	Served as Chairman of the Company’s Board of Directors from August 2006 until January 15, 2016, at which time he continued to serve as a director until resigning on January 17, 2017.
(3)	Appointed to the Company’s Board of Directors on January 15, 2016.
(4)	Appointed to the Company’s Board of Directors on January 15, 2016.
(5)
Originally served on the Company’s board of directors from 1984 through August of 2006.  Was again appointed to the Board of Directors on February 1, 2007 where he served until September 29, 2011.  Was reappointed to the Board of Directors on September 1, 2013 and continues to serve.

(6)
Originally served on the Company’s board of directors from 1984 through August of 2006.  Was again appointed to the Board of Directors on February 1, 2007 where he served until September 29, 2011.  Was reappointed to the Board of Directors on September 1, 2013, and served until resigning January 15, 2016.

(7)	Appointed to the Company’s Board of Directors on September 1, 2013.

Benefit Plans

As a part of the changes resulting in the emergence of Acacia Automotive, Inc. from the former Gibbs Construction, Inc. in 2007, all stock option plans and warrants existing prior to the change of name and change of control to Acacia’s management in 2007 were canceled.  At the board of directors meeting held on February 1, 2007, the Company adopted a new stock incentive plan.  Awards of options made after that date were in congruence with the Acacia Automotive, Inc. 2007 Stock Incentive Plan.  On July 26, 2012, shareholders representing a majority of the votes of the Company voted to extend the Company’s stock incentive plan and rename it the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan. The Company provided health, disability, and life insurance plans for its parent Company employees until July 31, 2012, and provided certain additional benefits to its CEO under the terms of his employment agreement. On June 29, 2015 shareholders representing a majority of the votes of the Company voted to terminate the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan.  In actions of January 15, 2016 the Company discontinued certain benefits to Mr. Sample following his resignation as CEO, President and Chairman of the Board by granting him a Modified Employment Agreement effective as of that date.  He remained as an employee and a director of the Company until terminating his Employment Agreement and resigning on January 17, 2017.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 31, 2016, the ownership of common stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the Company’s common stock, (ii) each director of the Company, and (iii) all directors and officers as a group.  Except as otherwise indicated, each stockholder identified in the table possesses sole dispositive voting and investment power with respect to its or his shares.

Shares Owned at December 31, 2016
Name and Address of Beneficial Owner	Number of Shares	Percent
Richard K. Pertile (1)	2,234,000	13.31%
Steven L. Sample (2)	5,515,479	32.85%
Neil B. Gholson (3)	170,000	1.01%
Gary J. Roberts, Jr. (4)	252,000	1.50%
Danny R. Gibbs (5)	157,500	0.94%
All directors and officers as a group (five persons)	8,328,979	49.61%
All of the above as a group (five persons)	8,328,979	49.61%

(1)  Mr. Pertile became the CEO and President of the Company and the Chairman of the Board of Directors on January 15, 2016.  He acquired 1,014,000 shares of the Company’s Common stock in the Asset Purchase Agreement on that same date by and between the Company and the MariJ Group of Companies.  Mr. Pertile also acquired another 1,220,000 shares of the Company’s Common stock in the remainder of 2016, resulting in his ownership of a total of 2,234,000 shares with a corresponding number of votes, or 13.31% of the total issued and outstanding shares of the Company.  Mr. Pertile was issued 100,000 shares of the restricted Common stock of the Company in 2017 for services.  Mr. Pertile had also obtained from Mr. Sample, in conjunction with the acquisition, the right to acquire an additional 2,500,000 shares of Mr. Sample’s Common stock of the Company, and in 2017 Mr. Pertile exercised his option to do so. In addition, Mr. Pertile has options to acquiring an additional 1,000,000 shares of Mr. Sample’s shares in the Company under a separate agreement. Those purchases and options or grants are reflected in the following table indicating the subsequent ownership of Acacia shares by Mr. Pertile as of February 28, 2017.

(2) Mr. Sample served as the Company’s CEO, President, and Chairman of the Board from 2006 until January 15, 2016, when the Company acquired the MariJ Group of companies and installed that group’s chief executive as Acacia’s. Mr. Sample’s holdings as reflected in the table above excludes 950,000 warrants held by Mr. Sample issued in exchange for converting all his shares of the Company’s preferred stock to common stock in 2010, and not for compensation, at an average exercise price of $3.00 per share. Those warrants expired at December 31, 2016. Further, 2,500,000 of Mr. Sample’s shares in the above table were extended to Mr. Pertile through an offer to purchase in conjunction with the MariJ Asset Purchase Agreement.  Mr. Pertile exercised his right to acquire those shares on January 17, 2017, and further, has options to acquired an additional 1,000,000 of Mr. Sample’s Acacia shares under a separate agreement, which potential purchases are reflected in the following table as of February 28, 2017.  In subsequent events, Mr. Sample resigned as an employee and director of the Company on January 17, 2017 to pursue other interests.  Mr. Sample disclaims any beneficial ownership of any securities owned by others, and disclaims any beneficial ownership by others of any securities he owns.

(3)  Mr. Gholson became a director of the Company on January 15, 2016 and acquired 60,000 shares of the Company’s Common stock in the Asset Purchase Agreement of that same date, and purchased an additional 110,000 shares in 2016 for a total of 170,000 shares.

(4)  Mr. Roberts became a director of the Company on January 15, 2016 and acquired 102,000 shares of the Company’s Common stock in the Asset Purchase Agreement of that same date, and purchased an additional 150,000 shares in 2016 for a total of 252,000 shares.  Mr. Roberts acquired another 10,000 shares in 2017, the total of which is reflected in the following table as of February 28, 2017.

(5)  Mr. Gibbs is a founder of the Company, first becoming a director in October 1984 before departing in September 2011.  Mr. Gibbs rejoined the board in 2013 and has continued to serve until the present.  Mr. Gibbs purchased 40,000 restricted shares of the Company in 2016.

Unless otherwise indicated, the address for each of the above named individuals is 13575 58th Street North, Clearwater, Florida, 33760.

Change of Control

In subsequent events, and as a result of the acquisition of significant shares of the Company’s Common stock by its CEO, Mr. Pertile and a significant reduction in ownership of the Company’s Common stock by its previous CEO Mr. Sample, Mr. Pertile became the Company’s largest shareholder with effective control.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

In 2006 the board of directors named Gwendolyn Sample as the Company’s assistant secretary and on February 1, 2007, granted her an option to acquire 5,000 shares of Common stock for $0.01 per share, which options Mrs. Sample exercised on June 16, 2016.  On November 6, 2009, the Company granted her options to purchase 20,000 shares for $0.10 per share, and on December 23, 2010, she was awarded options to acquire 10,000 additional shares at $0.60 per share.  Ms. Sample is the spouse of Steven L. Sample, prior CEO of the Company.  In addition, the board of directors awarded L. Palmer Sample, an IT and MIS professional, 20,000 shares of restricted common stock for work performed in maintaining the company’s computer network system and financial server system, as well as creating, hosting, and maintaining the Company’s e-mail system and Internet web site. In 2014 he was awarded 10,000 shares of restricted common stock for similar services. On November 2, 2007, he was awarded 10,000 options to purchase common stock for $0.80 per share, on November 6, 2009, was granted options to purchase 5,000 shares of common stock for $0.10 per share, and on December 23, 2010 was awarded 10,000 options to purchase Common stock at $0.60 per share, all for services to the Company.  In 2013 he installed a new computer server for financial and accounting uses for the Company in Ocala, Florida, and continued to perform services maintaining all those systems. Palmer is the son of Steven L. Sample and Gwendolyn G. Sample.  Mr. Sample’s spouse and his son disclaim any beneficial ownership by Mr. Sample of any securities they own, and they disclaim any beneficial ownership of any securities he owns.

Mr. Sample became CEO, President, and Chairman of the Board of Directors of the Company in 2006 and resigned that position in favor of Richard K. Pertile on January 15, 2016 in conjunction with the Company’s acquisition of the assets and businesses of the MariJ Group of companies on that date.  Mr. Sample disclaims any beneficial ownership of any securities owned by others, and disclaims any beneficial ownership by others of any securities he owns.

Mr. Pertile became CEO, President, and Chairman of the Board of Directors of the Company on January 15, 2016, and continues to serve in those positions.

Director Independence

We believe that, in accordance with the Company Guide of the American Stock Exchange, that Messrs. Gibbs, Gholson, and Roberts are independent directors, those three individuals being a majority of our current Board of Directors. As employee-officers and directors of the Company, Mr. Pertile and Ms. Edwards are not considered to be independent.

Conflicts of Interest.

The Company and its management may be subject to various conflicts of interest policies. The Company’s management is not independent, yet the Company relies solely on management for guiding its day-to-day operations and managing its assets.  As such, certain employees may have conflicts of interest in allocating time, services and functions to the Company in deference to their other activities.

The Company has no other full-time corporate officers except for Mr. Pertile, its President and CEO, and Mrs. Edwards, its Vice President and COO, who devote the majority of their business time and efforts to the management and direction of the Company and its subsidiaries.  The President and CEO of the Company serves as a director of the Company as well as serving as an officer and director of the Company’s subsidiary corporations.  Service in those capacities with the subsidiaries is not considered to constitute a conflict of interest on the part of employees, managers, or directors.  The Company’s CEO and COO continued to serve in those capacities as of December 31, 2016. Mr. Sample resigned as CEO, President and Chairman of the Board of the Company on January 15, 2016 in favor of selection of new officers following the Company’s acquisitions of the MariJ Group of companies on that same date. Mr. Sample remained as a non-officer employee and director of the Company until January 17, 2017, at which time he resigned, effective December 31, 2016.

Item 14.  Principle Accountant Fees and Services

Aggregate fees for professional services rendered by KWCO for the years ended December 31, 2016 and 2015 were as follows:

	2016	2015
Audit fees	$127,447	$185,012
Tax preparation fees	7,500	19,000

Total fees	$134,947	$204,012

Audit Fees.  Audit fees consist of professional services rendered in connection with the audits of the Company’s annual consolidated financial statements, reviews of the Company’s internal accounting and reporting controls under Section 404 of the Sarbanes-Oxley Act, and reviews of interim consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q.

Tax Preparation Fees.  Tax preparation fees include preparation of federal and state tax returns. In 2016 the Company paid $7,500 for preparation of its 2015 tax returns, and in 2015 the Company paid $19,000 for preparation of its 2014 and 2013 tax returns.

The Company’s independent registered public accounting firm may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may the Company’s principal accountant be engaged to provide any other non-audit service unless it is determined that the engagement of the principal accountant provides a business benefit resulting from its inherent knowledge of the Company while not impairing its independence. The Audit Committee must pre-approve the engagement of the Company’s principal accountant to provide both audit and permissible non-audit services. No non-audit services were provided by the independent registered public accounting firm during the past two fiscal years.

Item 15.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)    Financial Statements

The following financial statements are included herewith:

(b) Exhibits required by Item 601, Regulation S-K;
Exhibit Number and Description			Location Reference

(3.0)	Articles of Incorporation

	(3.1)	Restated Articles of Incorporation, as amended filed with Registration Statement	See Exhibit Key

	(3.2)	Bylaws filed with Registration Statement	See Exhibit Key

(9.0)	Voting Proxy Agreement between Rick Pertile and Steven L. Sample		Filed herewith

(12.0)	Statement re: computation of earnings per share		Note 4 to Financial Stmts.

(14.0)	Code of Ethics		None

(21.0)	List of Subsidiaries		Filed herewith

(31.1)	Certificate of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.1)	Certification of Chief Executive Officer And Principal Financial and Accounting Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Key

3.1 Incorporated by reference herein to the Company's Registration Statement No. 33-97308-D filed on July 2, 1998

3.2 Incorporated by reference herein to the Company's Registration Statement No. 33-97308-D filed on July 2, 1998

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acacia Diversified Holdings, Inc.

Date: March 28, 2017	By:	/s/ Richard K. Pertile
Richard K. Pertile
Chief Executive Officer, Chief Financial Officer, President, and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard K. Pertile	Director	March 28, 2017
Richard K. Pertile

/s/ Neil B. Gholson	Director	March 28, 2017
Neil B. Gholson

/s/ Gary J. Roberts, Jr.	Director	March 28, 2017
Gary J. Roberts, Jr.

/s/ Danny R. Gibbs	Director	March 28, 2017
Danny R. Gibbs

ACACIA DIVERSIFIED HOLDING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Acacia Diversified Holdings, Inc.
Clearwater, Florida 33760

We have audited the accompanying consolidated balance sheets of Acacia Diversified Holdings, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2016.  Acacia Diversified Holdings, Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acacia Diversified Holdings, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KWCO, PC

KWCO, PC
Odessa, Texas
March 28, 2017

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2016 AND 2015

	2016	2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$43,878	$221,174
Accounts receivable	35,630	147,700
Inventories	63,085	-
Prepaid expenses and other current assets	60,502	21,069
Total Current Assets	203,095	389,943

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $108,886 and $25,325 in 2016 and 2015, respectively	480,847	513,753

DEPOSITS	841	2,577

TOTAL ASSETS	$684,783	$906,273

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITY:
Accounts payable and accrued expenses	$390,530	$12,315
Payable to related party	4,000	-
Total Current Liability	394,530	12,315

Total Liabilities	394,530	12,315

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Members’ equity	-	20,687
Common stock, $0.001 par value; 150,000,000 shares authorized; 16,931,816 and 666,950 shares issued and outstanding at December 31, 2016 and 2015, respectively	16,932	667
Additional paid-in capital	3,393,539	2,207,708
Accumulated deficit	(3,120,218)	(1,335,104)
Total Stockholders’ Equity	290,253	893,958

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$684,783	$906,273

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

REVENUE	$311,283	$255,508

COSTS OF GOODS SOLD
Costs of goods sold	169,135	107,642
Depreciation expense	69,848	22,595
	238,983	130,237

GROSS PROFIT	72,300	125,271

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Employee compensation expenses	637,475	-
General and administrative expenses	1,169,932	735,241
Depreciation expense	7,012	1,849
	1,814,419	737,090

LOSS FROM OPERATIONS	(1,742,119)	(611,819)

OTHER INCOME (EXPENSE)
Loss on sale of equipment to related party	(42,987)	-
Interest expense	(148)	-
Interest income	140	-
TOTAL OTHER INCOME (EXPENSE)	(42,995)	-

NET LOSS BEFORE INCOME TAXES	$(1,785,114)	$(611,819)
Income taxes	-	-

NET LOSS	$(1,785,114)	$(611,819)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.11)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	15,548,247	15,430,256

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Members Equity		Common Stock
	Units	Amount	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total

Balance December 31, 2014	10,000	$(27,694)	520,000	$520	$1,229,755	$(675,004)	$527,577

Sale of MariJ Agricultural, Inc.’s common stock			127,200	127	780,473		$780,600

Common stock issued for services			19,750	20	197,480		$197,500

LLC units issued	3,000	100					$100

LLC units cancelled	(5,000)	-					$-

Net income (loss)		48,281				(660,100)	$(611,819)

Balance December 31, 2015	8,000	$20,687	666,950	$667	$2,207,708	$(1,335,104)	$893,958

Reverse merger and recapitalization	(8,000)	(20,687)	14,763,306	14,763	235,608		$229,684

	-	-	15,430,256	15,430	2,443,316	(1,335,104)	$1,123,642

Common stock issued for exercise of options			15,000	15	135		$150

Common stock issued for services			156,560	157	286,418		$286,575

Common stock issued for related party payable			1,200,000	1,200	598,800		$600,000

Common stock issued for cash			130,000	130	64,870		$65,000

Net loss						(1,785,114)	$(1,785,114)

Balance December 31, 2016	-	$-	16,931,816	$16,932	$3,393,539	$(3,120,218)	$290,253

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,785,114)	$(611,819)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Depreciation	76,860	24,444
Common stock issued for services	286,575	197,500
Loss on sale of equipment to related party	42,987	-
(Increase) decrease in:
Accounts receivable	112,070	(147,700)
Accounts receivable, related party	-	100
Inventories	(63,085)	-
Prepaid expenses and other current assets	(33,422)	(8,135)
Increase (decrease) in:
Accounts payable and accrued expenses	371,243	(11,978)
Payable to related party	4,000	(43,834)
Net cash used by operating activities	(987,886)	(601,422)

CASH FLOWS FROM INVESTING ACTIVITIES:
Accounts payable, equipment purchase	-	(54,921)
Acquisition of property and equipment	(35,414)	(196,341)
Net cash used by investing activities	(35,414)	(251,262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	65,000	780,600
Proceeds from issuance of member units	-	100
Common stock issued from exercise of options	150	-
Proceeds from advances from related party	600,000	-
Proceeds from reverse acquisition	180,854	-
Net cash provided by financing activities	846,004	780,700

Net change in cash and cash equivalents	(177,296)	(71,984)

Cash and cash equivalents, beginning of the year	221,174	293,158

Cash and cash equivalents, end of the year	$43,878	$221,174

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$48	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued from conversion of payable to related party	$600,000	$-
Common stock issued in reverse acquisition and recapitalization	$48,830	$-
Changes in operating assets and liabilities due to reverse acquisition:
Prepaid expenses	$(3,434)	$-
Property and equipment	$(95,860)	$-
Accumulated depreciation	$44,332	$-
Deposits	$(841)	$-
Accounts payable	$6,973	$-

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 1 - THE COMPANY

Acacia Diversified Holdings, Inc. (“Acacia” or the “Company”) by and through its wholly-owned subsidiaries, MariJ Pharmaceuticals, Inc. and Canna-Cures Research & Development Center, Inc.

Prior to the Merger (see NOTE 2), the Company sold the assets and related businesses of its Citrus Extracts, Inc. and Acacia Transport Services, Inc. subsidiaries, and its Acacia Milling Services operations, being all of its then revenue-producing operations, on June 29, 2015, and accounted for those operations as discontinued effective with the Quarterly Report on Form 10-Q for the period ended June 30, 2015.  Those events were reported in their entirety by the Company on its Current Report on Form 8-K on July 16, 2015.

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

The Company’s primary source revenue is from the extraction of medicinal cannabis oil, from a non-psychoactive cannabis plant. All extraction services are currently limited to the State of Colorado, as the Company is attempting to attain various licenses for business in the State of Florida.

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

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015
(continued)

NOTE 3 - GOING CONCERN

The Company has not generated profit to date. The Company expects to continue to incur operating losses as it proceeds with its extraction and research and development activities and continues to navigate it through the regulatory process. The Company expects general and administrative costs to increase, as the Company adds personnel and other administrative expenses associated with its current efforts. As such, and without substantially increasing revenue or finding new sources of capital, the Company will find it difficult to continue to meet its obligations as they come due.  The Company is still locating new clients for its services and products, and the business is generally seasonal with the second and third quarters of the calendar year being the slowest as a result of it being the “off season” for outside grow of Cannabis hemp plants.  The Company is currently involved in a capital raise which, if successful, could result in obtaining indoor grow facilities that could provide for year-round grows. There can be no assurance that the Company will be successful in its efforts to raise capital, or if it were successful in raising capital, that it would be successful in meeting its business plans.  While the services performed by the Company’s MariJ Pharma subsidiary and sales of current inventory supplies, if sold on a seasonally-adjusted basis, are anticipated to be sufficient to meet the Company’s liquidity needs, these factors raise some doubt as to the ability of the Company to continue as a going concern.  Management’s plans include increasing production at the Company’s new MariJ Pharma subsidiary during 2017, selling its inventories of products, attempting to start new businesses or find additional operational businesses to buy, and attempting to raise funds from the public through an equity offering of the Company’s common stock and sales of convertible debentures through a private placement offering instituted in the early part of 2017. Management intends to make every effort to identify and develop all these sources of funds, but there can be no assurance that Management’s plans will be successful.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses for all periods presented and has a substantial accumulated deficit. As of December 31, 2016, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The consolidated financial statements should be read in conjunction with the annual financial statements for Acacia most recently completed fiscal year ended December 31, 2015, and the audited consolidated financial statements of the MariJ Group of companies for the year ended December 31, 2015, included in Acacia’s Form 8-K/A filed on April 25, 2016.

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) with December 31, as its year-end.  The consolidated financial statements and notes are the representations of the Company’s management who are responsible for their integrity and objectivity.

PRINCIPLES OF CONSOLIDATION – The consolidated financial statements include the accounts of Acacia Diversified Holdings, Inc. and its two wholly-owned subsidiaries, MariJ Pharmaceuticals, Inc, and Canna-Cures Research & Development Center, Inc.  All significant intercompany accounts and transactions are eliminated in consolidation.

USE OF ESTIMATES - Preparing the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions about current, and for some estimates, future economic and market conditions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS – The Company’s accounts receivable represents amounts due from customers for extraction services performed. Allowance for uncollectible accounts receivable is estimated based on the aging of the accounts receivable and management estimate of uncollectible amounts.  For the years ended December 31, 2016 and 2015, there were no bad debts.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015
(continued)

CONCENTRATION OF CUSTOMERS – All of the Company’s extraction revenue during the fiscal years 2016 and 2015, which accounted for 95% of total revenue, came from the Company’s only two customers. One customer accounted for 72% while another customer accounted for 23% of the total revenue. The entire trade receivable balance at December 31, 2016 and 2015 was due from an individual customer.

INVENTORIES – Inventories are stated at the lower of cost or market.  Cost is determined using the average cost method. The Company’s inventory consists of raw materials and finished goods. Cost of inventory includes cost of ingredients, labor, quality control and all other costs incurred to bring our inventories to condition ready to be sold.

PROPERTY AND EQUIPMENT – Property and equipment are stated at cost less accumulated depreciation.  Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives, which are generally three to fifteen years.

IMPAIRMENT OF LONG-LIVED ASSETS – In accordance with Accounting Standards Codification 360-10-05 - Impairment or Disposal of Long-Lived Assets, long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment at least annually or whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  The Company did not recognize any impairment losses for any periods presented.

REVENUE RECOGNITION – The Company generates revenue from extracting and processing very high quality, high-cannabinoid profile content medical grade cannabis oils from medicinal cannabis plants.  The Company recognizes revenue when it is realized or realizable and earned.
The Company considers revenue realized or realizable and earned when all of the following criteria are met:

o          persuasive evidence of an arrangement exists
o          the product has been shipped or the services have been rendered to the customer
o          the sales price is fixed or determinable
o          collectability is reasonably assured.

ADVERTISING COSTS - Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2016 and 2015 amounted to $15,427 and $18,971, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and cash equivalents, accounts receivable, deposits, prepaid expenses, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. Accounts payable and accrued expenses as of December 31, 2016 and 2015 included amounts due to vendors and service providers in the amounts of $390,530 and $12,315, respectively. Amount at December 31, 2016 also included accrued compensation to the Company’s current CEO and severance compensation to the Company’s former CEO.

FAIR VALUE ESTIMATES – The Company measures its options and warrants at fair value in accordance with Accounting Standards Codification 820 – Fair Value Measurement (“ASC 820”). The objective of ASC 820 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable.

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

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015
(continued)

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. No new options or warrants were issued during the years ended December 31, 2016 and 2015.

	Quoted Active Markets for Identified Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total

	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Common stock issued for services	-	$286,575	-	$286,575

December 31, 2015
Common stock issued for services	-	$197,500	-	$197,500

All common stock issued for services are valued on the date of the agreements, using quoted prices from over-the-counter markets.

RECLASSIFICATIONS – Certain reclassifications have been made to previously reported amounts, so that the prior year’s presentation is comparative with the current year’s presentation.

COMPENSATED ABSENCES - The Company has not accrued a liability for compensated absences in accordance with Accounting Standards Codifications 710 – Compensation – General, as the amount of the liability cannot be reasonably estimated at December 31, 2016 and 2015.

LOSS PER COMMON SHARE - Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share would include the weighted average common shares outstanding and potentially dilutive common share equivalents. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share. For this reason, common stock options and warrants to purchase 75,000 and 0 shares, respectively, of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the years ended December 31, 2016 and 2015.

The weighted average number of common shares outstanding at December 31, 2015 was computed as follows:

Acacia Diversified Holdings, Inc. Shares outstanding at December 31, 2015	12,955,406

Shares issued to MariJ Group shareholders, January 15, 2016	2,474,850
15,430,256

These shares were considered to be outstanding for the entire calendar year of 2015.
INCOME TAXES - The Company files federal and state income tax returns in accordance with the applicable rules of each jurisdiction. We account for income taxes under the asset and liability method in accordance with Accounting Standards Codification 740 - Income Taxes (“ASC 740”). The provision for income taxes includes federal, state and local income taxes currently payable, as well as deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable amounts in years in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.  In accordance with ASC 740, we recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company currently has substantial net operating loss carryforwards.  The Company has recorded a valuation allowance equal to the net deferred tax assets due to the uncertainty of the ultimate realization of the deferred tax assets.

CONTINGENCIES - Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015
(continued)

If the assessment of a contingency indicates that it is possible that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed. There was no known contingency at December 31, 2016.

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

STOCK BASED COMPENSATION - The Company accounts for stock-based compensation under Accounting Standards Codification 718 - Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date and recognized over the period during which an employee is required to provide services (requisite service period). An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense during the years ended December 31, 2016 and 2015.

The Company accounts for stock based awards based on the fair market value of the instrument using the Black-Scholes option pricing model and utilizing certain assumptions including the followings:

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of Accounting Standards Codification 505-50, Equity – Based Payments to Non-Employees.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.

NOTE 5 - RELATED PARTY TRANSACTIONS

From 2007 through the end of its fiscal 2010, the Company granted 10,000 common share stock purchase options to each of its outside directors upon their appointment in accordance to the Acacia Automotive, Inc. 2007 Stock Incentive Plan. Additionally, 15,000 common share purchase options were granted to each eligible director for each year of elected annual service to the Company, as well as other options for services on committees of the board of directors or for acting as chairs thereof.   On December 30, 2010, the Company’s board of directors voted to temporarily suspend director compensation, including the issuance of common stock purchase options, to its members effective January 1, 2011.  That suspension of director compensation has not yet been lifted.  As such, the Company did not issue any common stock purchase options to directors during the years ended December 31, 2016 and 2015, but did pay $1,000 cash compensation to each of its four non-employee directors during the year ended December 31, 2016, totaled $4,000 and pay $10,000 cash compensation to each of its three non-employee directors during the year ended December 31, 2015, totaled $30,000, for services performed.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015
(continued)

During the year ended December 31, 2016, the Company’s CEO advanced working capital in multiple tranches totaled $600,000 to the Company to fund operating expenses. In December 2016, the Company issued to the CEO 1,200,000 shares of the Company’s common stock at $0.50 per share as payment in full of this advance.

On May 1, 2016, the Company entered into an employment agreement with its CEO. The term of the employment is through December 31, 2019. The agreement provides for a monthly reimbursement of $1,000 for the rental of a second office owned by the CEO and a monthly automobile allowance of $1,000. During the year ended December 31, 2016, expenses related to the office rental and automobile allowance totaled $16,000 of which $4,000 remained owed to the CEO at December 31, 2016.

The Company’s CEO is also the majority stockholder in MariJ Agricultural, Inc (“MariJ Ag”). The stockholder has provided funds to pay the initial operating expenses when operations commenced in March 2014. Subsequently, MariJ Ag’s operating expenses were funded by sale of MariJ Ag’s common stock. During the year ended December 31, 2015, total payments to stockholder, officers and managing members amounted to $284,999.

JR Cannabis Industry, LLC (“JR”) provided administrative and management services for all MariJ Ag. In return for these services, MariJ Ag paid JR a management fee of $20,000 per month plus JR’s ordinary and reasonable business expenses. During the year ended December 31, 2015, total management fees were $399,009. This amount was eliminated in the consolidated statement of operations.

NOTE 6 - INVENTORIES

The Company’s inventories consisted of the followings at December 31, 2016 and 2015:

	2016	2015
Raw materials	$52,363	$-
Finished goods (isolates, tinctures and capsules)	10,722	-
	$63,085	$-

NOTE 7 – PROPERTY AND EQUIPMENT

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

Property and equipment consisted of the followings at December 31, 2016 and 2015:

	2016	2015
Computer equipment	$26,672	$6,241
Website domain	5,000	5,000
Extraction and lab equipment	558,061	527,837
Total property and equipment	589,733	539,078
Less accumulated depreciation	(108,886)	(25,325)
Net property and equipment	$480,847	$513,753

Depreciation expense for the years ended December 31, 2016 and 2015 totaled $76,860 and $24,444, respectively.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015
(continued)

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the followings at December 31, 2016 and 2015:

	2016	2015
Accounts payable to vendors	$69,938	$12,315
Payroll taxes payable	11,092	-
Accrued bonuses to current CEO	59,500	-
Accrued severance compensation to former CEO	250,000	-
	$390,530	$12,315

NOTE 9 - STOCKHOLDERS’ EQUITY

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

During the year ended December 31, 2016 the Company issued 3,976,410 new restricted shares of its common stock as follows:

(i.)   6,466 shares were issued to a consultant to provide institutional funding services valued at $14,955. No additional service was performed after this issuance;

(ii.)  15,846 shares were issued for advisory services performed in December 2016, valued at $30,000. The agreement provides for issuance of additional shares, priced at the 3-day closing average of the Company’s common stock, each month thereafter, for services performed through May 5, 2017;

(iii.) 2,474,850 shares were issued to the MariJ shareholders in the acquisition transaction of January 15, 2016;

(iv.) 130,000 shares were issued to directors as subscriptions for new purchased shares for $65,000 at $0.50 per share;

(v.) 15,000 shares were issued from exercise of common stock purchase options at $0.01 per share; and

(vi.) 1,200,000 shares were issued to a related party to settle $600,000 of working capital advances at $0.50 per share;

(vii.) 132,248 shares were issued to the former CEO valued at $238,000 as severance compensation; and

(viii.) 2,000 shares were issued for services performed by an independent consultant valued at $3,620.

During the year ended December 31, 2015, the Company issued 146,950 shares of its common stock as follows:

(i)    127,200 shares were issued for cash proceeds of $780,600; and

(ii)   19,750 shares were issued for services valued at $197,500.

Warrants and Options

At its meeting of directors on February 1, 2007, the Company’s board of directors approved the Acacia Automotive, Inc. 2007 Stock Incentive Plan1 (the “Plan”), which was approved by our stockholders on November 2, 2007, reserving 1,000,000 shares to be issued there under in the form of common stock or common stock purchase options.  On July 26, 2012, our shareholders voted to update and extend the Acacia Automotive, Inc. 2007 Stock Incentive Plan, renaming it the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan. Warrants, which may be included as equity compensation of used in other manners, are not a component of the Plan. On June 29, 2015 shareholders holding a majority of the shares of the Company voted to discontinue the Company’s stock incentive plans. At December 31, 2016, 75,000 options still remained outstanding.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015
(continued)

The Company did not issue any common stock purchase warrants or options during the years ended December 31, 2016 and 2015. The following tables represent stock options and warrants activities for the years ended December 31, 2016 and 2015.

Stock Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	90,000	$0.34	4.10	$3,150
Granted	-
Exercised	-
Forfeited or cancelled	-
Outstanding at December 31, 2015	90,000	$0.34	3.10	$10,350
Granted	-
Exercised	(15,000)	$0.01
Forfeited or cancelled	-
Outstanding at December 31, 2016	75,000	$0.41	2.71	$82,000
Exercisable at December 31, 2016*	75,000	$0.41	2.71	$82,000

* Of the 75,000 options still active as of December 31, 2016: (i) 10,000 expire at 11-2-2017; (ii) 15,000 expire at 12-31-2018; (iii) 30,000 expire at 11-6-2019; and, (iv) 20,000 expire at 12-23-2020.

Stock Warrants

At December 31, 2016 and 2015, there were 0 and 1,000,000, respective, outstanding and exercisable stock purchase warrants with a weighted average exercise price of $0 and $3.00, respectively.  The following summarizes the warrant activities during the years ended December 31, 2016 and 2015:

	2016		2015
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	1,000,000	$3.00	1,326,250	$2.64
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
Expired	1,000,000	$3.00	326,500	$1.31
Outstanding at end of year	-	$-	1,000,000	$3.00
Exercisable at end of year	-	$-	1,000,000	$3.00

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015
(continued)

NOTE 10 - INCOME TAXES

As of December 31, 2016 and 2015 the Company had net operating loss carryforwards of approximately $10,974,000 and $12,242,000 respectively, which will expire beginning at the end of 2019.  A valuation allowance has been provided for the deferred tax asset as it is uncertain whether the Company will have future taxable income. A reconciliation of the benefit (expense) for income taxes with amounts determined by applying the statutory federal income rate of (34%) to the loss before income taxes is as follows:

	2016	2015
Net (Loss)	$(1,785,114)	$(611,819)
Benefit (expense) for income taxes computed using the statutory rate of 34%	606,939	208,018
Non-deductible expense	(99,086)	(51,146)
Change in valuation allowance	(507,853)	(156,872)
Provision for income taxes	$-	$-

Significant components of the Company’s deferred tax liabilities and assets at December 31, 2016 and 2015 are as follows:

	2016	2015
Total deferred tax assets – net operating losses	$3,731,181	$4,162,408
Deferred tax liabilities
Depreciation	(789)	(789)
Net deferred tax assets	3,730,392	4,161,619
Valuation allowance	(3,730,392)	(4,161,619)
	$-	$-

As of December 31, 2016 open Federal income tax years subject to examination include the tax years ended December 31, 2015 through 2013. At December 31, 2016, net operating loss (“NOL”) carryforwards expiring through 2036 were as follows:

Expiring December 31,	Amount of NOL Expiring
2019	$6,166,000
2026	408,000
2027	693,000
2028	771,000
2029	197,000
2030	32,000
2031	415,000
2033	692,000
2034	106,000
2036	1,494,000
$10,974,000

The net change in the valuation allowance is a decline of $431,227 which resulted from a current year addition of net operating loss carryforwards asset of $507,853, offset by the expiration of $2,762,000 of net operating loss carryforward which reduced the net operating loss carryforwards asset by $939,080.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015
(continued)

NOTE 11 – LEASES AND COMMITMENTS

The Company rents administrative space in Clearwater, Florida at $877 per month on a month to month basis, and rents retail space in Pueblo, Colorado at $2,000 per month on a month to month basis. The Company also rented a small apartment at $750 per month until December 31, 2016.

On May 1, 2016, the Company entered into an employment agreement with its CEO. The term of the employment is through December 31, 2019 and at a starting salary of $170,000 and annual bonus at 35% of the salary. Any salary and bonus increases must be reviewed and approved by the Company’s board of directors. The agreement provides for a monthly reimbursement of $1,000 for the rental of a second office owned by the CEO and a monthly automobile allowance of $1,000. During the year ended December 31, 2016, expenses related to the office rental and automobile allowance totaled $16,000 of which $4,000 remained owed to the CEO at December 31, 2016. As such, the Company is committed to an annual expenditures of $24,000 for each of the years ended December 31, 2017, 2018 and 2019.

Rent expense for the above leases and commitments for the years ended December 31, 2016 and 2015 were approximately $35,300 and $22,000, respectively.

NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. In July 2015, the FASB approved the deferral of the new standard’s effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016, but the Company is not planning to early adopt the new standard.

Subsequent to the issuance of this new standard, the FASB also issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing in April 2016 and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients in May 2016. The effective dates and transition requirements for these amendments in these updates are the same as those for Topic 606.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330), which simplifies its current requirement that an entity measure inventory at lower of cost or market, when market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. Inventory within the scope of ASU 2015-11 should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The Company is evaluating the effect that ASU 2015-11 will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This ASU is effective for all interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements and related disclosures.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015
(continued)

NOTE 13 - SUBSEQUENT EVENTS

The Company evaluated subsequent events through March 28, 2017, the date the financial statements were issued, and determined that there were no other material events to disclose, other than those that have already been disclosed.

On January 17, 2017, the former CEO of the Company resigned as an employee and director of the Company and terminated his employment agreement, effective December 31, 2016, in exchange of a settlement compensation of $250,000. This amount has been included in accrued expenses on the Company’s consolidated balance sheet as of December 31, 2016. In addition, the former CEO was also issued 132,248 shares of the Company’s common stock as settlement compensation. The estimated fair value of $238,000 for these shares has been included in general and administrative expenses on the Company’s consolidated statement of operations for the year ended December 31, 2016. These events were reported in their entirety by the Company on its Current Report on Form 8-K on January 24, 2017.

To fund the settlement compensation and additional operating expenses, the board of directors approved a $300,000 loan from the Company’s current CEO. The loan bears interest at a rate of 8% per annum. Concurrently, the board of director also approved issuance of 100,000 shares of the Company’s common stock for services performed.

On January 17, 2017, Richard Pertile, current CEO of the Company, acquired 2,500,000 restricted shares of the Company’s common stock from its former CEO under the terms of the Right of First Refusal to acquire those share in accordance with the Asset Purchase Agreement of January 15, 2016, by and between the Company and the MariJ Group of companies. In further actions, Mr. Pertile has an option to purchase an additional 1,000,000 shares of the former CEO’s shares in March of 2017. In addition, in January 2017, the board of directors also awarded 100,000 restricted shares to our CEO for services performed. In addition, the board of directors also approved for issuance at par value of $0.001 per share, 132,248 shares of the Company’s common stock to the former CEO pursuant to an anti-dilution agreement that was entered into as part of the Asset Purchase Agreement on January 15, 2016.

In February 2017, the Company entered into a consulting agreement with Almorli Advisors, Inc. (“Almorli”). Pursuant to the agreement, Almorli will perform consulting and due diligence services related to capital raised for the Company. The agreement is for a term of twelve months and does not specify the total amount to be raised. Almorli will receive cash compensation of 7% of the proceeds raised.

In February 2017, the board of directors approved the issuance of 8,823 shares of the Company’s common stock to a consultant for services performed in February 2017 and 8,823 shares of the Company’s common stock to this consultant for services to be performed in March 2017 at the 3-day closing average of the Company’s common stock of $1.70 per share. These shares were issued in March 2017.