Form 10-Q
period 2017-03-31
Acacia Diversified Holdings, Inc.
filed 2017-05-10
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒  No ❒   (2) Yes ☒  No ❒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ❒	Accelerated filer ❒

Non-accelerated filer ❒	Smaller Reporting Company ☒

Emerging growth company ❒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❒  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 4, 2017: 17,434,462 common shares.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$115,546	$43,878
Accounts receivable	33,440	35,630
Inventories	60,066	63,085
Prepaid expenses and other current assets	11,732	60,502
Total Current Assets	220,784	203,095

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $128,600 and $108,886 in 2017 and 2016, respectively	465,178	480,847

OTHER ASSETS:
Deferred offering cost	240,900	-
Deposits	841	841
Total Other Assets	241,741	841

TOTAL ASSETS	$927,703	$684,783

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$64,261	$69,938
Accrued expenses	136,605	320,592
Convertible note payable	100,000	-
Note payable to related party	300,000	-
Payable to related parties	45,763	4,000
Total Current Liabilities	646,629	394,530

Total Liabilities	646,629	394,530

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 150,000,000 shares authorized; 17,329,462 and 16,931,816 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	17,329	16,932
Additional paid-in capital	4,078,474	3,393,539
Accumulated deficit	(3,814,729)	(3,120,218)
Total Stockholders’ Equity	281,074	290,253

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$927,703	$684,783

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

	2017	2016

REVENUE	$147,646	$225,834

COSTS OF GOODS SOLD
Costs of goods sold	76,737	50,465
Depreciation expense	18,004	21,778
	94,741	72,243

GROSS PROFIT	52,905	153,591

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Employee compensation expenses	128,460	137,223
General and administrative expenses	384,095	232,358
Depreciation expense	1,711	1,499
	514,266	371,080

LOSS FROM OPERATIONS	(461,361)	(217,489)

OTHER INCOME (EXPENSES)
Loss on sale of equipment to related party	-	(42,987)
Interest expense	(234,150)	-
Other income	1,000	-
TOTAL OTHER EXPENSES	(233,150)	(42,987)

NET LOSS BEFORE INCOME TAXES	$(694,511)	$(260,476)
Income taxes	-	-

NET LOSS	$(694,511)	$(260,476)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	17,086,228	15,430,256

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(694,511)	$(260,476)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Depreciation	19,715	23,277
Common stock issued for services	224,299	-
Employee stock plan	11,733	-
Common stock issued for debt issuance cost	208,400	-
Amortization of debt discount	20,950	-
Loss on sale of equipment to related party	-	42,987
(Increase) decrease in:
Accounts receivable	2,190	(9,800)
Inventories	3,019	(84,982)
Prepaid expenses and other current assets	48,770	(16,830)
Increase (decrease) in:
Accounts payable	(11,626)	54,922
Accrued expenses	(183,989)	(11,760)
Payable to related parties	41,763	-
Net cash used by operating activities	(309,287)	(262,662)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,045)	(10,623)
Net cash used by investing activities	(4,045)	(10,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note payable	85,000	-
Proceeds from issuance of note payable to related party	300,000	-
Proceeds from reverse acquisition	-	180,854
Net cash provided by financing activities	385,000	180,854

Net change in cash and cash equivalents	71,668	(92,431)

Cash and cash equivalents, beginning of the period	43,878	221,174

Cash and cash equivalents, end of the period	$115,546	$128,743

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for deferred offering cost	$240,900	$-
Changes in operating assets and liabilities due to reverse acquisition:
Prepaid expenses	$-	$(3,434)
Property and equipment	$-	$(95,860)
Accumulated depreciation	$-	$44,332
Deposits	$-	$(841)
Accounts payable	$-	$6,973
Additional paid-in capital	$-	$48,830

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

NOTE 1 – THE COMPANY

Acacia Diversified Holdings, Inc. (“Acacia” or the “Company”) has two wholly-owned subsidiaries, MariJ Pharmaceuticals, Inc. and Canna-Cures Research & Development Center, Inc.

The Company’s primary source revenue is from the extraction of medicinal cannabis oil, from a non-psychoactive cannabis plant. All extraction services are currently limited to the State of Colorado, as the Company is attempting to attain various licenses for business in the State of Florida.

NOTE 2 – GOING CONCERN

The Company has not generated profit to date. The Company expects to continue to incur operating losses as it proceeds with its extraction and research and development activities and continues to navigate it through the regulatory process. The Company expects general and administrative costs to increase, as the Company adds personnel and other administrative expenses associated with its current efforts. As such, and without substantially increasing revenue or finding new sources of capital, the Company will find it difficult to continue to meet its obligations as they come due.  The Company is still locating new clients for its services and products, and the business is generally seasonal with the second and third quarters of the calendar year being the slowest as a result of it being the “off season” for outside grow of Cannabis hemp plants.  The Company is currently involved in a capital raise but there can be no assurance that the Company will be successful in its efforts to raise capital, or if it were successful in raising capital, that it would be successful in meeting its business plans.  While the services performed by the Company’s MariJ Pharma subsidiary and sales of current inventory supplies, if sold on a seasonally-adjusted basis, are anticipated to be sufficient to meet the Company’s liquidity needs, these factors raise some doubt as to the ability of the Company to continue as a going concern.  Management’s plans include increasing production at the Company’s new MariJ Pharma subsidiary during 2017, selling its inventories of products, attempting to start new businesses or find additional operational businesses to buy, and attempting to raise funds from the public through an equity offering of the Company’s common stock. Management intends to make every effort to identify and develop all these sources of funds, but there can be no assurance that Management’s plans will be successful.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses for all periods presented and has a substantial accumulated deficit. As of March 31, 2017, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, which consist solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The consolidated financial statements and notes thereto are presented as prescribed by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2016 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on March 28, 2017. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended March 31, 2017 and 2016, (b) the financial position at March 31, 2017 and (c) cash flows for the three-month periods ended March 31, 2017 and 2016.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Acacia Diversified Holdings, Inc. and its two wholly-owned subsidiaries, MariJ Pharmaceuticals, Inc, and Canna-Cures Research & Development Center, Inc.  All significant intercompany accounts and transactions are eliminated in consolidation.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)
(continued)

RECLASSIFICATIONS

Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the 2017 presentation. These reclassifications did not have any effect on total current assets, total assets, total current liabilities, total liabilities, total stockholders’ equity, net loss or loss per share.

DEBT ISSUANCE COSTS

During the three months ended March 31, 2017, the Company incurred direct costs associated with the issuance of a convertible note, as described in Note 8. The Company follows Accounting Standard Update 2015-03 – Simplifying the Presentation of Debt Issuance Costs, which requires these costs to be presented in the balance sheet as a direct reduction from the carrying value of the associated debt liability. These costs should be amortized into interest expense over the contractual term of the note or a shorter amortization period when deemed appropriate. The Company amortizes debt issuance costs for its convertible note immediately upon issuance since the note is convertible on demand. There were no debt issuance costs incurred during 2016.

OFFERING COSTS

During the three months ended March 31, 2017, the Company issued shares of its common stock to pay for direct incremental costs associated with the expected future sale of its equity securities, as described in Note 9. These shares are valued at their fair value on commitment date and are recorded as deferred offering costs on the Company’s consolidated balance sheets. These costs will offset any proceeds to be received in the future from the sale of common stock.

STOCK BASED COMPENSATION

The Company accounts for stock-based compensation under Accounting Standards Codification 718 - Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date and recognized over the period during which an employee is required to provide services (requisite service period). An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense during the three months ended March 31, 2017 and 2016.

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

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)
(continued)

During the three months ended March 31, 2017, the board of directors approved issuances of Company’s restricted common stock for services performed by these individuals:

1)	10,000 shares to each director for services rendered for fiscal year 2016 and 10,000 shares for services to be rendered for fiscal year 2017, total 60,000 shares, valued at $99,000;
2)	17,646 shares to a consultant for investors relations services, valued at $30,000;
3)	50,000 shares to the Company’s SEC legal counsel for services performed, valued at $82,500; and
4)	10,000 shares to an employee for services performed, valued at $12,800

The Company valued these shares at fair value on commitment dates and recorded stock based compensation expense over the respective requisite service periods. Share-based compensation expense for the three months ended March 31, 2017 and 2016 was $224,300 and $0, respectively.

NOTE 4 – RELATED PARTY TRANSACTION

On May 1, 2016, the Company entered into an employment agreement with its CEO. The term of the employment is through December 31, 2019. The agreement provides for a monthly reimbursement of $1,000 for the rental of a second office owned by the CEO and a monthly automobile allowance of $1,000. During the three months ended March 31, 2017, expenses related to the office rental and automobile allowance totaled $6,000 of which $10,000 remained owed to the CEO at March 31, 2017.

On January 17, 2017, the former CEO of the Company resigned as an employee and director of the Company and terminated his employment agreement, effective December 31, 2016, in exchange of a settlement compensation of $250,000. This amount was included in accrued expenses on the Company’s consolidated balance sheet as of December 31, 2016 and it was paid in January 2017. To fund the settlement compensation and additional operating expenses, the board of directors approved entering into a note agreement in the amount of $300,000 with the Company’s current CEO. The note bears interest at a rate of 8% per annum and specifies no due date. The Company accrued interest of $4,800 at March 31, 2017. Concurrently, the board of directors also approved issuance of 100,000 shares of the Company’s common stock as additional interest. These shares are debt issuance costs, valued at $182,000. The costs were expensed at the commitment date of the note as interest expense, because the note is a short term capital advance, with no stated term, to be repaid upon the company’s expected future sale of equity securities.

During the three months ended March 31, 2017, the Company received a working capital advance of $35,763 from a related entity. This amount has been included in payable to related parties on the consolidated balance sheet at March 31, 2017.

During the three months ended March 31, 2017, the Company’s board of directors approved issuance of 50,000 shares of the Company’s common stock to a director for his service as a broker for the financing transaction and the equity purchase agreement described in NOTES 6 and 7. The Company determined that 16,000 shares of the total number of shares represent non-cash debt issuance costs directly related to the convertible notes financing and the remaining 34,000 shares represent non-cash offering costs directly related to the equity purchase agreement with this investor. These shares are valued at $82,500.

NOTE 5 – INVENTORIES

The Company’s inventories consisted of the followings at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Raw materials	$50,736	$52,363
Finished goods	9,330	10,722
	$60,066	$63,085

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)
(continued)

NOTE 6 – CONVERTIBLE NOTE PAYABLE

During the three months ended March 31, 2017, the Company entered into a financing agreement with an investor whereby the Company will issue unsecured convertible note agreements to the investor in the aggregate principal amount of $400,000 at 10% discount. The financing will be funded in tranches, each with the issuance of a separate convertible note agreement by the Company.

On March 31, 2017, the Company issued the first convertible note agreement (“first note”) in the principal amount of $100,000 at 10% discount. The first note matures on March 31, 2019 and is convertible into the Company’s common stock at a conversion price of $1.60 per share if no event of default has occurred and is converted prior to 180 days after the issuance date. If an event of default has occurred or the date of conversion is 180 days after the issuance date, the conversion price will be the lesser of $1.60 per share, or 70% of the second lowest closing bid price of the Company’s common stock for the 20 trading days immediately preceding the date of the conversion. In connection with the issuance of the first note, the Company paid $2,500 of commitment fee to the investor and $2,500 legal fees. Therefore, the Company received net proceeds of $85,000 at closing.

The Company’s board of directors approved issuance of 50,000 shares of the Company’s common stock to a director for his service as a broker for the transaction. The Company determined that 16,000 shares of the total number of shares represent non-cash debt issuance costs directly related to the convertible notes financing and the remaining 34,000 shares represent non-cash offering costs directly related the sale of the Company’s common stock to this investor (see NOTE 7). As a result, the debt discount of $10,000, commitment fee of $2,500, legal fee of $2,500, commission to a third party consultant of $5,950 and the non-cash debt issuance costs of $26,400, totaling $47,350, are recorded as a direct reduction from the carrying value of the principal amount in the consolidated balance sheet. These costs are amortized as interest expense immediately upon issuance because the first note is immediately convertible by the note holder. As such the carrying value of the first note at March 31, 2017 was $100,000.

NOTE 7 – SHAREHOLDERS’ EQUITY

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

During the three months ended March 31, 2017, the Company issued 347,646 shares of its restricted common stock as follows:

1)	10,000 shares to each director for services rendered for fiscal year 2016 and 10,000 shares for services to be rendered for fiscal year 2017, total 60,000 shares, valued at $99,000;
2)	17,646 shares to a consultant for investors relations services, valued at $30,000;
3)	50,000 shares to the Company’s SEC legal counsel for services performed, valued at $82,500;
4)	10,000 shares to an employee for services performed, valued at $12,800;
5)	110,000 shares to an investor and its affiliate as offering costs, valued at $184,800; and
6)	50,000 shares to a director as broker commission for the convertible note and equity purchase agreement transactions.
7)	100,000 shares issued as debt issuance cost to CEO for related party advances, valued at $182,000.

Warrants and Options

At March 31, 2017, 75,000 options were outstanding and no warrants were outstanding. The Company did not issue any common stock purchase warrants or options during the three months ended March 31, 2017 and 2016.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)
(continued)

Equity Purchase Agreement

During the three months ended March 31, 2017, the Company entered into an equity purchase agreement (“agreement”) with an investor whereby the investor will purchase up to $5,000,000 of the Company’s common stock over a period of 24 months from the effective date of the Company’s proposed Registration Statement. The investor will purchase the Company’s common stock at a 10% discount. The Company was required to issue to the investor, and its affiliate, 110,000 shares of its common stock as commitment fee. These shares are valued at $184,800 at the commitment date and are recorded as deferred offering costs on the Company’s consolidated balance sheets. These costs will offset any proceeds to be received in the future from the expected sale of common stock.

The Company’s board of directors approved issuance of 50,000 shares of the Company’s common stock to a director for his service as a broker of the transaction. The Company determined that 34,000 shares of the total number of shares approved for issuance represent non-cash offering costs directly related the sale of the Company’s common stock to this investor. These shares are valued at $56,100 on commitment date are recorded as deferred offering costs on the Company’s consolidated balance sheets. These costs will offset any proceeds to be received in the future from the expected sale of common stock.

Restricted Stock Awards to Key Employees

During the three months ended March 31, 2017, the board of directors approved issuance of 100,000 shares of the Company’s restricted common stock to each of its three key employees. As of the date of the issuance of the financial statements, only one key employee accepted the award. The award for this employee is effective retroactively on January 1, 2017 and is subject to a four-year vesting requirement. The shares are issued as the vesting restriction lapses. The Company valued these shares at fair value on commitment date which is the date on which the employee accepted the award and recorded stock based compensation expense over the requisite service period which is four years. Expense for this award for the three months ended March 31, 2017 was $11,733.

NOTE 8 – SUBSEQUENT EVENTS

In April 2017, the Company entered into a service agreement with a consultant for website maintenance services. The length of the agreement is for three years and the Company will issue 15,000 shares of its common stock to the consultant for these services. These shares will be valued at their fair value at commitment date and will be recorded as an expense over the term of the agreement.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

Except as noted in our Form 10-K, the Company’s management does not believe that recent codified pronouncements by the Financial Accounting Standards Board (“FASB”) (including its EITF), the AICPA or the Securities and Exchange Commission will have a material impact on the Company’s current or future consolidated financial statements.

Item 1B. Unresolved Staff Comments

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should”, “could”, “predicts”, “potential”, “proposed”, or “continue” or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of operations, impact of competition and other risks detailed below as well as those discussed elsewhere in this Form 10-Q and from time to time in the Company’s Securities and Exchange Commission filings and reports.  In addition, general economic and market conditions and growth rates could affect such statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

General

The Company sold its Citrus Extracts, Inc. and Acacia Transport Services, Inc. operations on June 29, 2015.   Immediately following the disposal of its citrus manufacturing related subsidiaries at the end of June 2015, the Company began reviewing opportunities for new acquisitions, including its review of MariJ Agricultural, Inc. and related entities in the Clearwater, Florida area.  Following discussions that began in earnest in September 2015, and an agreement on the terms of acquisition, the Company entered into a Letter of Intent in November 2015 to acquire the assets and businesses of the MariJ Group of companies that included MariJ Agricultural, JR Cannabis Industries, LLC and Canna-Cures Research & Development Center, LLC.  An amended Letter of Intent was drafted on December 8, 2015 and the acquisition was consummated on January 15, 2016 with an effective date of January 4, 2016.

On January 19, 2016 the Company filed a Current Report on Form 8-K describing the events relating to the acquisition transactions.   The Company subsequently filed expanded and updated information relating to that acquisition on its Amended Current Report on Form 8-K/A on April 25, 2016.

Following those acquisitions, the Company formed two new subsidiaries to conduct its new medical cannabis business activities, being MariJ Pharmaceuticals, Inc. (“MariJ Pharma”) and Canna-Cures Research & Development Center, Inc. (“Canna-Cures”). The Company’s operations became those of the MariJ Group. The merger of the MariJ Group into the then non-operating public company was considered to be a capital transaction. The transaction was equivalent to the issuance of stock by the MariJ Group for the net assets of the Company, accompanied by a recapitalization.  The historical consolidated financial statements of the MariJ Group become the consolidated financial statements of the public company subsequent to the merger.  The audited consolidated financial statements of the MariJ Group were included in the Current Report on Form 8-K/A filed April 25, 2016 by Acacia.  The weighted average number of outstanding shares has been adjusted for the reverse merger transaction.

These unaudited interim consolidated financial statements should be read in conjunction with the annual financial statements for the Company most recently completed fiscal year ended December 31, 2016. These unaudited interim consolidated financial statements do not include all disclosures required in annual financial statements, but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited interim consolidated financial statements have been prepared using the same accounting policies and methods as those used by the Company in the annual audited financial statements for the year ended December 31, 2016.

Discussion on the Company’s Operations and Recent Event

The impetus of MariJ Pharma, among many other initiatives, is the mobile CO2, supercritical extraction unit which was USDA certified Organic on September 28th, 2016, by OneCert, under the US National Organic Program; 7 CFR PART 205. MariJ Pharma extracts and process a very high quality, high-cannabinoid profile content medical grade cannabis oils from medicinal cannabis plants.  As such, MariJ Pharma is now authorized to process directly for certified organic farms, and is able to produce certified organic cannabis oils.

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

In addition, MariJ Pharma has the technical expertise and capability to process and formulate the oils and to employ them in its compounding operations.  MariJ Pharma will seek to become engaged as owner or co-owner of a grow facility in Florida or other location(s) such as to produce its own plants for processing. MariJ Pharma has also been preparing for its newly-developed, proprietary GeoTraking Technology that is fully compliant with the Health Insurance Portability and Accountability standard (“HIPAA”) utilizing its “plant to patient” solution. This GeoTraking Technology is designed to provide a full-channel patient care tracking system that is fully compliant under today’s strict HIPAA regulations that require privacy and security of the patient’s information. Beginning with RFID labeling and tracking of every single seed employed in the grow program and continuing through the sale of prescription products in a sophisticated retail Point of Sale delivery system, the GeoTraking Technology will be one of the most advanced system available.

The Company’s primary source of revenue is from the extraction of medicinal cannabis oil, from a non-psychoactive cannabis plant. All extraction services are currently limited to the State of Colorado, as the Company is attempting to attain various licenses for business in the State of Florida.

It is anticipated that MariJ Pharma could generate revenues from the following activities:

1)
Cannabis oil extraction and processing - MariJ Pharma has a unique mobile cannabis oil processing and extraction unit designed into a heavy-duty vehicle.  The unit has already begun performing extractions and processing of medical hemp oils at various sites in Colorado, and MariJ Pharma is currently developing additional contracts for services.

2)	Wholesale sale of raw and processed medical cannabis oils.
3)
Laboratory testing and certification services – As the demand for these services grows in the medical cannabis industry, MariJ Pharma is uniquely positioned to fulfill the growing demand for these services by utilizing its existing mobile laboratory and testing unit built on a heavy-duty truck chassis.

4)	Licensing and support of the Company’s GeoTraking Technology systems.
5)	Processing and compounding services for medical grade cannabis oils.

The Company is preparing to seek additional investments and financing to pay the costs of constructing its second mobile oil extraction and processing unit, to finance final construction of its mobile laboratory and testing unit for the same industry, and to complete the roll-out of its GeoTraking Technology system. However, there can be no assurance that the Company will be successful in its plans to generate the required capital.

In 2016, Canna-Cures began engaging in product development activities as well as retail and wholesale distribution of medicinal Hemp products in Colorado.  Canna-Cures will seek to align itself with institutions of higher learning in working to develop new products and to identify and develop additional uses for its medical cannabis products. It is anticipated that Canna-Cures could generate revenues from the following activities:

1)
Canna-Cures will seek to enter into product development projects with institutions of higher learning in efforts to develop new and better strains of medical cannabis related products for dispensing as medications, nutraceuticals, cosmeceuticals, and probably dietary supplements.  Canna-Cures anticipates participating in state and federal grants in conjunction with one or more universities as a means to defray part of its costs in these efforts.

2)
Private label packaging services - the Company has obtained a majority of the equipment required to engage in the business of packaging and labeling of medical cannabis oils, oil-infused products, and related items.

3)
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

4)	Retail and wholesale sales of cosmeceutical and nutraceutical products and dietary supplements containing its high-quality cannabis oil extracts, subject to compliance with FDA and other regulations.

The Company will require additional capital to execute these plans and there can be no assurance that the Company will be successful in its plans to generate that capital.

In addition to our current operations in the State of Colorado, the Company has been invited to be part of the hemp pilot program in Tennessee. This program provides the Company the license to manufacture USDA organic hemp oil in Tennessee and represents the first step in moving its operations to the east coast of the United States. The Company plans on participating in this pilot program through a new, wholly-owned subsidiary.

Operating results for the three months ended March 31, 2017 and 2016:

For the three months ended March 31, 2017, the Company generated revenues of approximately $148,000 from operations, compared to approximately $226,000 in the three months ended March 31, 2016, a decrease of approximately $78,000, or 35%. As competition in the cannabis industry increases, the market for our services is driving prices down. In 2017, the Company earned approximately 44% less for its extraction services compared to 2016. However, the Company anticipates stable prices for current year.

For the three months ended March 31, 2017, costs of goods sold was approximately $95,000, compared to approximately $72,000 for the three months March 31, 2016, an increase of approximately $23,000, or 32%. The increase in our costs is primarily related to the recognition of non-cash stock based compensation expense and employee stock plan expense of approximately $25,000 from a restricted stock award granted to our extraction technician during the current period.

As a result of the changes in revenues and costs of goods sold discussed above, the Company’s gross profit decreased from approximately $154,000, or 68% of revenues, for the three months ended March 31, 2016 to approximately $53,000, or 36% of revenues for the three months ended March 31, 2017.

For the three months ended March 31, 2017, selling, general and administrative expenses were approximately $514,000, compared to approximately $371,000 during the three months ended March 31, 2016, an increase of approximately $143,000, or 39%. The increase in these expenses are attributable to a decrease in employee compensation expense of approximately $8,000 as a result of lower salaries for current executives in the current period compared to higher compensation for prior management in the prior period, investor relations expense of $15,000 for current period funding activities, general and administrative expenses of approximately $16,000 for the Canna-Cures subsidiary that did not have any operations in the prior period, stock based compensation expenses primarily to the Company’s directors and legal counsel of approximately $182,000 in the current period and a decrease in fees to our auditors of approximately $42,000.

During the three months ended March 31, 2017, the Company incurred interest expense of approximately $234,000 compared to no interest expense for the three months ended March 31, 2016. During the current period, the Company issued a note payable to its CEO in the amount of $300,000 at 8% interest per annum which resulted in accrued interest in the amount of $4,800 in the current period. In addition, the Company also issued 100,000 shares of its common stock to its CEO as additional considerations for the note. These shares are deemed to be additional debt issuance cost and are valued at $182,000. Further, the Company issued a convertible note to an investor at a discount and also incurred cash and non-cash debt issuance costs amounted to $47,350. These costs have been fully amortized into interest expense in the current period.

As a result of the changes in revenues, costs and expenses, the Company incurred a net loss of approximately $695,000 for the three months ended March 31, 2017, compared to a net loss of approximately $260,000 for the three months ended March 31, 2016.

The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans and the future outcome of its application to obtain operating licenses beyond the state of Florida. As the cannabis industry grows, additional expenses are anticipated to be incurred in complying with various state and federal regulatory requirements. The Company’s ability to continue to fund operating expenses will depend on its ability to raise additional capital. There can be no assurance that the Company will be successful in doing so.

Liquidity and Capital Resources

The Company’s cash position at March 31, 2017 increased by approximately $72,000 to approximately $116,000, as compared to a balance of approximately $44,000, as of December 31, 2016. The net increase in cash for the three months ended March 31, 2017 was attributable to net cash used in operating activities of approximately $309,000, net cash used in investing activities of approximately $4,000, offset in part by net cash provided by financing activities of $385,000.

As of March 31, 2017, the Company had negative working capital of approximately $426,000 compared to negative working capital of approximately $191,000, at December 31, 2016, a decrease of approximately $235,000, attributable primarily to paying accrued expenses and issuing a note to its CEO for working capital advance.

Net cash used in operating activities of approximately $309,000 during the three months ended March 31, 2017, was higher compared to the prior period of approximately $263,000, primarily due to higher net loss, offset by (i) non-cash items such as common stock issued for services and interest and amortization of debt discount and (ii) changes in operating assets and liabilities, including a settlement payment to our former CEO of $250,000.

Net cash used in investing activities did not significantly contribute to the change in cash positions for both periods.

Net cash provided by financing activities of $385,000 during the three months ended March 31, 2017 increased by approximately $204,000 compared to approximately $181,000 during the three months ended March 31, 2016. The increase in net cash provided from financing activities was attributable to a reduction in net proceeds from the reverse acquisition of approximately $181,000, coupled with an increase of $385,000 in proceeds from the issuances of a note to our CEO and a convertible note to an investor in the current period.

As reported in the accompanying consolidated financial statements, for the three months ended March 31, 2017 and 2016, the Company incurred net losses of approximately $695,000 and $260,000, respectively. The Company did not produce significant revenues in the periods presented and has sustained operating losses since inception. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital, obtain licenses to commence operations in states outside of Colorado and achieve a level of profitability. Until recently where the Company obtained working capital from convertible notes financing and equity purchase agreement with an outside investor, the Company has financed its activities principally from working capital advances from its CEO since inception. It intends to finance its future operating activities and its working capital needs largely from proceeds from the convertible notes agreement, the sale of equity securities, combined with additional funding from its CEO. The sale of equity and convertible notes financing agreements may result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises additional funds through the issuance of convertible notes or other debt financing, these activities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangements could require the Company to relinquish valuable rights. The Company will require additional capital beyond its currently anticipated needs. Additional capital, if available, may not be available on reasonable terms or at all.

The Company has not generated significant revenue to date, and will not generate significant revenue in the foreseeable future. The Company expects to continue to incur operating losses as it proceeds with its pursuit of operating licenses in various states. The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans and the future outcome of its application to obtain operating licenses beyond the state of Colorado. As the cannabis industry grows, additional expenses are anticipated to be incurred in complying with various regulatory requirements. The Company’s ability to continue to fund operating expenses will depend on its ability to raise additional capital. There can be no assurance that the Company will be successful in doing so.

Financial Condition.

The Company’s total assets at March 31, 2017 and December 31, 2016 were approximately $928,000 and $685,000, respectively, an increase of approximately $243,000. Total liabilities at March 31, 2017 and December 31, 2016 were approximately $647,000 and $395,000, respectively, an increase of approximately $252,000. The significant change in the Company’s financial condition is attributable to (i) the convertible note financing and the agreement for the expected future sale of its common stock with an investor and (ii) note payable to related party. As a result of these transactions, the Company’s cash position increased from approximately $44,000 to $116,000, from December 31, 2016 to March 31, 2017 and incurred deferred offering costs of approximately $241,000. In addition, the Company incurred $100,000 in convertible note payable and approximately $342,000 in related parties debt during the three months ended March 31, 2017.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were not effective. The controls were determined to be ineffective due to the lack of segregation of duties. During the quarter ended March 31, 2017, the Company hired a part-time financial controller to assist with technical accounting issues and the preparation of the filings. However, until the Company begins generating sufficient revenues, it is unable to remediate the weakness. Despite the existence of material weaknesses, management believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the quarter ended March 31, 2017, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2017, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors

The Company is a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2017, the Company issued 347,646 shares of its restricted common stock as follows:

1)  10,000 shares to each director for services rendered for fiscal year 2016 and 10,000 shares for services to be rendered for fiscal year 2017, total 60,000 shares, valued at $99,000;

2)  17,646 shares to a consultant for investors relations services, valued at $30,000;

3)  50,000 shares to the Company’s SEC legal counsel for services performed, valued at $82,500;

4)  10,000 shares to an employee for services performed, valued at $12,800;

5)  110,000 shares to an investor and its affiliate as offering costs, valued at $184,800; and

6)  50,000 shares to a director as broker commission for the convertible note and equity purchase agreement transactions.

7)  100,000 shares issued as debt issuance cost to CEO for related party advances, valued at $182,000.

The shares of our common stock were issued pursuant to an exemption from registration in Section 4(a)(2) of the Securities Act of 1933.  These shares of our common stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering.  The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered.  We did not undertake an offering in which we sold a high number of shares to a high number of investors.  In addition, these shareholders had necessary investment intent as required by Section 4(a)(2) since they agreed to receive share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Act.  This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.”  All shareholders are “sophisticated investors” and are business acquaintances of our officers and directors.  Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under section 4(a)(2) of the Securities Act of 1933 for this transaction.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibits required by Item 601, Regulation S-K;

Exhibit Number and Description			Location Reference

(3.0)	Articles of Incorporation
	(3.1)	Restated Articles of Incorporation, as amended filed with Registration Statement	See Exhibit Key
	(3.2)	Amended and Restated Articles of Incorporation	See Exhibit Key
	(3.3)	Bylaws filed with Registration Statement	See Exhibit Key
	(3.4)	Amended and Restated Bylaws	See Exhibit Key
(9.0)	Voting Proxy Agreement between Rick Pertile and Steven L. Sample		See Exhibit Key
(12.0)	Statement re: computation of earnings per share		Note 4 to Financial Stmts.
(14.0)	Code of Ethics		None
(21.0)	List of Subsidiaries		See Exhibit Key
(31.1)	Certificate of Chief Executive Officer And Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
(32.1)	Certification of Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Key
3.1 Incorporated by reference herein from the Company’s Registration Statement No. 33-97308-D filed on July 2, 1998.
3.2 Incorporated by reference herein from the Company’s Form 8-K filed on August 27, 2012.
3.3 Incorporated by reference herein from the Company’s Registration Statement No. 33-97308-D filed on July 2, 1998.
3.4 Incorporated by reference herein from the Company’s Form 8-K filed on August 27, 2012.
9.0 Incorporated by reference herein from the Company’s Form 10-K filed on March 28, 2017.
21.0 Incorporated by reference herein from the Company’s Form 10-K filed on March 28, 2017.

SIGNATURES

Pursuant to the requirements of the Securities exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned.

Acacia Diversified Holdings, Inc.

Date: May 10, 2017	By:	/s/ Richard K. Pertile
Richard K. Pertile
Chief Executive Officer, Principal Executive Officer
Chief Financial Officer and Principal Financial Officer