Form 10-Q
period 2017-06-30
Acacia Diversified Holdings, Inc.
filed 2017-08-07
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 4, 2017 is 17,434,462 common shares.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$135,170	$43,878
Accounts receivable	97,571	35,630
Inventories	58,021	63,085
Prepaid expenses and other current assets	6,035	60,502
Total Current Assets	296,797	203,095

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $147,496 and $108,886 in 2017 and 2016, respectively	484,627	480,847

OTHER ASSETS:
Deferred offering cost	240,900	-
Deposits	841	841
Total Other Assets	241,741	841

TOTAL ASSETS	$1,023,165	$684,783

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$56,222	$69,938
Accrued expenses	227,321	320,592
Notes payable to related party	405,000	-
Payable to related parties	212,398	4,000
Total Current Liabilities	900,941	394,530

Total Liabilities	900,941	394,530

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 150,000,000 shares authorized; 17,524,462 and 16,931,816 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	17,524	16,932
Additional paid-in capital	4,429,236	3,393,539
Accumulated deficit	(4,324,536)	(3,120,218)
Total Stockholders’ Equity	122,224	290,253

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,023,165	$684,783

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

REVENUE	$132,715	$-	$280,361	$225,366

COSTS OF GOODS SOLD
Costs of goods sold	51,901	28,260	128,638	78,257
Depreciation expense	18,098	13,029	36,102	34,807
	69,999	41,289	164,740	113,064

GROSS PROFIT (LOSS)	62,716	(41,289)	115,621	112,302

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Employee compensation expenses	295,501	138,784	423,961	276,007
General and administrative expenses	102,242	123,669	486,336	356,027
Depreciation expense	1,548	1,126	3,259	2,624
	399,291	263,579	913,556	634,658

LOSS FROM OPERATIONS	(336,575)	(304,868)	(797,935)	(522,356)

OTHER INCOME (EXPENSES)
Loss on sale of equipment to related party	(4,249)	-	(4,249)	(42,987)
Interest expense	(168,984)	(38)	(403,134)	(38)
Other income	-	-	1,000	-
TOTAL OTHER EXPENSES	(173,233)	(38)	(406,383)	(43,025)

NET LOSS BEFORE INCOME TAXES	$(509,808)	$(304,906)	$(1,204,318)	$(565,381)
Income taxes	-	-	-	-

NET LOSS	$(509,808)	$(304,906)	$(1,204,318)	$(565,381)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.03)	$(0.02)	$(0.07)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	17,430,712	15,430,256	17,245,471	15,430,256

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED)

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,204,318)	$(565,381)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Depreciation	39,361	37,431
Common stock issued for services	337,469	-
Employee stock plan	50,327	-
Common stock issued for interest	366,400	-
Amortization of debt discount	20,950	-
Loss on sale of equipment to related party	4,249	42,987
(Increase) decrease in:
Accounts receivable	(61,941)	147,700
Inventories	5,064	(84,982)
Prepaid expenses and other current assets	54,466	(5,220)
Increase (decrease) in:
Accounts payable	(19,666)	79,772
Accrued expenses	(93,271)	-
Payable to related parties	78,348	-
Net cash used by operating activities	(422,562)	(347,693)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(6,196)	(10,623)
Net cash used by investing activities	(6,196)	(10,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from payable to related party	130,050	79,000
Proceeds from issuance of convertible note payable, net	85,000	-
Repayment on convertible note payable	(100,000)	-
Proceeds from issuance of note payable to related party	405,000	-
Proceeds from reverse acquisition	-	180,854
Net cash provided by financing activities	520,050	259,854

Net change in cash and cash equivalents	91,292	(98,462)

Cash and cash equivalents, beginning of the period	43,878	221,174

Cash and cash equivalents, end of the period	$135,170	$122,712

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,000	$38
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for acquisition of property	$41,194	$-
Common stock issued for deferred offering cost	$240,900	$-
Changes in operating assets and liabilities due to reverse acquisition:
Prepaid expenses	$-	$(3,434)
Property and equipment	$-	$(95,860)
Accumulated depreciation	$-	$44,332
Deposits	$-	$(841)
Accounts payable	$-	$6,973
Additional paid-in capital	$-	$48,830

The accompanying notes are an integral part of these consolidated financial statements

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(UNAUDITED)

NOTE 1 – THE COMPANY

Acacia Diversified Holdings, Inc. (“Acacia” or the “Company”) has two wholly-owned subsidiaries, MariJ Pharmaceuticals, Inc. (“MariJ Pharma”) and Canna-Cures Research & Development Center, Inc. (“Canna-Cures”)

During the quarter ended June 30, 2017, the Company formed a new wholly-owned subsidiary, Eufloria Medical of Tennessee, Inc (“EMT”), a company incorporated in the state of Tennessee. The Company formed this new subsidiary to acquire a parcel of land and a license from one of its directors.  See details in Note 4 - Related Party Transactions.

The Company’s primary source revenue is from the extraction of medicinal cannabis oil, from a non-psychoactive cannabis plant. All extraction services are currently limited to the State of Colorado, as the Company is attempting to obtain various licenses for business in the State of Florida.

NOTE 2 – GOING CONCERN

The Company has not generated profit to date. The Company expects to continue to incur operating losses as it proceeds with its extraction and research and development activities and continues to navigate through the regulatory process. The Company expects general and administrative costs to increase, as the Company adds personnel and other administrative expenses associated with its current efforts. As such, and without substantially increasing revenue or finding new sources of capital, the Company will find it difficult to continue to meet its obligations as they come due.  The Company continues to seek working capital but there can be no assurance that the Company will be successful in its efforts to raise capital, or if it were successful in raising capital, that it would be successful in meeting its business plans.  While the services performed by the Company’s MariJ Pharma subsidiary are anticipated to be sufficient to partly meet the Company’s liquidity needs, these factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans include increasing production at the Company’s new MariJ Pharma subsidiary during 2017, attempting to start new businesses outside of Colorado, finding additional operational businesses to buy, and attempting to raise funds from the public through an equity offering of the Company’s common stock. Management intends to make every effort to identify and develop all these sources of funds, but there can be no assurance that Management’s plans will be successful.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses for all periods presented and has a substantial accumulated deficit. As of June 30, 2017, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, which consist solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The consolidated financial statements and notes thereto are presented as prescribed by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2016 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on March 28, 2017. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six-month periods ended June 30, 2017 and 2016, (b) the financial position at June 30, 2017 and (c) cash flows for the three and six-month periods ended June 30, 2017 and 2016.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(UNAUDITED)
(continued)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Acacia Diversified Holdings, Inc. and its wholly-owned subsidiaries, MariJ Pharmaceuticals, Inc, Canna-Cures Research & Development Center, Inc., and Eufloria Medical of Tennessee, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The actual results may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

RECLASSIFICATIONS

Certain prior year amounts shown in the accompanying consolidated financial statements have been reclassified to conform to the 2017 presentation. These reclassifications did not have any effect on total current assets, total assets, total current liabilities, total liabilities, total stockholders’ equity, net loss or loss per share.

DEBT ISSUANCE COSTS

In March 2017, the Company incurred direct costs associated with the issuance of a convertible note, as described in Note 6. The Company follows Accounting Standard Update 2015-03 – Simplifying the Presentation of Debt Issuance Costs, which requires these costs to be presented in the balance sheet as a direct reduction from the carrying value of the associated debt liability. These costs should be amortized into interest expense over the contractual term of the note or a shorter amortization period when deemed appropriate. The Company amortizes debt issuance costs for its convertible note immediately upon issuance since the note is convertible on demand. There were no debt issuance costs incurred during 2016.

OFFERING COSTS

In March 2017, the Company issued shares of its common stock to pay for direct incremental costs associated with the expected future sale of its equity securities, as described in Note 7. These shares are valued at their fair value on commitment date and are recorded as deferred offering costs on the Company’s consolidated balance sheets. These costs will offset any proceeds to be received in the future from the sale of common stock.

STOCK BASED COMPENSATION

The Company accounts for stock-based compensation under Accounting Standards Codification 718 - Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date and recognized over the period during which an employee is required to provide services (requisite service period). An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense during the three and six months ended June 30, 2017 and 2016.

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

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(UNAUDITED)
(continued)

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

During the six months ended June 30, 2017, the board of directors approved issuances of Company’s restricted common stock to consultants and non-employee directors for past and future services:

1.	10,000 shares to each director for services rendered for fiscal year 2016 and 10,000 shares for services to be rendered for fiscal year 2017, total 60,000 shares, valued at $99,000;
2.	17,646 shares to a consultant for investors relations services, valued at $30,000;
3.	50,000 shares to the Company’s SEC legal counsel for services performed, valued at $82,500;
4.	15,000 shares to a consultant for continuing services, valued at $23,400; and
5.	54,254 shares to a director as other considerations and to purchase and prepare assets acquired by the Company’s subsidiary, valued at $86,806.

The Company valued these shares at fair value on commitment dates and recorded stock based compensation expense over the respective requisite service periods. Share-based compensation expense for the three months ended June 30, 2017 and 2016 was $113,169 and $0, respectively. Share-based compensation expense for the six months ended June 30, 2017 and 2016 was $324,669 and $0, respectively.

FAIR VALUE ESTIMATES – The Company measures assets and liabilities it acquires at fair value in accordance with Accounting Standards Codification 820 – Fair Value Measurement (“ASC 820”). The objective of ASC 820 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable.

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
JUNE 30, 2017
(UNAUDITED)
(continued)

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value.

During the three months ended, EMT acquired land and a license from one of the Company’s directors (NOTE 4). The Company determined that the fair value of the land is $26,194 which is a level 2 input.

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes Payable to Related Party

In January 2017, the Company entered into a note agreement in the amount of $300,000 with the Company’s CEO. The note bears interest at a rate of 8% per annum and specifies no due date. The Company accrued interest of $10,784 at June 30, 2017. Interest expense on this note for the three and six months ended was $4,800 and $5,984, respectively. Concurrently, the board of directors also approved issuance of 100,000 shares of the Company’s common stock as additional interest. These shares are debt issuance costs, valued at $182,000. The costs were expensed at the commitment date of the note as interest expense since the note is a short term capital advance with no stated term. It is expected to be repaid upon the company’s future sale of equity securities.

In June 2017, the Company entered into a note agreement in the amount of $105,000 with the Company’s CEO for short term working capital advance. The note bears interest at a rate of 8% per annum and specifies no due date.

The total debt of $405,000 is convertible into shares of the Company’s common stock at $.50/share, for a total of 810,000 shares.

Payable to Related Parties

Payable to related parties consisted of the followings at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Short term loan from related entity (1)	$35,348	$-
Short term loan from related entity (1)	39,000	-
Storage and corporate housing and auto allowances owed to CEO (2)	8,000	4,000
Working capital advances from CEO (3)	130,050	-
	$212,398	$4,000

(1) In March 2017 and June 2017, the Company received a working capital advance of $35,348 and $39,000, respectively, from a related entity. These amounts have been included in payable to related parties on the consolidated balance sheet at June 30, 2017.

(2) On May 1, 2016, the Company entered into an employment agreement with its CEO. The term of the employment is through December 31, 2019. The agreement provides for a monthly storage and corporate housing allowance of $1,000 for a property owned by the CEO and a monthly automobile allowance of $1,000. During the three and six months ended June 30, 2017, expenses related to the housing and automobile allowances totaled $6,000 and $12,000, respectively, of which $8,000 and $4,000 remained owed to the CEO at June 30, 2017 and December 31, 2016, respectively.

(3) In June 2017, the Company’s CEO provided the Company with a short term working capital advance of $130,050. This amount remained outstanding at June 30, 2017.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(UNAUDITED)
(continued)

Other Related Party Transactions

In March 2017, the Company’s board of directors approved issuance of 50,000 shares of the Company’s common stock to a director for his service as a broker for the financing transaction and the equity purchase agreement described in NOTES 6 and 7. The Company determined that 16,000 shares of the total number of shares represent non-cash debt issuance costs directly related to the convertible notes financing and the remaining 34,000 shares represent non-cash offering costs directly related to the equity purchase agreement with this investor. These shares are valued at $82,500.

In May 2017, the Company and EMT entered into an agreement to purchase a parcel in Tennessee and an Industrial Hemp Grower License issued by the Tennessee Department of Agriculture from one of the Company’s directors. The purchase price of the transaction was 80,000 shares of the Company’s restricted common stock. These shares were valued at $1.60 per share, or $128,000, on commitment date. EMT allocated the purchase price among the assets acquired based on their fair values as follow:

Land	$26,194
Land preparation and cleanup	15,000
Industrial Hemp Grower License	-
Other considerations	86,806
Total Purchase Price	$128,000

The Company determined the value of the land based on the purchase price paid by the director in December 2016. There has been no significant changes in the value of the land since that time. The Company estimated land preparation and cleanup costs at $15,000. The director applied for and paid a fee of $264 to obtain the license. The Company was not able to determine the value of the license since the license was granted as part of the hemp pilot program in Tennessee. The Company entered into this agreement with its director, in lieu of the state of Tennessee, as a result of the state’s residency requirement to enter into the cannabis industry in Tennessee. Therefore, this director is also a registered agent and a director of EMT, a Tennessee corporation and the remaining purchase price of $86,806 represented other considerations to this director in his effort in preparing the Company for operations in Tennessee.

NOTE 5 – INVENTORIES

The Company’s inventories consisted of the followings at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Raw materials	$46,880	$52,363
Finished goods	11,141	10,722
	$58,021	$63,085

NOTE 6 – CONVERTIBLE NOTE PAYABLE

In  March 2017, the Company entered into a financing agreement with an investor whereby the Company will issue unsecured convertible note agreements to the investor in the aggregate principal amount of $400,000 at 10% discount. The financing will be funded in tranches, each with the issuance of a separate convertible note agreement by the Company.

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

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(UNAUDITED)
(continued)

The Company’s board of directors approved issuance of 50,000 shares of the Company’s common stock to a director for his service as a broker for the transaction. The Company determined that 16,000 shares of the total number of shares represent non-cash debt issuance costs directly related to the convertible notes financing and the remaining 34,000 shares represent non-cash offering costs directly related to the sale of the Company’s common stock to this investor (see NOTE 7). As a result, the debt discount of $10,000, commitment fee of $2,500, legal fee of $2,500, commission to a third party consultant of $5,950 and the non-cash debt issuance costs of $26,400, totaling $47,350, were recorded as a direct reduction from the carrying value of the principal amount in the consolidated balance sheet at the time of the agreement. These costs were amortized as interest expense immediately upon issuance because the first note was immediately convertible by the note holder. The principle amount of $100,000 was repaid in June 2017 together with interest expense of $5,000.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

During the six months ended June 30, 2017, the Company issued 592,646 shares of its restricted common stock as follows:

1)	10,000 shares to each director for services rendered for fiscal year 2016 and 10,000 shares for services to be rendered for fiscal year 2017, total 60,000 shares, valued at $99,000;
2)	17,646 shares to a consultant for investors relations services, valued at $30,000;
3)	50,000 shares to the Company’s SEC legal counsel for services performed, valued at $82,500;
4)	10,000 shares to an employee for services performed, valued at $12,800;
5)	110,000 shares to an investor and its affiliate as offering costs, valued at $184,800;
6)	50,000 shares to a director as broker commission for the convertible note and equity purchase agreement transactions, valued at $82,500;
7)	100,000 shares issued as debt issuance cost to CEO for related party advances, valued at $182,000;
8)	100,000 shares issued as interest expense to CEO for related party advances, valued at $158,000;
9)	15,000 shares to a consultant for continuing services, valued at $23,400; and
10)	80,000 shares to a director as other considerations and to purchase and prepare assets acquired by the Company’s subsidiary, valued at $128,000.

Warrants and Options

At June 30, 2017, 75,000 options were outstanding and no warrants were outstanding. The Company did not issue any common stock purchase warrants or options during the six months ended June 30, 2017 and 2016.

Equity Purchase Agreement

In March 2017, the Company entered into an equity purchase agreement (“agreement”) with an investor whereby the investor will purchase up to $5,000,000 of the Company’s common stock over a period of 24 months from the effective date of the Company’s Registration Statement. The investor will purchase the Company’s common stock at a 10% discount. Pursuant to the agreement, the Company issued to the investor, and its affiliate, 110,000 shares of its common stock as commitment fee. These shares are valued at $184,800 at the commitment date and are recorded as deferred offering costs on the Company’s consolidated balance sheets. These costs will offset any proceeds to be received in the future from the expected sale of common stock.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(UNAUDITED)
(continued)

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

Restricted Stock Awards to Key Employees

In  March 2017, the board of directors approved issuance of 100,000 shares of the Company’s restricted common stock to each of its three key employees. As of the date of the issuance of the financial statements, only two key employees accepted the award. The award for the employees are subject to a four or five-year vesting requirements, i.e. the requisite service period. The shares are issued as the vesting restriction lapses. The Company valued these shares at fair value on commitment date which is the date on which the employee accepted the award and recorded stock based compensation expense over the requisite service period.  During the six months ended June 30, 2017, the board of directors approved issuance of 10,000 shares of the Company’s common stock to one of the key employees as the vesting requirement was met. These shares were valued at $12,800 on commitment date. Stock based compensation expense for these awards for the three and six months ended June 30, 2017 was $38,594 and $63,127, respectively.

NOTE 8 – SUBSEQUENT EVENTS

In July 2017, the Company closed its retail location in the state of Colorado and retained all its inventory. The Company anticipates relocating its retail operation to Tennessee. The Company does not anticipate incurring significant costs in connection with this closure.

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

Discussion on the Company’s Operations and Recent Event

MariJ Pharmaceuticals, Inc.

MariJ Pharma has a mobile CO2, supercritical extraction unit which was USDA certified Organic on September 28th, 2016, by OneCert, under the US National Organic Program; 7 CFR PART 205. MariJ Pharma extracts and processes very high quality, high-cannabinoid profile content medical grade cannabis oils from medicinal cannabis plants.  As such, MariJ Pharma is authorized to process directly for certified organic farms and is able to produce certified organic cannabis oils.

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

In addition, MariJ Pharma has the technical expertise and capability to process and formulate the oils and to employ them in its compounding operations.  MariJ Pharma will seek to become engaged as owner or co-owner of a grow facility in Florida or other location(s) such as to produce its own plants for processing. MariJ Pharma has also been preparing for its newly-developed, proprietary GeoTraking Technology that is fully compliant with the Health Insurance Portability and Accountability standard (“HIPAA”) utilizing its “plant to patient” solution. This GeoTraking Technology is designed to provide a full-channel patient care tracking system that is fully compliant under today’s strict HIPAA regulations that require privacy and security of the patients’ information. Beginning with RFID labeling and tracking of every single seed employed in the grow program and continuing through the sale of prescription products in a sophisticated retail Point of Sale delivery system, the GeoTraking Technology will be one of the most advanced system available.

The Company’s primary source of revenue is from the extraction of medicinal cannabis oil, from a non-psychoactive cannabis plant. All extraction services are currently limited to the State of Colorado, as the Company is attempting to attain various licenses for business in the State of Florida.

It is anticipated that MariJ Pharma could generate revenues from the following activities:

1)
Cannabis oil extraction and processing - MariJ Pharma has a unique mobile cannabis oil processing and extraction unit designed into a heavy-duty truck chassis.  The unit has already begun performing extractions and processing of medical hemp oils at various sites in Colorado, and MariJ Pharma is currently developing additional contracts for services.

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

Canna-Cures Research and Development Center, Inc.

In August 2016, Canna-Cures began engaging in product development activities as well as retail distribution of medicinal Hemp products in Colorado.  In July 2017, Canna-Cures closed its retail operations in Colorado and retained all its inventory as the Company begins to focus its developmental activities in Tennessee.

Eufloria Medical of Tennessee, Inc.

In addition to our current operations in the State of Colorado, the Company has been invited to be part of the hemp pilot program in Tennessee. This program provides the Company the license to grow, manufacture, and dispense USDA organic hemp oil in Tennessee and represents the first step in moving its operations to the east coast of the United States. The Company plans on participating in this pilot program through this new, wholly-owned subsidiary.

EMT will seek to align itself with institutions of higher learning in working to develop new products and to identify and develop additional uses for its medical cannabis products. It is anticipated that EMT could generate revenues from the following activities:

1)
EMT will seek to enter into product development projects with institutions of higher learning in efforts to develop new and better strains of medical cannabis related products for dispensing as medications, nutraceuticals, cosmeceuticals, and probably dietary supplements.  EMT anticipates participating in state and federal grants in conjunction with one or more universities as a means to defray part of its costs in these efforts.

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

4)	Retail and wholesale sales of cosmeceutical and nutraceutical products and dietary supplements containing its high-quality cannabis oil extracts, subject to compliance with FDA and other regulations.
5)	Growing high quality cannabis plants and extracting oil for sale or for manufacturing of oil-infused products.

The Company will require additional capital to execute these plans and there can be no assurance that the Company will be successful in its plans to generate that capital.

Operating results for the three months ended June 30, 2017 and 2016:

For the three months ended June 30, 2017, the Company generated revenues of $132,715 from operations, compared to $0 for the three months ended June 30, 2016 since the Company earned revenues from its extraction services in the first quarter of 2016 and none in the second quarter. In addition, the Company did not open its retail store operations in Colorado until third quarter of 2016.

For the three months ended June 30, 2017, costs of goods sold was $69,999, compared to $41,289 for the three months ended June 30, 2016, an increase of $28,710, or 70%. The increase in our costs is primarily related to production based bonuses, recognition of non-cash stock based compensation expense from a restricted stock award granted to our extraction technician and costs of goods sold in our retain store in Colorado.

As a result of the changes in revenues and costs of goods sold discussed above, the Company’s gross profit increased from a loss of $41,289 for the three months ended June 30, 2016 to $62,716, or 47% of revenues for the three months ended June 30, 2017.

For the three months ended June 30, 2017, selling, general and administrative expenses were $399,291, compared to $263,579 during the three months ended June 30, 2016, an increase of $135,712, or 51%. The increase in these expenses are attributable to (1) an increase in employee compensation expenses in Canna-Cures which did not begin operations until third quarter of 2016, the hiring of additional administrative staff, stock based compensation to employees, and accrual of bonuses for current management, and (2) a decrease in general administrative expenses primarily due to fewer legal activities during the current period.

During the three months ended June 30, 2017, the Company incurred interest expense of $168,984, compared to $38 for the three months ended June 30, 2016. During the current period, the Company paid interest in the amount of $5,000 to the convertible note holder, accrued $5,984 of interest expense on the notes payable to related party and issued common stock valued at $158,000 as interest to a related party for working capital advances.  There were no such liabilities existed at June 30, 2016.

As a result of the changes in revenues, costs and expenses, the Company incurred a net loss of $509,808 for the three months ended June 30, 2017, compared to a net loss of $304,906 for the three months ended June 30, 2016.

The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans and the future outcome of its application to obtain operating licenses in other states. As the cannabis industry grows, additional expenses are anticipated to be incurred in complying with various state and federal regulatory requirements. The Company’s ability to continue to fund operating expenses will depend on its ability to raise additional capital. There can be no assurance that the Company will be successful in doing so.

Operating results for the six months ended June 30, 2017 and 2016:

For the six months ended June 30, 2017, the Company generated revenues of $280,361 from operations, compared to $225,366 for the six months ended June 30, an increase of $54,995 or 24%.  The increase in revenues is primarily attributable to the increase in processing and revenues generated from its retail store operations in Colorado.

For the six months ended June 30, 2017, costs of goods sold was $164,740, compared to $113,064 for the six months ended June 30, 2016, an increase of $51,676, or 46%. The increase in our costs is primarily related to production based bonuses, recognition of non-cash stock based compensation expense from a restricted stock award granted to our extraction technician and costs of goods sold in our retail store in Colorado.

As a result of the changes in revenues and costs of goods sold discussed above, the Company’s gross profit increased from $112,302 for the six months ended June 30, 2016 to $115,621, or 41% of revenues for the six months ended June 30, 2017.

For the six months ended June 30, 2017, selling, general and administrative expenses were $913,556, compared to $634,658 during the six months ended June 30, 2016, an increase of $278,898, or 44%. The increase in these expenses are attributable to (1) an increase in employee compensation expenses in Canna-Cures which did not begin operations until third quarter of 2016, the hiring of additional administrative staff, stock based compensation to employee, and accrual of bonuses for current management, and (2) an increase in general administrative expenses primarily due to stock based compensation to board of directors, third party vendors and outside counsel, and increase in professional fees.

During the six months ended June 30, 2017, the Company incurred interest expense of $403,134, compared to $38 for the six months ended June 30, 2016. During the current period, the Company paid interest in the amount of $5,000 to the convertible note holder, accrued $10,784 of interest expense on the notes payable to related party, issued common stock valued at $366,400 as interest to a related party for working capital advances and as debt issuance costs related to the issuance of the convertible note payable and $20,950 as cash debt discount.  There were no such liabilities existed at June 30, 2016.

As a result of the changes in revenues, costs and expenses, the Company incurred a net loss of $1,204,318 for the six months ended June 30, 2017, compared to a net loss of $565,381 for the six months ended June 30, 2016.

The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans and the future outcome of its application to obtain operating licenses in other states. As the cannabis industry grows, additional expenses are anticipated to be incurred in complying with various state and federal regulatory requirements. The Company’s ability to continue to fund operating expenses will depend on its ability to raise additional capital. There can be no assurance that the Company will be successful in doing so.

Liquidity and Capital Resources

The Company’s cash position at June 30, 2017 increased by $91,292 to $135,170, as compared to a balance of $43,878, as of December 31, 2016. The net increase in cash for the six months ended June 30, 2017 was attributable to net cash used in operating activities of $422,562, net cash used in investing activities of $6,196, offset in part by net cash provided by financing activities of $520,050.

As of June 30, 2017, the Company had negative working capital of $604,144 compared to negative working capital of $191,435, at December 31, 2016, a decrease of $412,709, attributable primarily to issuance of notes payable to its CEO and amounts owed to related parties for working capital advances.

Net cash used in operating activities of $422,562 during the six months ended June 30, 2017, was higher compared to the prior period of $347,693, primarily due to higher net loss, offset by (i) non-cash items such as common stock issued for services and interest and amortization of debt discount and (ii) changes in operating assets and liabilities, including a settlement payment to our former CEO.

Net cash used in investing activities did not significantly contribute to the change in cash positions for both periods.

Net cash provided by financing activities of $520,050 during the six months ended June 30, 2017 increased by $260,196 compared to $259,854 during the six months ended June 30, 2016. The increase in net cash provided from financing activities was attributable to a reduction in net proceeds from the reverse acquisition, coupled with an increase in proceeds from the issuances of notes payable to our CEO and working capital advances from related parties.

During the six months ended June 30, 2017, the Company also issued 25,746 shares of its common stock to acquire and prepare a parcel land from one of its directors. These shares are valued at $41,194. The Company also issued 144,000 shares of its common stock as costs directly related to entering into the equity purchase agreement with an investor. These shares were valued at $240,900.

As reported in the accompanying consolidated financial statements, for the six months ended June 30, 2017 and 2016, the Company incurred net losses of $1,204,318 and $565,381, respectively. The Company did not produce significant revenues in the periods presented and has sustained operating losses since inception. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital, obtain licenses to commence operations in states outside of Colorado and achieve a level of profitability. Until recently where the Company obtained working capital from convertible notes financing and equity purchase agreement with an outside investor, the Company has financed its activities principally from working capital advances from its CEO and related parties since inception. It intends to finance its future operating activities and its working capital needs largely from proceeds from the convertible notes agreement, the sale of equity securities, combined with additional funding from its CEO. The sale of equity and convertible notes financing agreements may result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises additional funds through the issuance of convertible notes or other debt financing, these activities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangements could require the Company to relinquish valuable rights. The Company will require additional capital beyond its currently anticipated needs. Additional capital, if available, may not be available on reasonable terms or at all.

The Company has not generated significant revenue to date, and will not generate significant revenue in the foreseeable future. The Company expects to continue to incur operating losses as it proceeds with its pursuit of operating licenses in various states. The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans and the future outcome of its application to obtain operating licenses in other states. As the cannabis industry grows, additional expenses are anticipated to be incurred in complying with various regulatory requirements. The Company’s ability to continue to fund operating expenses will depend on its ability to raise additional capital. There can be no assurance that the Company will be successful in doing so.

Financial Condition

The Company’s total assets at June 30, 2017 and December 31, 2016 were $1,023,165 and $684,783, respectively, an increase of $338,382. Total liabilities at June 30, 2017 and December 31, 2016 were $900,941 and $394,530, respectively, an increase of $506,411. The significant change in the Company’s financial condition is attributable to (i) issuance of notes payable to a related party, and (ii) increase in working capital advances from related parties. As a result of these transactions, the Company’s cash position increased from $43,878 to $135,170, from December 31, 2016 to June 30, 2017 and incurred deferred offering costs of $240,900.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were not effective. The controls were determined to be ineffective due to the lack of segregation of duties. In January 2017, the Company hired a part-time financial controller to assist with technical accounting issues and the preparation of the filings. However, until the Company begins generating sufficient revenues, it is unable to remediate the weakness. Despite the existence of material weaknesses, management believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three months ended June 30, 2017, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended June 30, 2017, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors

The Company is a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2017, the Company issued 592,646 shares of its restricted common stock as follows:

1)	10,000 shares to each director for services rendered for fiscal year 2016 and 10,000 shares for services to be rendered for fiscal year 2017, total 60,000 shares, valued at $99,000;
2)	17,646 shares to a consultant for investors relations services, valued at $30,000;
3)	50,000 shares to the Company’s SEC legal counsel for services performed, valued at $82,500;
4)	10,000 shares to an employee for services performed, valued at $12,800;
5)	110,000 shares to an investor and its affiliate as offering costs, valued at $184,800;
6)	50,000 shares to a director as broker commission for the convertible note and equity purchase agreement transactions, valued at $82,500;
7)	100,000 shares issued as debt issuance cost to CEO for related party advances, valued at $182,000;
8)	100,000 shares issued as interest expense to CEO for related party advances, valued at $158,000;
9)	15,000 shares to a consultant for continuing services, valued at $23,400; and
10)	80,000 shares to a director as other considerations and to purchase and prepare assets acquired by the Company’s subsidiary, valued at $128,000.

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

Acacia Diversified Holdings, Inc.

Date: August 7, 2017	By:	/s/ Richard K. Pertile
Richard K. Pertile
Chief Executive Officer, Principal Executive Officer
Chief Financial Officer and Principal Financial Officer