Form 10-Q
period 2017-09-30
Acacia Diversified Holdings, Inc.
filed 2017-11-13
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 7, 2017 is 17,529,982 common shares.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$36,883	$43,878
Accounts receivable	95,100	35,630
Inventories	57,471	63,085
Prepaid expenses and other current assets	13,536	60,502
Total Current Assets	202,990	203,095

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $166,762 and $108,886 in 2017 and 2016, respectively	474,890	480,847

OTHER ASSETS:
Deferred offering cost	240,900	-
Deposits	841	841
Total Other Assets	241,741	841

TOTAL ASSETS	$919,621	$684,783

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$61,605	$69,938
Accrued expenses	276,685	320,592
Note payable to related party	558,400	-
Payable to related parties	65,984	4,000
Total Current Liabilities	962,674	394,530

Total Liabilities	962,674	394,530

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 150,000,000 shares authorized; 17,539,982 and 16,931,816 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	17,540	16,932
Additional paid-in capital	4,433,161	3,393,539
Accumulated deficit	(4,493,754)	(3,120,218)
Total Stockholders’ Equity (Deficit)	(43,053)	290,253

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$919,621	$684,783

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

REVENUE	$63,772	$9,726	$344,133	$235,092

COSTS OF GOODS SOLD
Costs of goods sold	700	29,231	129,338	107,488
Depreciation expense	18,297	18,020	54,400	52,827
	18,997	47,251	183,738	160,315

GROSS PROFIT (LOSS)	44,775	(37,525)	160,395	74,777

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Employee compensation expenses	101,941	156,148	540,902	432,155
General and administrative expenses	83,418	168,428	569,754	524,455
Depreciation expense	969	1,135	4,227	3,759
	186,328	325,711	1,114,883	960,369

LOSS FROM OPERATIONS	(141,553)	(363,236)	(954,488)	(885,592)

OTHER INCOME (EXPENSES)
Loss on sale of equipment to related party	-	-	(4,249)	(42,987)
Interest expense	(13,178)	(10)	(416,311)	(48)
Other income	513	140	1,512	140
TOTAL OTHER EXPENSES	(12,665)	130	(419,048)	(42,895)

NET LOSS BEFORE INCOME TAXES	$(154,218)	$(363,106)	$(1,373,536)	$(928,487)
Income taxes	-	-	-	-

NET LOSS	$(154,218)	$(363,106)	$(1,373,536)	$(928,487)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.02)	$(0.08)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	17,528,342	15,446,356	17,330,720	15,436,696

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED)

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,373,536)	$(928,487)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Depreciation	58,627	56,945
Common stock issued for services	337,469	14,955
Employee stock plan	44,738	-
Common stock issued for interest	366,400	-
Amortization of debt discount	15,000	-
Loss on sale of equipment to related party	4,249	42,987
(Increase) decrease in:
Accounts receivable	(59,470)	135,200
Inventories	5,614	(80,363)
Prepaid expenses and other current assets	46,965	(9,905)
Increase (decrease) in:
Accounts payable	(8,332)	21,530
Accrued expenses	(20,557)	7,874
Payable to related parties	89,984	-
Net cash used by operating activities	(492,849)	(739,264)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(6,196)	(35,414)
Net cash used by investing activities	(6,196)	(35,414)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from payable to related party	130,050	510,000
Payment on due to related party	(28,000)	-
Proceeds from issuance of convertible note payable, net	85,000	-
Repayment on convertible note payable	(100,000)	-
Proceeds from issuance of note payable to related party	405,000	-
Proceeds from issuance of common stock	-	150
Proceeds from reverse acquisition	-	180,854
Net cash provided by financing activities	492,050	691,004

Net change in cash and cash equivalents	(6,995)	(83,674)

Cash and cash equivalents, beginning of the period	43,878	221,174

Cash and cash equivalents, end of the period	$36,883	$137,500

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,000	$48
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for acquisition of property	$50,723	$-
Common stock issued for deferred offering cost	$240,900	$-
Consolidation of notes payable to related party, including accrued interest	$153,400	$-
Changes in operating assets and liabilities due to reverse acquisition:
Prepaid expenses	$-	$(3,434)
Property and equipment	$-	$(95,860)
Accumulated depreciation	$-	$44,332
Deposits	$-	$(841)
Accounts payable	$-	$6,973
Additional paid-in capital	$-	$48,830

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(UNAUDITED)

NOTE 1 – THE COMPANY

Acacia Diversified Holdings, Inc. (“Acacia” or the “Company”) has three wholly-owned subsidiaries, MariJ Pharmaceuticals, Inc. (“MariJ Pharma”), Canna-Cures Research & Development Center, Inc. (“Canna-Cures”), and Eufloria Medical of Tennessee, Inc. (“EMT”), a company incorporated in the state of Tennessee. The Company formed this new subsidiary to acquire a parcel of land and a license from one of its directors.  See details in Note 4 - Related Party Transactions.

The Company’s primary source revenue is from the extraction of medicinal cannabis oil, from a non-psychoactive cannabis plant. All extraction services are currently limited to the State of Colorado, as the Company is attempting to obtain various licenses for business in the State of Florida.

NOTE 2 – GOING CONCERN

The Company has not generated profit to date. The Company expects to continue to incur operating losses as it proceeds with its extraction and research and development activities and continues to navigate through the regulatory process. The Company expects general and administrative costs to increase, as the Company adds personnel and other administrative expenses associated with its current efforts. As such, and without substantially increasing revenue or finding new sources of capital, the Company will find it difficult to continue to meet its obligations as they come due.  The Company continues to seek working capital but there can be no assurance that the Company will be successful in its efforts to raise capital, or if it were successful in raising capital, that it would be successful in meeting its business plans.  While the services performed by the Company’s MariJ Pharma subsidiary are anticipated to be sufficient to partly meet the Company’s liquidity needs, these factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans include increasing production at the Company’s MariJ Pharma subsidiary during 2017 and opening a retail store in Tennessee, attempting to start new businesses outside of Colorado, finding additional operational businesses to buy, and attempting to raise funds from the public through an equity offering of the Company’s common stock. Management intends to make every effort to identify and develop all these sources of funds, but there can be no assurance that Management’s plans will be successful.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses for all periods presented and has a substantial accumulated deficit. As of September 30, 2017, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, which consist solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The consolidated financial statements and notes thereto are presented as prescribed by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2016 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on March 28, 2017. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine-month periods ended September 30, 2017 and 2016, (b) the financial position at September 30, 2017 and (c) cash flows for the nine-month periods ended September 30, 2017 and 2016.

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
SEPTEMBER 30, 2017
(UNAUDITED)
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

STOCK BASED COMPENSATION

The Company accounts for stock-based compensation under Accounting Standards Codification 718 - Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date and recognized over the period during which an employee is required to provide services (requisite service period). An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense during the three and nine months ended September 30, 2017 and 2016.

The Company accounts for stock based awards based on the fair market value of the instrument using a 10-day volume weighted adjusted price (VWAP) and accounts for stock options issued using the Black-Scholes option pricing model and utilizing certain assumptions including the followings:

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

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(UNAUDITED)

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

During the nine months ended September 30, 2017, the board of directors approved issuances of Company’s restricted common stock to consultants and non-employee directors for past and future services:

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

The Company valued these shares at fair value on commitment dates and recorded stock based compensation expense over the respective requisite service periods. There was no share-based compensation expense for the three months ended September 30, 2017 and 2016. Share-based compensation expense for the nine months ended September 30, 2017 and 2016 was $321,706 and $0, respectively.

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

·	Level 1 – Quoted prices for identical instruments in active markets;
·
Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

·	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value.

During the nine months ended September 30, 2017, EMT acquired land and a license from one of the Company’s directors (NOTE 4). The Company determined that the fair value of the land is $26,194 which is a level 2 input.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(UNAUDITED)

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes Payable to Related Party

In January 2017, the Company entered into a note agreement in the amount of $300,000 with the Company’s CEO. The note bears interest at a rate of 8% per annum and specifies no due date. The Company accrued interest of $16,504 at September 30, 2017. Interest expense on this note for the three and nine months ended was $4,800 and $11,704, respectively. Concurrently, the board of directors also approved issuance of 100,000 shares of the Company’s common stock as additional interest. These shares were accounted for as debt issuance costs, valued at $182,000. The costs were expensed at the commitment date of the note as interest expense since the note is a short term capital advance with no stated term. This note was convertible into the shares of the Company’s common stock at $0.50/share. During the three months ended September 30, 2017, this note has been consolidated with other notes and advances from this related party. See Consolidated Note Payable to Related Party below.

In June 2017, the Company entered into a note agreement in the amount of $105,000 with the Company’s CEO for short term working capital advance. The note bears interest at a rate of 8% per annum and specifies no due date. This note was convertible into the shares of the Company’s common stock at $0.50/share. During the three months ended September 30, 2017, this note has been consolidated with other notes and advances from this related party. See Consolidated Note Payable to Related Party below.

Payable to Related Parties

Payable to related parties consisted of the followings at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Short term loan from related entity (1)	$35,348	$-
Short term loan from related entity (1)	26,636	-
Storage and corporate housing and auto allowances owed to CEO (2)	4,000	4,000
Working capital advances from CEO (3)	-	-
	$65,984	$4,000

(1) In March 2017 and June 2017, the Company received a working capital advance of $35,348 and $39,000, respectively, from a related entity. These advances are non-interest bearing and were intended as short term capital advances. They have been included in payable to related parties on the consolidated balance sheet as current liabilities at September 30, 2017.

(2) On May 1, 2016, the Company entered into an employment agreement with its CEO. The term of the employment is through December 31, 2019. The agreement provides for a monthly storage and corporate housing allowance of $1,000 for a property owned by the CEO and a monthly automobile allowance of $1,000. During the three and nine months ended September 30, 2017, expenses related to the housing and automobile allowances totaled $6,000 and $18,000, respectively, of which $4,000 and $4,000 remained owed to the CEO at September 30, 2017 and December 31, 2016, respectively.

(3) In June 2017, the Company’s CEO provided the Company with a short term working capital advance of $130,050. This amount remained outstanding at June 30, 2017. During the three months ended September 30, 2017, this balance has been consolidated with other notes and advances from this related party. See Consolidated Note Payable to Related Party below.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(UNAUDITED)

Consolidated Note Payable to Related Party

During the three months ended September 30, 2017, the board of directors approved the Company to enter into a consolidated note payable agreement to consolidate notes and advances received from a related party, including accrued interests on these notes.

Note Date	Note Amount	Accrued Interest
January 2017	$300,000	$16,504
June 2017	105,000	2,048
June 2017	130,050	2,564
Total notes and accrued interest		$556,166
Expenses owed to related party		2,234
		$558,400

The consolidated note payable bears interest at 8% and is due and payable on demand or first from any capital raised. The note is secured by a first lien on the assets of the Company and its subsidiaries.

Other Related Party Transactions

In March 2017, the Company’s board of directors approved issuance of 50,000 shares of the Company’s common stock to a director for his service in a financing transaction and the equity purchase agreement described in NOTES 6 and 7. The Company determined that 16,000 shares of the total number of shares represent non-cash debt issuance costs directly related to the convertible notes financing and the remaining 34,000 shares represent non-cash offering costs directly related to the equity purchase agreement with this investor. These shares are valued at $82,500.

In May 2017, the Company and EMT entered into an agreement to purchase a parcel of land in Tennessee and an Industrial Hemp Grower License issued by the Tennessee Department of Agriculture from one of the Company’s directors. The purchase price of the transaction was 80,000 shares of the Company’s restricted common stock. These shares were valued at $1.60 per share, or $128,000, on commitment date. EMT allocated the purchase price among the assets acquired based on their fair values as follow:

Land	$26,194
Land preparation and cleanup	15,000
Industrial Hemp Grower License	-
Other considerations	86,806
Total Purchase Price	$128,000

The Company determined the value of the land based on the purchase price paid by the director in December 2016. There has been no significant changes in the value of the land since that time. The Company estimated land preparation and cleanup costs at $15,000. The director applied for and paid a fee of $264 to obtain the license. The Company was not able to determine the value of the license since the license was granted as part of the hemp pilot program in Tennessee. The Company entered into this agreement with its director, in lieu of the state of Tennessee, as a result of the state’s residency requirement to enter into the program in Tennessee. As a result, this director is also a registered agent and a director of EMT, a Tennessee corporation. The remaining purchase price of $86,806 represented other considerations to this director for his effort in preparing the Company for operations in Tennessee. During the three months ended September 30, 2017, this director also incurred $7,760 of expenses in excavating and clearing of the land, installing driveway and calvary and completing the survey for excavation. The board of directors approved issuance of the Company’s common stock to compensate this director for his expenses at a rate of $0.50 per share for each dollar spent. As a result, the Company recorded its commitment to issue 15,520 shares of its common stock valued at $0.61 per share, for a total of $9,529.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(UNAUDITED)

NOTE 5 – INVENTORIES

The Company’s inventories consisted of the followings at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Raw materials	$46,880	$52,363
Finished goods	10,591	10,722
	$57,471	$63,085

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

As of September 30, 2017, the Company did not receive additional funding from the investor and therefore, no additional convertible note agreement was issued.

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

During the nine months ended September 30, 2017, the Company issued 608,166 shares of its restricted common stock as follows:

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

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(UNAUDITED)

6)	50,000 shares to a director for services rendered in the convertible note and equity purchase agreement transactions, valued at $82,500;
7)	100,000 shares issued as debt issuance cost to CEO for related party advances, valued at $182,000;
8)	100,000 shares issued as interest expense to CEO for related party advances, valued at $158,000;
9)	15,000 shares to a consultant for continuing services, valued at $23,400; and
10)	80,000 shares to a director as other considerations and to purchase and prepare assets acquired by the Company’s subsidiary, valued at $128,000.
11)	15,520 shares to a director for expenses incurred related to land excavation and clean up, valued at $9,529.

Warrants and Options

At September 30, 2017, 75,000 options were outstanding and no warrants were outstanding. The Company did not issue any common stock purchase warrants or options during the nine months ended September 30, 2017 and 2016.

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

Restricted Stock Awards to Key Employees

In  March 2017, the board of directors approved issuance of 100,000 shares of the Company’s restricted common stock to each of its three key employees. As of the date of the issuance of the financial statements, only two key employees accepted the award. The award for the employees are subject to a four or five-year vesting requirements, i.e. the requisite service period. The shares are issued as the vesting restriction lapses. The Company valued these shares at fair value on commitment date which is the date on which the employee accepted the award and recorded stock based compensation expense over the requisite service period.  During the nine months ended September 30, 2017, the board of directors approved issuance of 10,000 shares of the Company’s common stock to one of the key employees as the vesting requirement was met. These shares were valued at $12,800 on commitment date. Stock based compensation expense for these awards for the three and nine months ended September 30, 2017 was $17,877 and $60,501, respectively.

NOTE 8 – SUBSEQUENT EVENTS

In July 2017, the Company closed its retail location in the state of Colorado and retained all its inventory. The Company anticipates relocating its retail operation to Tennessee. The Company does not anticipate incurring significant costs in connection with this closure.

In October, 2017, EMT entered into a lease for its retail space in Tennessee for a period of 24 months, commencing 60 days after the landlord delivers the premise to tenant. Base rent for the first 12 months is $2,500 per month and $2,550 per month for the next 12 months.

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

Eufloria Medical of Tennessee, Inc.

In addition to our current extraction operations in the State of Colorado, the Company has been invited to be part of the hemp pilot program in Tennessee. This program provides the Company the license to grow, manufacture, and dispense USDA organic hemp oil in Tennessee and represents the first step in moving its operations to the east coast of the United States. The Company plans on participating in this pilot program through this new, wholly-owned subsidiary.

The Company also acquired land in Tennessee and has completed excavation and other cleanup activities to prepare the land for its intended use.

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

Operating results for the three months ended September 30, 2017 and 2016:

For the three months ended September 30, 2017, the Company generated revenues of $63,772 from operations, compared to $9,726 for the three months ended September 30, 2016, an increase of $54,046 or 556%. Revenues from 2016 were from the sales of the Company’s retail store in Colorado which opened in the third quarter of 2016. Revenues from 2017 were primarily from extraction services performed.

For the three months ended September 30, 2017, costs of goods sold was $18,997, compared to $47,251 for the three months ended September 30, 2016, a decrease of $28,254, or 60%. The decrease in our costs is primarily related to the non-recognition and reversal of non-cash stock based compensation expense from a unvested restricted stock award granted to our extraction technician. In addition, salary expense for extraction technicians also decreased due to completion of an extraction services contract during the three months ended September 30, 2017.

As a result of the changes in revenues and costs of goods sold discussed above, the Company’s gross profit increased from a loss of $37,525 for the three months ended September 30, 2016 to $44,775, or 70% of revenues for the three months ended September 30, 2017.

For the three months ended September 30, 2017, selling, general and administrative expenses were $186,328, compared to $325,711 during the three months ended September 30, 2016, a decrease of $139,383, or 43%. The decrease in these expenses are attributable to (1) a decrease in employee compensation expenses due to higher executive compensation in prior period and the closing of our Colorado retail operation, and (2) a decrease in general administrative expenses primarily due to fewer legal activities during the current period.

During the three months ended September 30, 2017, the Company incurred interest expense of $13,178, compared to $10 for the three months ended September 30, 2016. During the current period, the Company accrued $13,178 of interest expense on the notes payable to related party. There were no such liabilities existed at September 30, 2016.

As a result of the changes in revenues, costs and expenses, the Company incurred a net loss of $154,218 for the three months ended September 30, 2017, compared to a net loss of $363,106 for the three months ended September 30, 2016.

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

Operating results for the nine months ended September 30, 2017 and 2016:

For the nine months ended September 30, 2017, the Company generated revenues of $344,133 from operations, compared to $235,092 for the nine months ended September 30, an increase of $109,041 or 46%.  The increase in revenues is primarily attributable to the increase in processing and revenues generated from its retail store operations in Colorado.

For the nine months ended September 30, 2017, costs of goods sold was $183,738, compared to $160,315 for the nine months ended September 30, 2016, an increase of $23,423, or 15%. The increase in our costs is primarily related to production based bonuses, recognition of non-cash stock based compensation expense from a restricted stock award granted to our extraction technician and costs of goods sold in our retail store in Colorado.

As a result of the changes in revenues and costs of goods sold discussed above, the Company’s gross profit increased from $74,777 for the nine months ended September 30, 2016 to $160,395, or 47% of revenues for the nine months ended September 30, 2017.

For the nine months ended September 30, 2017, selling, general and administrative expenses were $1,114,883, compared to $960,369 during the nine months ended September 30, 2016, an increase of $154,514, or 16%. The increase in these expenses are attributable to (1) an increase in employee compensation expenses in Canna-Cures which did not begin operations until third quarter of 2016, the hiring of additional administrative staff, stock based compensation to employee, and accrual of bonuses for current management, and (2) an increase in general administrative expenses primarily due to stock based compensation to board of directors, third party vendors and outside counsel, and increase in professional fees.

During the nine months ended September 30, 2017, the Company incurred interest expense of $416,311, compared to $48 for the nine months ended September 30, 2016. During the current period, the Company paid interest in the amount of $5,000 to the convertible note holder, accrued $23,961 of interest expense on the notes payable to related party, issued common stock valued at $366,400 as interest to a related party for working capital advances and as debt issuance costs related to the issuance of the convertible note payable and $20,950 as cash debt discount.  There were no such liabilities existed at September 30, 2016.

As a result of the changes in revenues, costs and expenses, the Company incurred a net loss of $1,373,536 for the nine months ended September 30, 2017, compared to a net loss of $928,487 for the nine months ended September 30, 2016.

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

Liquidity and Capital Resources

The Company’s cash position at September 30, 2017 decreased by $6,995 to $36,883, as compared to a balance of $43,878, as of December 31, 2016. The net decrease in cash for the nine months ended September 30, 2017 was attributable to net cash used in operating activities of $492,849, net cash used in investing activities of $6,196, offset by net cash provided by financing activities of $492,050.

As of September 30, 2017, the Company had negative working capital of $759,684 compared to negative working capital of $191,435, at December 31, 2016, a decrease of $568,249, attributable primarily to issuance of notes payable to its CEO and amounts owed to related parties for working capital advances.

Net cash used in operating activities of $492,849 during the nine months ended September 30, 2017, was lower compared to the prior period of $739,264, primarily due to higher net loss, offset by (i) non-cash items such as common stock issued for services and interest and amortization of debt discount and (ii) changes in operating assets and liabilities, including an increase in payable to related parties.

Net cash used in investing activities of $6,196 for the nine months ended September 30, 2017 was lower compared to $35,414 for the nine months ended September 30, 2016. This is primarily due to purchases of extraction equipment in the prior period as the Company began to provide extraction services for its customer.

Net cash provided by financing activities of $492,050 during the nine months ended September 30, 2017 decreased by $198,954 compared to $691,004 during the nine months ended September 30, 2016. The decrease in net cash provided by financing activities was primarily attributable to a reduction in net proceeds from the reverse acquisition.

During the nine months ended September 30, 2017, the Company also issued 41,266 shares of its common stock to acquire, prepare, and cleanup a parcel of land from one of its directors. These shares are valued at $50,723. The Company also issued 144,000 shares of its common stock as costs directly related to entering into the equity purchase agreement with an investor. These shares were valued at $240,900. In addition, accrued interest on notes payable to related party of $21,117, accrued expense of $2,234 and related party advances of $130,050, totaling $153,400 was consolidated with existing notes payable to related party of $405,000, into one single note payable to related party of $558,000.

During the three months ended September 30, 2017, the board of directors approved the Company to enter into a consolidated note payable agreement to consolidate notes and advances received from a related party, including accrued interests on these notes.

Note Date	Note Amount	Accrued Interest
January 2017	$300,000	$16,504
June 2017	105,000	2,048
June 2017	130,050	2,564
Total notes and accrued interest		$556,166
Expenses owed to related party		2,234
		$558,400

The consolidated note payable bears interest at 8% and is due and payable on demand or first from any capital raised. The note is secured by a first lien on the assets of the Company and its subsidiaries.

As reported in the accompanying consolidated financial statements, for the nine months ended September 30, 2017 and 2016, the Company incurred net losses of $1,373,536 and $928,487, respectively. The Company did not produce significant revenues in the periods presented and has sustained operating losses since inception. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital, obtain licenses to commence operations in states outside of Colorado and achieve a level of profitability. Until recently where the Company obtained working capital from convertible notes financing and equity purchase agreement with an outside investor, the Company has financed its activities principally from working capital advances from related parties and issuing notes payable to its CEO since inception. It intends to finance its future operating activities and its working capital needs largely from proceeds from the convertible notes agreement, the sale of equity securities, combined with additional funding from its CEO. The sale of equity and convertible notes financing agreements may result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises additional funds through the issuance of convertible notes or other debt financing, these activities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangements could require the Company to relinquish valuable rights. The Company will require additional capital beyond its currently anticipated needs. Additional capital, if available, may not be available on reasonable terms or at all.

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

Financial Condition

The Company’s total assets at September 30, 2017 and December 31, 2016 were $919,621 and $684,783, respectively, an increase of $234,838. Total liabilities at September 30, 2017 and December 31, 2016 were $962,674 and $394,530, respectively, an increase of $568,144. The significant change in the Company’s financial condition is attributable to (i) issuance of note payable to a related party, (ii) increase in working capital advances from related parties, (iii) payment of accrued expenses of $43,907, and (iv) incurring deferred offering cost of $240,900. As a result of these transactions, the Company’s cash position decreased from $43,878 to $36,883 during the nine months ended September 30, 2017.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were not effective. The controls were determined to be ineffective due to the lack of segregation of duties. In January 2017, the Company hired a part-time financial controller to assist with technical accounting issues and the preparation of the filings. However, until the Company begins generating sufficient revenues, it is unable to remediate the weakness. Despite the existence of material weaknesses, management believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three months ended September 30, 2017, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended September 30, 2017, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors

The Company is a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2017, the Company issued 608,166 shares of its restricted common stock as follows:

1)	10,000 shares to each director for services rendered for fiscal year 2016 and 10,000 shares for services to be rendered for fiscal year 2017, total 60,000 shares, valued at $99,000;
2)	17,646 shares to a consultant for investors relations services, valued at $30,000;
3)	50,000 shares to the Company’s SEC legal counsel for services performed, valued at $82,500;
4)	10,000 shares to an employee for services performed, valued at $12,800;
5)	110,000 shares to an investor and its affiliate as offering costs, valued at $184,800;
6)	50,000 shares to a director for services rendered in the convertible note and equity purchase agreement transactions, valued at $82,500;
7)	100,000 shares issued as debt issuance cost to CEO for related party advances, valued at $182,000;
8)	100,000 shares issued as interest expense to CEO for related party advances, valued at $158,000;
9)	15,000 shares to a consultant for continuing services, valued at $23,400; and
10)	80,000 shares to a director as other considerations and to purchase and prepare assets acquired by the Company’s subsidiary, valued at $128,000.
11)	15,520 shares to a director for expenses incurred related to land excavation and clean up, valued at $9,529.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibits required by Item 601, Regulation S-K;

Exhibit Number and Description			Location Reference

(3.0)	Articles of Incorporation
	(3.1)	Articles Of Amendment And Restated Articles Of Incorporation of Acacia Diversified Holdings, Inc. dated June 9, 2015	See Exhibit Key
	(3.2)	Restated Bylaws Of Acacia Diversified Holdings, Inc. dated June 29, 2015	See Exhibit Key
(9.0)	Voting Proxy Agreement between Rick Pertile and Steven L. Sample		See Exhibit Key
(10.1)	Consolidated Loan Agreement		See Exhibit Key
(10.2)	Consolidated Promissory Note		See Exhibit Key
(10.3)	Security Agreement – Acacia Diversified Holdings, Inc.		See Exhibit Key
(10.4)	Security Agreement -- Marij Agriculture, Inc.		See Exhibit Key
(10.5)	Security Agreement – Marij Pharmaceuticals, Inc.		See Exhibit Key
(10.6)	Security Agreement – CannaCures Research & Development Center, Inc.		See Exhibit Key
(14.0)	Code of Ethics		Filed herewith
(21.0)	List of Subsidiaries		See Exhibit Key
(31.1)	Certificate of Chief Executive Officer And Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
(32.1)	Certification of Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Key
3.1 Incorporated by reference herein from the Company’s Form 8-K filed on July 16, 2015.
3.2 Incorporated by reference herein from the Company’s Form 8-K filed on July 16, 2015.
9.0 Incorporated by reference herein from the Company’s Form 10-K filed on March 28, 2017.
10.1 Incorporated by reference herein from the Company’s Form 8-K filed on November 3, 2017.
10.2 Incorporated by reference herein from the Company’s Form 8-K filed on November 3, 2017.
10.3 Incorporated by reference herein from the Company’s Form 8-K filed on November 3, 2017.
10.4 Incorporated by reference herein from the Company’s Form 8-K filed on November 3, 2017.
10.5 Incorporated by reference herein from the Company’s Form 8-K filed on November 3, 2017.
10.6 Incorporated by reference herein from the Company’s Form 8-K filed on November 3, 2017.
21.0 Incorporated by reference herein from the Company’s Form 10-Q filed on August 7, 2017.

SIGNATURES

Pursuant to the requirements of the Securities exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned.

Acacia Diversified Holdings, Inc.

Date: November 13, 2017	By:	/s/ Richard K. Pertile
Richard K. Pertile
Chief Executive Officer, Principal Executive Officer
Chief Financial Officer and Principal Financial Officer