Form 10-K
period 2017-12-31
Acacia Diversified Holdings, Inc.
filed 2018-04-02
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     (1) Yes ☒ No ☐    (2) Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒       No ☐  (Not required) ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 30, 2017 was $20,153,131

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,083,000 Common shares as of March 27, 2018.

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

In 2016, following the acquisition, the Company formed two new subsidiaries to conduct its new medical cannabis business activities, being MariJ Pharmaceuticals, Inc. (“MariJ Pharma”) and Canna-Cures Research & Development Center, Inc. (“Canna-Cures”). In 2017, the Company formed a new subsidiary Eufloria Medical of Tennessee, Inc. (“EMT”) to conduct its retail business in the state of Tennessee.

MariJ Pharmaceuticals, Inc.

MariJ Pharma has a proprietary mobile CO2, supercritical cannabis oil extraction unit which was USDA certified Organic on September 28th, 2016, by OneCert, under the US National Organic Program; 7 CFR PART 205. MariJ Pharma extracts and processes very high quality, high-cannabinoid profile content medical grade cannabis oils from medicinal cannabis plants.  MariJ specializes in organic strains of the plant where available, setting itself apart from the general producers of non-organic products.

Currently, the Company is performing its extraction activity in the state of Colorado where its activities are deemed legal under the laws of such state.

Canna-Cures Research & Development Center, Inc.

Canna-Cures engaged in research and development activities as well as retail and wholesale distribution of medicinal hemp products and dietary supplements in Colorado until it closed operations in July 2017.  As a part of its R&D efforts, Canna-Cures sought to align itself with institutions of higher learning in working to develop new products and to identify and develop additional uses for its medicinal hemp products.

Canna-Cures launched its first research and development center in Colorado. In conjunction with that opening, Canna-Cures officially launched the Dahlia’s Botanicals Endocannabinoid Nutraceuticals product line.  A portion of the proceeds from our Dahlia’s Botanicals line are awarded to the Canna Moms 501(c)(3) organization in support of its continuing public education and awareness campaign.

Eufloria Medical of Tennessee, Inc.

EMT is preparing to commence its retail and wholesale distribution of medicinal hemp products and dietary supplements in Tennessee. It anticipates operations to begin in the second quarter of 2018. In addition to our current extraction operations in the State of Colorado, the Company has been invited to be part of the hemp pilot program in Tennessee. This program provides the Company the license to grow, manufacture, and dispense USDA organic hemp oil in Tennessee and represents the first step in moving its operations to the east coast of the United States. The Company plans on participating in this pilot program through this new, wholly-owned subsidiary.

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

EMT plans to sell medicinal hemp products and dietary supplements primarily through its retail dispensaries in Tennessee and through a dedicated distribution model.

Status of any publicly announced new products or services

The Company’s business plan includes developing its proprietary GeoTrackingTechnology that is fully compliant with the Health Insurance Portability and Accountability standard (“HIPAA”) utilizing its “plant to patient” solution. This GeoTraking Technology is designed to provide a full-channel patient care tracking system that is fully compliant under today’s strict HIPAA regulations that require privacy and security of the patient’s information. Beginning with RFID labeling and tracking of every single seed employed in the grow program and continuing through the sale of medicinal products in a sophisticated retail Point of Sale delivery system,.

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

Competitive business conditions and the Company’s competitive position in the industry and methods of competition

Any industry served by the Company is likely to be highly competitive across the entire United States and the rest of the world. In particular, the cannabis industry, being the impetus of all the Company’s attention at this juncture, is very highly competitive and has drawn thousands of competing entities.  While the Company believes its technology, programs, and plans place it in a posture to compete at the highest levels, the sheer numbers of competitors must be recognized. The Company has elected to devote the majority of its efforts on production and sales of its products and services within the continental United States but may institute operations in diverse countries.  Even so, the Company must be considered as currently competing with other companies in diverse countries that can potentially produce and sell competitive products at lower prices.  While the Company believes that there are other hurdles for those foreign entities to overcome, including the high cost of international shipping to U.S. buyers, we believe that they nonetheless can compete with us in our markets.  We will potentially compete with a variety of companies, both domestic and international, and as such will be subject to various levels of competition. There is no assurance the Company will be able to adhere to its plans or to engage in any acquisitions or mergers.  The Company will consider potential opportunities to buy, sell or distribute its products in other countries.

Sources and availability of raw materials and the names of principal suppliers

One of the ingredients used in the extraction process is carbon dioxide. MariJ Pharma depends on a supplier to supply high quality carbon dioxide. This supplier produces the highest quality carbon dioxide for the cannabis industry. If MariJ Pharma was not able to obtain carbon dioxide from this supplier, it would need to look to other suppliers to supply this critical ingredient. However, the quality of the ingredient would suffer and the Company may not be able to obtain it at reasonable cost. At the present time, the Company is not anticipating a disruption of service by this supplier, whose identity we choose to keep confidential.

Dependence on one or a few major customers

In November 2016, MariJ Pharmaceuticals, Inc. entered into a service provider agreement with a USDA organic farm in northern Colorado.  The Company has concluded its first 500lb contract and has executed a second 500lb contract, producing what the Company believes to be the first USDA certified organic Hemp oil produced in America today.

During the year ended December 31, 2017, the Company’s revenues were concentrated on three customers, CBD Rx, Precision Cultivation, Inc. and Blue Circle Development, Inc., who accounted for approximately 33%, 28% and 32%, of the total consolidated revenues, respectively.

During the year ended December 31, 2016, the Company’s revenues were concentrated on two customers, CBD Rx and Blue Circle Development, Inc., who accounted for approximately 72% and 23%, of the total consolidated revenues, respectively.

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

Effect of existing or probable governmental regulations on the business

A majority of the states that have legalized the growing, production, and use of cannabis oil have passed legislation authorizing the use of high-CBD content and low-THC content oils.  As a result, and in keeping with regulations and laws in those venues, the Company, through its subsidiaries, intends to concentrate on those products unless and until the laws change to facilitate a wider range of grow and production opportunities.  The Company does have the technology and capability of extracting high-THC oils in those venues that do allow it and will provide services to growers in those areas as contracted.

The Company, through its new subsidiaries, will operate in the medical cannabis sector.  In order to help our shareholders better understand the products we intend to employ in our business plans, we have provided certain explanations and definitions below.

The Company will initially extract and process a derivative of the cannabis plant known as CBD oil. CBD is one of dozens of compounds found in cannabis plants that belong to a class called cannabinoids. Of these compounds, CBD, CBG, CBN, CBC and THC are usually present in the highest concentrations and have the most common practical applications in the medical field.  The Company’s subsidiaries currently give most attention to high-CBD/low-THC products.  Marijuana, unlike most modern-day medicine, contains a wide range of chemical compounds. Scientists have identified to date, over 114 unique molecules in cannabis known as cannabinoids, which include THC and CBD. Many other non-cannabinoid compounds are produced by the plant, but these are the compounds that are most addressed as having a use by the medical community.

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

Inherent risks currently exist in this industry as a result of the determination by many nationally-chartered banks that they would be operating outside the federal laws by accepting deposits from cannabis oil producers.  Many states have legalized the growing, production, sale, and consumption of various cannabis related products, but the federal government has continued to take the position that such activities are not legal.  However, the federal government has taken the posture for years that it will defer to the states in those matters insofar as certain products, such as those containing a high concentration of THC, are not transported across state lines.  As such, many nationally-chartered banks fear prosecution under money-laundering or other statutes, relegating some businesses to maintain large sums of cash on hand, and meeting payrolls and accounts payable obligations with cash rather than checks.  As a result, those businesses are placed at high risk of internal and external theft and crimes relating to the lack of controls and security afforded by transactional banking.  The Company is currently utilizing various financial institutions for its deposit needs, but this still creates risks when the proceeds at diverse production locations, often themselves in cash due to the same issues, cannot be deposited in nearby accessible depositories.  The Company has an armored vehicle for use in the transport of cash and cannabis products but believes those risks will not be minimized until national depository institutions allow cannabis-related businesses to utilize their facilities.

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

Number of total employees and number of full-time employees

As of December 31, 2017, the Company had a total of six employees, five of which are full time.

Available Information

Our Web address is www.acaciadiversifiedholdings.com. The Company attempts to make its electronic filings with the Securities and Exchange Commission (“SEC”), including all Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports, available free of charge on its Web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. In addition, information regarding our board of directors is available on our Web site. The information posted on our Web site is not incorporated into this Annual Report on Form 10-K.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Description of Properties

During the year ended December 31, 2017, the Company’s EMT subsidiary purchased a parcel of land in Tennessee. The Company does not currently own any other real properties.

The Company rents its administrative office in Clearwater, Florida on a month to month basis and has a two-year lease on its retail space in Nashville, Tennessee.

Item 3.    Legal Proceedings

None.

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is presently quoted on the OTCQB of the OTC Markets marketplace under the trading symbol ACCA. Historically, trading in our stock has been very limited and the trades that have occurred cannot be characterized as amounting to an established public trading market. As a result, the trading prices of our common stock may not reflect the price that would result if our stock was actively traded.

The following are high and low closing prices quoted on the OTCQB during the periods indicated.

	Closing Prices
	High	Low
Quarters ending in 2016
March 31	$2.34	$0.28
June 30	$2.50	$1.20
September 30	$1.90	$1.41
December 31	$2.50	$0.15
Quarters ending in 2017
March 31	$2.00	$1.30
June 30	$1.75	$1.07
September 30	$1.29	$0.53
December 31	$0.59	$0.34

As of December 31, 2017, the Company had 224 registered stockholders of record. The Company believes that it may also have as many as 200 or more additional beneficial shareholders.  The number of both shareholders of record and beneficial shareholders may change on a daily basis and without the Company’s immediate knowledge.

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

At its meeting of directors on February 1, 2007, the Company’s board of directors approved the Acacia Automotive, Inc. 2007 Stock Incentive Plan1 (the “Plan”), which was approved by our stockholders on November 2, 2007, reserving 1,000,000 shares to be issued there under in the form of common stock or common stock purchase options.  On July 26, 2012, our shareholders voted to update and extend the Acacia Automotive, Inc. 2007 Stock Incentive Plan, renaming it the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan. Warrants, which may be included as equity compensation of used in other manners, are not a component of the Plan. On June 29, 2015 shareholders holding a majority of the shares of the Company voted to discontinue the Company’s stock incentive plans, but shares or options may still be authorized and issued by the Company’s Board of Directors. In resolutions since the implementation of the Plan, the directors granted restricted stock, warrants, and options for compensation summarized as follows as of December 31, 2017:

SUMMARY OF THE PLAN

Plan Description at December 31, 2017 and 2016	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Initial Number of Securities Available for Issue Under the Plan			1,000,000

Total Equity Plan Options outstanding at December 31, 2015 (1)	90,000	$0.34	4,243,072
Total options approved and issued in 2016	-	-	-
Options exercised by holders in 2016	15,000	-	-
Total Equity Plan Options outstanding at December 31, 2016 (2)	75,000	$0.41	*-
Total options approved and issued in 2017	-	-	-
Options expired in 2017	10,000	-	-
Total Equity Plan Options outstanding at December 31, 2017 (3)	65,000	$0.35	*-

(1)	The number of Options issued and exercised under the Plan in the years 2007 through 2016 and the increases in securities added to the Plan* for each year are as follows:

Year	Options Granted	Options Forfeited or Exercised		Securities added to Plan	Securities available* at December 31st
2007	155,000	-0-		-0-	845,000
2008	240,000	-0-		479,900	1,084,900
2009	195,000	-0-		482,500	1,372,400
2010	145,000	(255,000)		483,300	1,965,700
2011	-0-	(390,000)		462,500	2,818,200
2012	-0-	-0-		462,500	3,280,700
2013	-0-	-0-		462,500	3,743,200
2014	-0-	-0-		499,872	4,243,072
2015	-0-	-0-		*	*
2016	-0-	15,000	[1]	*	*
2017	-0-	10,000	[2]	*	*

* The plan was terminated on June 29, 2015.

1No options were cancelled and 15,000 options were exercised in 2016.
210,000 options expired and no options were exercised in 2017.

(2)	Of the 75,000 options still active as of December 31, 2016: (i) 10,000 expire at 11-2-2017; (ii) 15,000 expire at 12-31-2018; (iii) 30,000 expire at 11-6-2019; and, (iv) 20,000 expire at 12-23-2020.

(3)	Of the 65,000 options still active as of December 31, 2017: (i) 15,000 expire at 12-31-2018; (ii) 30,000 expire at 11-6-2019; and, (iii) 20,000 expire at 12-23-2020.

In February 2018, the Company adopted the Acacia Diversified Holdings, Inc. 2018 Stock Grant and Option Plan (“2018 Plan”). The purpose of the 2018 Plan is to offer selected employees, directors and consultants an opportunity to acquire a proprietary interest in the success of the Company. Awards that can be granted from the 2018 Plan include registered shares, restricted shares and options as well as the direct award or sale of shares of the Company’s common stock. The aggregate number of shares which  may be issued or transferred pursuant to an award shall not exceed 5,000,000 shares of authorized common stock of the Company. Subsequent to the adoption of the 2018 Plan, the Company filed Form S-8 with the Securities and Exchange Commission to register 1,000,000 shares of the Company’s common stock pursuant to a consulting agreement.

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

In 2016, following the acquisition, the Company formed two new subsidiaries to conduct its new medical cannabis business activities, being MariJ Pharmaceuticals, Inc. (“MariJ Pharma”) and Canna-Cures Research & Development Center, Inc. (“Canna-Cures”). In 2017, the Company formed a new subsidiary Eufloria Medical of Tennessee, Inc. (“EMT”) to conduct its retail business in the state of Tennessee.

MariJ Pharmaceuticals, Inc.

MariJPharma engages in the extraction and processing of very high quality, high-CBD/low-THC content medical grade cannabis oils from medical hemp plants.  MariJPharma specializes in utilizing organic strains of the hemp plant, setting itself apart from the general producers of non-organic products.  In addition, MariJPharma has the technical expertise and capability to process and formulate the oils and to employ them in its compounding operations.  MariJPharma will seek to become engaged as owner or co-owner of a grow facility such as to produce its own plants for processing. The Company intends to acquire, through its MariJ Pharma subsidiary, portions or complete ownership of licenses and grow operations in one or more states and seeks to cultivate, organically extract and process its medicinal cannabis crops year around in indoor facilities.  The acquisition of these licenses is anticipated to provide the Company with the opportunity to compound medicinal products using mixtures of high cannabinoid profile oils that have very little hallucinogenic properties but have significantly improved medicinal properties. This GeoTraking Technology is designed to provide a full-channel patient care tracking system that is fully compliant under today’s strict HIPAA regulations that require privacy and security of the patient’s information. Beginning with RFID labeling and tracking of every single seed employed in the grow program and continuing through the sale of medicinal products in a sophisticated retail Point of Sale delivery system.

MariJ Pharma’s revenues are anticipated to be generated primarily from several activities, including but not limited to the following:

a.
Cannabis oil extraction and processing. MariJ Pharma has a unique mobile cannabis oil processing and extraction unit designed into a heavy-duty trucks.  That unit has already begun performing extractions and processing of medical hemp oils at various sites and is currently developing additional contracts for services.

b.	Wholesale sale of raw and processed medical cannabis oils.
c.
Compounding and manufacturing.  MariJ Pharma has begun construction of a mobile laboratory and testing unit, also on a heavy-duty truck chassis, intended to address the growing demand for these services in the medical cannabis industry.

d.	Licensing and support of the Company’s GeoTraking Technology systems
e.	Processing and compounding services for medical grade cannabis oils

On September 28, 2016, MariJ Pharmaceuticals, Inc. received an Organic Certification under the U.S. National Organic Program (7 CFR Part 205) for its proprietary CO2 mobile cannabis oil extraction process and handling from OneCert, Inc., the issuing authority for that certification. As such, MariJ is now authorized to process directly for certified organic farms and is able to produce certified organic cannabis oils.

The Company is preparing to seek additional investments and financing to pay the costs of building its second mobile oil extraction and processing unit, to finance final construction of its mobile compounding and manufacturing unit for the same industry, and to complete the roll-out of its GeoTraking Technology system. There can be no assurance the Company will be successful in its plans to generate the required capital.

Canna-Cures Research & Development Center, Inc.

The Company acquired the assets and the business of Canna-Cures Research & Development Center, LLC, a Florida limited liability company, on January 15, 2016.  The Company utilizes this subsidiary to engage in research and development activities as well as retail and wholesale distribution of medicinal hemp products and dietary supplements in the state of Colorado, depending upon our ability to comply in each instance with FDA rules and other regulations.  Canna-Cures closed its retail operations in 2017 and began to focus its efforts in its development activities in Tennessee.

Eufloria Medical of Tennessee, Inc.

In addition to our current extraction operations in the State of Colorado, the Company has been invited to be part of the hemp pilot program in Tennessee. This program provides the Company the license to grow, manufacture, and dispense hemp oil in Tennessee and represents the first step in moving its operations to the east coast of the United States. The Company plans on participating in this pilot program through this new, wholly-owned subsidiary.

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

4)
Retail, and wholesale distributor, sales of cosmeceutical and nutraceutical products and dietary supplements containing its high-quality cannabis oil extracts, subject to compliance with FDA and other regulations.

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

During the year ended December 31, 2017, we generated $478,231 of revenue compared to $311,283, an increase of $166,948 or 54%. The increase is as a result of more aggressive advertising and marketing effort which enabled us to obtain additional contracts for extraction services. Costs of goods sold increased by $2,360, or 1%, from $238,983 to $241,343 primarily due to increase in depreciation on extraction equipment. As a result, gross profit increased by $164,588 or 228% from $72,300 to $236,888.

During the year ended December 31, 2017, our selling, general and administrative expenses decreased by $179,534 or 10% from $1,814,419 to $1,634,885. Employee compensation expenses increased due to the hiring of an administrative assistance and a financial controller in 2017. This increase is offset by the decrease in general and administrative expenses. The decrease in general and administrative expenses is primarily due to the closing of our retail operations in Colorado in July 2017. In addition, we retained legal counsel in 2016 to assist in obtaining an operating license in the state of Tennessee in addition to our normal and recurring legal expenses. In January 2016, we also merged into a public entity which necessitated significant but non-recurring legal and accounting fees. As part of the merger, we also incurred additional expenses on our former CEO related to him relinquishing controls and resigning from all positions from the Company. These non-recurring events contributed to high selling, general and administrative expenses in 2016.

As a result of the above, operating losses decreased by $344,122 or 20% from $1,742,119 to $1,397,997 during the year ended December 31, 2017.

The Company’s other expenses were $435,731 during the year ended December 31, 2017. This is primarily due to cash and non-cash interest expense incurred on note payable with related party and on convertible note and amortization of debt issuance costs. The Company’s other expenses were $42,995 during the year ended December 31, 2016, primarily due to a loss on sale of equipment to a related party of $42,987. Increase in other expenses was $392,744, or 913% during the year ended December 31, 2017.

As a result of the above, our consolidated net loss for the year ended December 31, 2017 amounted to $1,833,728 compared to a consolidated net loss of $1,785,114 for the year ended December 31, 2016, an increase of $48,614 or 3%.

Total Assets.  Total assets at December 31, 2017 and December 31, 2016 were $606,800 and $684,783, respectively.  Total assets consist of current assets of $119,528 and $203,095, respectively, net property and equipment of $483,931 and $480,847, respectively, and deposits of $3,341 and $841, respectively. Total assets decreased by $77,983, or 11% primarily due to a decrease in cash of $15,461 or 35% at December 31, 2017, a decrease in accounts receivable of $12,810 or 36% due to management providing an allowance for doubtful accounts, and a decrease in prepaid expenses of $49,468, or 82% due to curtailing insurance and other subscription expenditures during the year.

Total Liabilities.  Total liabilities at December 31, 2017 and December 31, 2016 were $1,092,168 and $394,530, respectively. Total liabilities consist of accounts payable and accrued expenses of $452,710 and $390,530, respectively. The increase of $62,180 primarily represents accrued bonus to our current CEO of $59,500, accrued severance to our former CEO of $250,000 and increase in accounts payable to our vendors of $19,829 due to increase in operating activities and increase in payroll taxes payable of $11,092 as a result of timing of our payroll cycle. Payable to related party of $4,000 at December 31, 2016 represents amounts owed to our current CEO for two months of automobile allowance and rental of a small office owned by him, pursuant to his employment agreement with the Company.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. For the year ended December 31, 2017, we had a net loss of $1,833,729. In light of the continued net losses, our ability to continue as a going concern is dependent upon our ability to begin operations and to achieve a level of profitability. We intend on financing our future development activities and our working capital needs largely from the sale of its common stock with some additional funding from other traditional financing sources such as bridge loans until such time that funds provided by operations are sufficient to fund working capital requirements. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we become unable to continue as a going concern.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock and notes payable and advances from our majority stockholder. During the year ended December 31, 2017, we obtained working capital largely from issuing a note payable to a related party in the amount of $537,283. During the year ended December 31, 2016, we raised cash of $65,000 through sale of common stock and received $600,000 of working capital advances from our majority stockholder.

We have incurred significant net losses and negative cash flows from operations since its inception. As of December 31, 2017, we had an accumulated deficit of $4,953,946.

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products, may increase significantly in the future.

We will be dependent upon its existing cash, together with anticipated net proceeds from any sale of common stock and future debt issuances, to finance our planned operations through the next 12 months. Additional capital may not be available when required or on favorable terms. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders.

During the year ended December 31, 2017, we used cash from operations of $487,777 compared to $987,886 in 2016, a decrease of $500,109. This is largely attributable to the cash savings from reduction in our prepaid expenses and cash generated from increase in our accounts payable, accrued expenses and payable to related parties. To generate a positive cash flow, we will have to increase our revenues and decrease expenses.

During the year ended December 31, 2017, we invested $11,284 in the purchase of property and equipment, compared to $35,414 in 2016. Cash investment in property and equipment was lower in current year because of limiting cash flows.

During the year ended December 31, 2017, we generated $483,600 from financing activities compared to $846,004 in 2016. In 2017, we obtained working capital largely from issuing note payable to a related party for $405,000 and from issuance of a convertible note to an investor for $79,050 which was paid back in 2017. In 2016, $600,000 was provided from advances from our majority stockholder, $180,854 was provided through the merger and $65,000 was provided from proceeds from issuance of common stock.

As a result of the above, as of December 31, 2017, we had a negative consolidated cash flow of $15,461 for the year compared to a negative consolidated cash flow of $177,296 for the year ended December 31, 2016.

Discussions Regarding Operating Leases and Commitments

As of December 31, 2017, the Company has the following operating lease obligations.

The Company rents administrative space in Clearwater, Florida at $904 per month on a month to month basis. The Company also entered into a 24 months lease to rent retail space in Nashville, Tennessee at $2,500 per month.

On May 1, 2016, the Company entered into an employment agreement with its CEO. The term of the employment is through December 31, 2019 and at a starting salary of $170,000 and annual bonus at 35% of the salary. Any salary and bonus increases must be reviewed and approved by the Company’s board of directors. The Company's board of directors approved a salary increase for our CEO to $195,000 for the year ended December 31, 2017. The agreement provides for a monthly reimbursement of $1,000 for the rental of a second office owned by the CEO and a monthly automobile allowance of $1,000. During the years ended December 31, 2017 and 2016, expenses related to the office rental and automobile allowance totaled $24,000 and $16,000, respectively, of which $10,000 and $4,000 remained owed to the CEO at December 31, 2017 and 2016, respectively. As such, the Company is committed to an annual expenditure of $24,000 for each of the years ended December 31, 2018 and 2019.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses for all periods presented and has a substantial accumulated deficit. As of December 31, 2017, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

DEBT ISSUANCE COSTS - The Company follows Accounting Standard Update 2015-03 – Simplifying the Presentation of Debt Issuance Costs, which requires direct costs associated with the issuance of convertible note to be presented in the balance sheet as a direct reduction from the carrying value of the associated debt liability. These costs are amortized into interest expense over the contractual term of the note or a shorter amortization period when deemed appropriate. The Company amortizes debt issuance costs for its convertible note immediately upon issuance since the note is convertible on demand.

OFFERING COSTS - The Company follows the SEC Staff Accounting Bulletin, Topic 5 - Miscellaneous Accounting, which requires that specific incremental costs directly attributable to a proposed or actual offering of securities may be deferred and charged against gross receipts of the offering. However, deferred costs of an aborted offering, or a postponement of existing offering exceeding 90 days, may not be deferred and charged against proceeds of a subsequent offering.

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

STOCK BASED COMPENSATION - The Company accounts for stock-based compensation under Accounting Standards Codification 718 - Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date and recognized over the period during which an employee is required to provide services (requisite service period). An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense during the years ended December 31, 2017 and 2016.

The Company accounts for stock-based awards based on the fair market value of the instrument using the Black-Scholes option pricing model and utilizing certain assumptions including the followings:

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

Management, including our Principal Executive Officer, Chief Executive Officer, who acts as our Principal Financial Officer, Chief Financial Officer, does not expect that our controls and procedures will prevent all errors and fraud, and our present efforts are oriented on improving the availability and thoroughness of information to management and to generate financial statements.  In designing and evaluating the controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.  Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Principal Executive Officer, Chief Executive Officer and Principal Accounting Officer, Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2017.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive Officer, Chief Executive Officer and Principal Financial Officer, Chief Financial Officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the Company’s transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of the Company’s assets are made in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria set forth in the Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017 because of material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis. Our management concluded that the Company has material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Management has, however, implemented controls and procedures in recent years surrounding cash disbursements, internal financial accounting, including cross reconciliations covering equity transactions and hiring a financial controller to further enhance our internal controls.

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

Changes in Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2017, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. During the year ended December 31, 2017, management has, however, continued to strengthen internal controls and procedures through the implementation of entity-level controls.

Item 9B.  Other Information

Steven L. Sample resigned as an employee and director of the Company as of December 31, 2016 and accepted a settlement in cancelling the remainder of his employment contract with the Company on January 17, 2017.  Those events were reported in their entirety by the Company on its Current Report on Form 8-K on January 24, 2017.  That document is available for viewing on the Company’s website at: http://www.acacia.bz/sec/sec.htm and on the SEC website at:

https://www.sec.gov/Archives/edgar/data/1001463/000118518517000112/0001185185-17-000112-index.htm

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors
The directors and executive officers of the Company, and their respective ages, as of December 31, 2017, and positions held with the Company, were as follows:
Name	Age	Position
Richard K. Pertile	56	Director, President, Chairman of the Board, Chief Executive Officer and Chief Financial Officer
Danny R. Gibbs	60	Director
Neil Gholson	58	Director
Gary J. Roberts, Jr.	51	Director
Kim Edwards	50	Vice President and Chief Operating Officer

Richard K. Pertile, age 55, became CEO, President, a Director, and Chairman of the Board of Directors of the Company on January 15, 2016. Since 2013 until January 15, 2016 Mr. Pertile served as President and Chief Executive Officer of MariJ Agricultural, Inc.  He founded JR Cannabis Industries, Canna-Tags, and Canna-Cures R&D in Clearwater Florida where he began building a medical cannabis consortium.   Born, raised and educated in the Chicago area, he successfully operated his own restaurants, hotel and nightclub.  Relocating to Pinellas County, Florida in 1989, Mr. Pertile joined Cornerstone Marketing of America, a subsidiary of United Insurance Companies, quickly being promoted to Executive Vice-President with responsibility for building its nationwide outside sales team.  By the end of 2003, Mr. Pertile achieved year-over-year compounded growth of 30%, generating more than $1 billion in sales through 8,000 independent contractors in 40 states.  After retiring in 2004, he turned his attention to philanthropy work in helping build a workout facility with the Juvenile Protection Services Program of Florida.  From 2006 to 2010, after re-entering the business sector, he became President and Chief Marketing Officer of Independent Producers of America, a small Texas corporation he lead to becoming a publicly traded company on the Nasdaq Exchange.  Again turning his attention to philanthropies in 2010, he formed the Pertile Family Foundation and was appointed to the Board of Directors of the Tampa Chapter of the American Diabetes Association where he concentrated his fundraising activities. Mr. Pertile earned degrees in Business Management and Wastewater Engineering from the College of Lake County, Illinois, and trained under such recognized business leaders as Zig Ziglar, Dr. David Cook, Dr. Rick Jernigan, Brian Flanagan, and Brian Tracy.  Mr. Pertile resides in Florida with his wife of 27 years, Debbie.  They have two sons, both residing in Florida.

Danny R. Gibbs, age 60 was reappointed to the Board of Directors on September 1, 2013 after originally serving from October of 1984 through September 29, 2011.  Mr. Gibbs was the President of Gibbs Construction, Inc. (later becoming Acacia Automotive, Inc. and ultimately Acacia Diversified Holdings, Inc.) and a charter member of the Company’s Board of Directors beginning with its formation in October of 1984 until April of 2000, and in February of 2007 Mr. Gibbs agreed to serve on Acacia’s new board, where he served until September 29, 2011. The Company was most pleased to welcome Mr. Gibbs’ return to its Board of Directors as he brings decades of experience in the public domain.  From 2000 through 2003, Mr. Gibbs served as Senior Project Manager for TOC Companies in the Dallas, Texas area. From the beginning of 2004 through the present, he has served in a similar capacity with Dimensional Construction, Inc. Both companies were located in Garland, Texas where Mr. Gibbs resides with his family.

Neil B. Gholson, age 58.  Mr. Gholson’s background is rooted deeply in the financial services and insurance industries since 1988, serving on the board of directors with 4 companies during the last ten years.  Mr. Gholson has been the owner and principal of Long Term Care Financial Solutions, LLC since 2003, and co-owner and principal of Medicare Insurance Consultants, LLC since 2015. He graduated with a BA in History from Atlantic Christian College in 1981 and earned a Certificate in Financial Planning from Florida State University in 2006.  Mr. Gholson resides in Tampa, Florida with wife Michele and 2 daughters.

Gary J. Roberts, Jr., age 51. As a young entrepreneur attending the University of Alabama, Mr. Roberts started and grew various service-oriented companies. Following college, Mr. Roberts played a key role in developing Transplatinum Plus, an electronic fuel card transfer company in Nashville, Tennessee that was eventually sold to Fleet One. For the next eight years Mr. Roberts served as Vice President and Chief Operating Officer of Perma Crete Resurfacing Products in Nashville, Tennessee from 1993 to 2001 where he expanded the operation nationally with an extensive dealership distribution system as well as running a national retail installation department. In 2001, Gary shifted gears and turned his focus to the Health Insurance industry.  He was District Manager with Cornerstone America from 2000 to 2002 while building one of the top teams in the nation. Gary assumed the position of Vice President of the Company’s Southeastern Territory in 2003, maintaining that position through the present. During this time, Mr. Roberts has continued to build it into one the nation’s largest insurance distribution groups, with his territory ranking in the top two USA every year as well as being ranked as the top territory in the USA one of those years.

Mrs. Edwards, age 50, was born and raised in Boston, Massachusetts until moving to Florida to assume a position in resource and financial management, later managing advisory services for an independent financial firm. Mrs. Edwards subsequently owned and operated retail businesses in Florida. After serving as a Director in the healthcare industry for Independent Producers of America April 2009 through May 2014, Mrs. Edwards joined MariJ Agricultural, Inc. May 2014.  Following the merger between the MariJ Group of companies and Acacia, Mrs. Edwards assumed the duties of Chief Operating Officer of the consolidated entity and was appointed as Vice President of the Company in conjunction with her other duties on August 18, 2016. Mrs. Edwards and her husband of 25 years reside in the Palm Harbor, Florida area with their three children.

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of reports submitted to us during the fiscal year ended December 31, 2017, the following table sets forth the name of any such person that failed to file the required forms on a timely basis, including the number of late reports, the number of transactions not reported on a timely basis and any known failure to file a required form.

Name	Number of late reports	Number of transactions not reported timely
Richard K. Pertile, CEO and CFO	1	1

Committees of the Board of Directors

On January 15, 2016, the Company appointed various directors to committees and the chairs thereof as follows:

Board Committees

The Board has a standing Audit Committee, Compensation Committee, and Nominating Committee. The Board has determined that the Chairs and all non-employee committee members are independent under applicable NASDAQ, NYSE, and SEC rules for committee memberships. The members of the committees are shown in the table below.  The Company’s CEO, Mr. Pertile,  as an employee and director of the Company, are considered to be “not independent”.

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

Compensation Committee

The Compensation Committee is responsible primarily for reviewing the compensation arrangements for the Company’s executive officers, including the CEO, and reviewing the Board’s compensation. It is authorized by the Board of Directors to approve compensation arrangements and employment agreements.  The only employment agreements currently in place is that of Richard K. Pertile, the Company’s current CEO who serves as an employee and a director, and Kim Edwards who serves as the Company’s Chief Operating Officer

Nominating Committee

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

Three members of the board of directors are considered to be independent directors, but Mr. Pertile and Ms. Edwards, as current CEO and COO, respectively, of the Company and by virtue of their status as affiliates of the Company, are not considered to be independent.  Thus, there is a potential conflict in that Mr. Pertile and, as a board member who are also part of management, will participate in discussions concerning issues that may affect management decisions.

Code of Ethics

On November 6, 2017, the Board of Directors approved, and the Company adopted the Code of Business Conduct and Ethics and the Code of Ethics for the President and Senior Financial Officers.

Item 11.  Executive Compensation

The following table sets forth certain information concerning the compensation earned during the years ended December 31, 2017 and 2016 by the Company’s Chief Executive Officers, Chief Financial Officer and Chief Operating Officer, for whom disclosure is required:

SUMMARY COMPENSATION TABLE

		Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Total
Richard K. Pertile (1)	2017	$195,000	$68,250	$263,250
	2016	$170,000	$59,500	$229,500
Kim Edwards (2)	2017	$101,192	$35,417	$136,609
	2016	$96,000	$-	$96,000
Steven Sample, CEO (3)	2017	$-	$-	$-
	2016	$195,000	$48,000	$243,000

(1)  Mr. Pertile became CEO and CFO of the Company on January 15, 2016 and has continued to serve in that capacity without interruption. Bonus earned in 2016 and 2017 was accrued and has not yet been paid.

(2)  Ms. Edwards became Vice President and COO of the Company on August 18, 2016 and has continued to serve in that capacity without interruption. Bonus earned in 2017 was accrued and has not yet been paid.

(3)  Mr. Sample became CEO of the Company in 2006 and continued to serve in that capacity without interruption until January 15, 2016.

As of December 31, 2017, the Company has not paid any compensation to its officers in the form of common stock, and there is currently no plan to do so.

Option Tables

The following table sets forth certain information concerning grants of options to purchase shares of common stock of the Company made during the years ended December 31, 2017 and 2016, to the executive officers named in the Summary Compensation Table.

EXECUTIVE STOCK OPTION GRANTS
(YEARS ENDED DECEMBER 31, 2017 AND 2016)

	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options Unexercisable	Weighted Average Per Share Exercise Price	Expiration Dates
None	-	-	-	-

Director Compensation

Since February 1, 2007 through December 31, 2010 directors of the Company served without compensation except under the Acacia Automotive, Inc. 2007 Stock Incentive Plan for which each non-employee director of the Company was granted an option to acquire an initial 10,000 shares of common stock upon his appointment or election to the board, and 15,000 additional options were granted upon election to a full term and annually thereafter.  On December 30, 2010, the Company’s Board of Directors suspended the issuance of options as compensation to its directors effective January 1, 2011, and as such issued no options as director compensation from that time through December 31, 2017.  The Company did not issue any common stock purchase options for any reason since December 31, 2010. In 2015 the Company paid cash compensation to each of its three non-employee directors in the amount of $10,000 per director for a total of $30,000.

The following table sets forth certain information regarding compensation paid to directors for the fiscal years ended December 31, 2017 and 2016:

	Dollar Amount Recognized for Financial Reporting Purposes
	2017	2016
Richard K. Pertile (1)	$-0-	$-0-
Steven L. Sample (2)	-0-	-0-
Neil B. Gholson (3)(8)	33,000	-0-
Gary J. Roberts, Jr. (4)(8)	33,000	-0-
Danny Gibbs (5)(8)	33,000	-0-
V. Weldon Hewitt (6)	-0-	-0-
Dan L. Rigdon (7)	-0-	-0-
Total	$99,000	$-0-

Upon a change of control, all outstanding options granted to executive officers and directors vest.

(1)	Appointed as Chairman of the Company’s Board of Directors January 15, 2016.
(2)	Served as Chairman of the Company’s Board of Directors from August 2006 until January 15, 2016, at which time he continued to serve as a director until resigning on January 17, 2017.
(3)	Appointed to the Company’s Board of Directors on January 15, 2016.
(4)	Appointed to the Company’s Board of Directors on January 15, 2016.
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

(7)	Appointed to the Company’s Board of Directors on September 1, 2013, and served until resigning January 15, 2016.
(8)
In the year ended December 31, 2017, each of these directors was issued 20,000 shares of the Company’s restricted common stock for services performed. These 60,000 shares were valued at $99,000 on commitment date. There was no cash compensation paid to the directors.

Benefit Plans

As a part of the changes resulting in the emergence of Acacia Automotive, Inc. from the former Gibbs Construction, Inc. in 2007, all stock option plans and warrants existing prior to the change of name and change of control to Acacia’s management in 2007 were canceled.  At the board of directors meeting held on February 1, 2007, the Company adopted a new stock incentive plan.  Awards of options made after that date were in congruence with the Acacia Automotive, Inc. 2007 Stock Incentive Plan.  On July 26, 2012, shareholders representing a majority of the votes of the Company voted to extend the Company’s stock incentive plan and rename it the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan. The Company provided health, disability, and life insurance plans for its parent Company employees until July 31, 2012 and provided certain additional benefits to its CEO under the terms of his employment agreement. On June 29, 2015 shareholders representing a majority of the votes of the Company voted to terminate the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan.  In actions of January 15, 2016 the Company discontinued certain benefits to Mr. Sample following his resignation as CEO, President and Chairman of the Board by granting him a Modified Employment Agreement effective as of that date.  He remained as an employee and a director of the Company until terminating his Employment Agreement and resigning on January 17, 2017.

In February 2018, the Company adopted the Acacia Diversified Holdings, Inc. 2018 Stock Grant and Option Plan (“2018 Plan”). The purpose of the 2018 Plan is to offer selected employees, directors and consultants an opportunity to acquire a proprietary interest in the success of the Company. Awards that can be granted from the 2018 Plan include registered shares, restricted shares and options as well as the direct award or sale of shares of the Company’s common stock. The aggregate number of shares which  may be issued or transferred pursuant to an award shall not exceed 5,000,000 shares of authorized common stock of the Company. Subsequent to the adoption of the 2018 Plan, the Company filed Form S-8 with the Securities and Exchange Commission to register 1,000,000 shares of the Company’s common stock pursuant to a consulting agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 31, 2017, the ownership of common stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the Company’s common stock, (ii) each director of the Company, and (iii) all directors and officers as a group.  Except as otherwise indicated, each stockholder identified in the table possesses sole dispositive voting and investment power with respect to its or his shares.

Shares Owned at December 31, 2017
Name and Address of Beneficial Owner	Number of Shares	Percent
Richard K. Pertile (1)	4,944,000	28.20%
Steven L. Sample (2)	1,659,290	9.47%
Neil B. Gholson (3)	240,000	1.37%
Gary J. Roberts, Jr. (4)	377,720	2.15%
Danny R. Gibbs (5)	177,500	1.01%
All directors and officers as a group (five persons)	7,398,510	42.20%
All of the above as a group (five persons)	7,398,510	42.20%

(1)  Mr. Pertile became the CEO and President of the Company and the Chairman of the Board of Directors on January 15, 2016.  He acquired 1,014,000 shares of the Company’s Common stock in the Asset Purchase Agreement on that same date by and between the Company and the MariJ Group of Companies.  Mr. Pertile also acquired another 1,220,000 shares of the Company’s Common stock in the remainder of 2016. Mr. Pertile was issued 210,000 shares of the restricted Common stock of the Company in 2017 for services and interest on his loans to the Company.  Mr. Pertile had also obtained from Mr. Sample, in conjunction with the acquisition, the right to acquire an additional 2,500,000 shares of Mr. Sample’s Common stock of the Company, and in 2017 Mr. Pertile exercised his option to do so. This resulted in Mr. Pertile’s ownership of 4,944,000 shares of Company’s common stock with a corresponding number of votes, or 28.20% of the total issued and outstanding shares of the Company. In addition, Mr. Pertile had an option to acquiring an additional 1,000,000 shares of Mr. Sample’s shares in the Company under a separate agreement but did not exercise such option.

(2) Mr. Sample served as the Company’s CEO, President, and Chairman of the Board from 2006 until January 15, 2016, when the Company acquired the MariJ Group of companies and installed that group’s chief executive as Acacia’s. Mr. Sample’s holdings as reflected in the table above excludes 950,000 warrants held by Mr. Sample issued in exchange for converting all his shares of the Company’s preferred stock to common stock in 2010, and not for compensation, at an average exercise price of $3.00 per share. Those warrants expired at December 31, 2016. Further, 2,500,000 of Mr. Sample’s shares in the above table were extended to Mr. Pertile through an offer to purchase in conjunction with the MariJ Asset Purchase Agreement.  Mr. Pertile exercised his right to acquire those shares on January 17, 2017. Mr. Pertile also had an option to acquire an additional 1,000,000 of Mr. Sample’s Acacia shares under a separate agreement. Mr. Pertile did not exercise this option. In subsequent events, Mr. Sample resigned as an employee and director of the Company on January 17, 2017. Mr. Sample disclaims any beneficial ownership of any securities owned by others and disclaims any beneficial ownership by others of any securities he owns.

(3)  Mr. Gholson became a director of the Company on January 15, 2016 and acquired 60,000 shares of the Company’s Common stock in the Asset Purchase Agreement of that same date and purchased an additional 110,000 shares in 2016. In 2017, Mr. Gholson also was issued 50,000 shares of the Company’s common stock for services performed related to the Company’s Equity Purchase Agreement with Peak One Investments, LLC and Peak One Opportunity Fund, LP and issuance of convertible notes to Peak One Opportunity Fund, LP. In addition, Mr. Gholson was issued 20,000 shares of the Company’s common stock as compensation for serving as a director of the Company. This resulted in Mr. Gholson’s ownership of 240,000 shares of Company’s common stock with a corresponding number of votes, or 1.37% of the total issued and outstanding shares of the Company.

(4)  Mr. Roberts became a director of the Company on January 15, 2016 and acquired 102,200 shares of the Company’s Common stock in the Asset Purchase Agreement of that same date and purchased an additional 150,000 shares in 2016.  In 2017, Mr. Roberts acquired another 10,000 shares. In addition, Mr. Roberts was issued 20,000 shares as compensation for serving as a director of the Company, and 95,520 shares for his efforts in acquiring and preparing the properties owned by the Company’s subsidiary Eufloria Medical of Tennessee, Inc. This resulted in Mr. Roberts’s ownership of 377,720 shares of Company’s common stock with a corresponding number of votes, or 2.15% of the total issued and outstanding shares of the Company.

(5)  Mr. Gibbs is a founder of the Company, first becoming a director in October 1984 before departing in September 2011.  Mr. Gibbs rejoined the board in 2013 and has continued to serve until the present.  Mr. Gibbs purchased 40,000 restricted shares of the Company in 2016 and owned 157,500 shares of the Company’s common stock at December 31, 2016. In 2017, Mr. Gibbs was issued 20,000 shares of the Company’s common stock as compensation for serving as a director of the Company. This resulted in Mr. Gibbs ownership of 177,500 shares of Company’s common stock with a corresponding number of votes, or 1.01% of the total issued and outstanding shares of the Company. Subsequent to 2017, Mr. Gibbs was issued 36,018 shares of the Company’s common stock as compensation for his efforts in renovating a property owned by the Company’s subsidiary Eufloria Medical of Tennessee, Inc.

Unless otherwise indicated, the address for each of the above-named individuals is 13575 58th Street North, Suite 138, Clearwater, Florida, 33760.

Change of Control

In January 2017, and as a result of the acquisition of significant shares of the Company’s Common stock by its CEO, Mr. Pertile and a significant reduction in ownership of the Company’s Common stock by its previous CEO Mr. Sample, Mr. Pertile became the Company’s largest shareholder with effective control.

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

Mr. Sample became CEO, President, and Chairman of the Board of Directors of the Company in 2006 and resigned that position in favor of Richard K. Pertile on January 15, 2016 in conjunction with the Company’s acquisition of the assets and businesses of the MariJ Group of companies on that date.  Mr. Sample disclaims any beneficial ownership of any securities owned by others and disclaims any beneficial ownership by others of any securities he owns.

Mr. Pertile became CEO, President, and Chairman of the Board of Directors of the Company on January 15, 2016 and continues to serve in those positions.

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

The Company has no other full-time corporate officers except for Mr. Pertile, its President and CEO, and Mrs. Edwards, its Vice President and COO, who devote the majority of their business time and efforts to the management and direction of the Company and its subsidiaries.  The President and CEO of the Company serves as a director of the Company as well as serving as an officer and director of the Company’s subsidiary corporations.  Service in those capacities with the subsidiaries is not considered to constitute a conflict of interest on the part of employees, managers, or directors.  The Company’s CEO and COO continued to serve in those capacities as of December 31, 2017. Mr. Sample resigned as CEO, President and Chairman of the Board of the Company on January 15, 2016 in favor of selection of new officers following the Company’s acquisitions of the MariJ Group of companies on that same date. Mr. Sample remained as a non-officer employee and director of the Company until January 17, 2017, at which time he resigned, effective December 31, 2016.

Item 14.  Principle Accountant Fees and Services

Aggregate fees for professional services rendered by KWCO for the years ended December 31, 2017 and 2016 were as follows:

	2017	2016
Audit fees	$74,790	$127,447
Tax preparation fees	11,500	7,500

Total fees	$86,290	$134,947

Audit Fees.  Audit fees consist of professional services rendered in connection with the audits of the Company’s annual consolidated financial statements, reviews of the Company’s internal accounting and reporting controls under Section 404 of the Sarbanes-Oxley Act, and reviews of interim consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q.

Tax Preparation Fees.  Tax preparation fees include preparation of federal and state tax returns. In 2017, the Company paid $11,500 for preparation of its 2016 tax returns. In 2016 the Company paid $7,500 for preparation of its 2015 tax returns.

The audit committee reviews all audit and non-audit related fees at least annually. The audit committee pre-approve all audit and non-audit related services in fiscal years 2017 and 2016.

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

Item 15.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)    Financial Statements

The following financial statements are included herewith:

(b) Exhibits required by Item 601, Regulation S-K;

Exhibit Number and Description			Location Reference

(3.0)	Articles of Incorporation
	(3.1)	Articles Of Amendment And Restated Articles Of Incorporation of Acacia Diversified Holdings, Inc. dated June 29, 2015	See Exhibit Key
	(3.2)	Restated Bylaws Of Acacia Diversified Holdings, Inc. dated June 29, 2015	See Exhibit Key
(9.0)	Voting Proxy Agreement between Rick Pertile and Steven L. Sample		See Exhibit Key
(10.1)	Consolidated Loan Agreement		See Exhibit Key
(10.2)	Consolidated Promissory Note		See Exhibit Key
(10.3)	Security Agreement – Acacia Diversified Holdings, Inc.		See Exhibit Key
(10.4)	Security Agreement -- Marij Agriculture, Inc.		See Exhibit Key
(10.5)	Security Agreement – Marij Pharmaceuticals, Inc.		See Exhibit Key
(10.6)	Security Agreement – Canna-Cures Research & Development Center, Inc.		See Exhibit Key
(14.0)	Code of Ethics		See Exhibit Key
(21.0)	List of Subsidiaries		See Exhibit Key
(31.1)	Certificate of Chief Executive Officer And Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
(32.1)	Certification of Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Key
3.1 Incorporated by reference herein from the Company’s Form 8-K filed on July 16, 2015.
3.2 Incorporated by reference herein from the Company’s Form 8-K filed on July 16, 2015.
9.0 Incorporated by reference herein from the Company’s Form 10-K filed on April 2, 2018.
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
14.0 Incorporated by reference herein from the Company's Form 10-Q filed on November 13, 2017.
21.0 Incorporated by reference herein from the Company’s Form 10-Q filed on August 7, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acacia Diversified Holdings, Inc.

Date: April 2, 2018	By:	/s/ Richard K. Pertile
Richard K. Pertile
Chief Executive Officer, Chief Financial Officer, President, and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard K. Pertile	Director	April 2, 2018
Richard K. Pertile

/s/ Neil B. Gholson	Director	April 2, 2018
Neil B. Gholson

/s/ Gary J. Roberts, Jr.	Director	April 2, 2018
Gary J. Roberts, Jr.

/s/ Danny R. Gibbs	Director	April 2, 2018
Danny R. Gibbs

ACACIA DIVERSIFIED HOLDING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Acacia Diversified Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Acacia Diversified Holdings, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholder’s equity (deficit), and cash flows for years ended December 31, 2017 and 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of its consolidated operations and  cash flows for the years ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ KWCO, PC

We have served as the Company’s auditor since 2015.

Odessa, Texas
April 2, 2018

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
 DECEMBER 31, 2017 AND 2016

	2017	2016
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$28,417	$43,878
Accounts receivable, net of allowance for doubtful accounts of $17,450 and $0 in 2017 and 2016, respectively	22,820	35,630
Inventories	57,257	63,085
Prepaid expenses and other current assets	11,034	60,502
Total Current Assets	119,528	203,095

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $172,783 and $108,886 in 2017 and 2016, respectively	483,931	480,847

DEPOSITS	3,341	841

TOTAL ASSETS	$606,800	$684,783

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITY:
Accounts payable and accrued expenses	$452,710	$390,530
Note payable to related party	558,400	-
Payable to related parties	81,058	4,000
Total Current Liability	1,092,168	394,530

Total Liabilities	1,092,168	394,530

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 150,000,000 shares authorized; 17,539,982 and 16,931,816 shares issued and outstanding at December 31, 2017 and 2016, respectively	17,540	16,932
Additional paid-in capital	4,451,038	3,393,539
Accumulated deficit	(4,953,946)	(3,120,218)
Total Stockholders’ Equity (Deficit)	(485,368)	290,253

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$606,800	$684,783

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

REVENUE	$478,231	$311,283

COSTS OF GOODS SOLD
Costs of goods sold	168,400	169,135
Depreciation expense	72,943	69,848
	241,343	238,983

GROSS PROFIT	236,888	72,300

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Employee compensation expenses	720,141	637,475
General and administrative expenses	909,230	1,169,932
Depreciation expense	5,514	7,012
	1,634,885	1,814,419

LOSS FROM OPERATIONS	(1,397,997)	(1,742,119)

OTHER INCOME (EXPENSE)
Loss on sale of equipment to related party	-	(42,987)
Loss on sale of equipment	(9,530)	-
Interest expense	(427,572)	(148)
Other income	1,371	140
TOTAL OTHER INCOME (EXPENSE)	(435,731)	(42,995)

NET LOSS BEFORE INCOME TAXES	$(1,833,728)	$(1,785,114)
Income taxes	-	-

NET LOSS	$(1,833,728)	$(1,785,114)

NET (LOSS) INCOME PER COMMON SHARE, BASIC AND DILUTED	$(0.11)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	17,372,858	15,548,247

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Members Equity		Common Stock
	Units	Amount	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total

Balance December 31, 2015	8,000	$20,687	666,950	$667	$2,207,708	$(1,335,104)	$893,958

Reverse merger and recapitalization	(8,000)	(20,687)	14,763,306	14,763	235,608		229,684

	-	-	15,430,256	15,430	2,443,316	(1,335,104)	1,123,642

Common stock issued for exercise of options			15,000	15	135		150

Common stock issued for services			156,560	157	286,418		286,575

Common stock issued for related party payable			1,200,000	1,200	598,800		600,000

Common stock issued for cash			130,000	130	64,870		65,000

Net loss						(1,785,114)	(1,785,114)

Balance December 31, 2016	-	-	16,931,816	16,932	3,393,539	(3,120,218)	290,253

Common stock issued for services			340,900	341	565,228		565,569

Common stock issued for interest expense			216,000	216	366,184		366,400

Employee stock plan compensation			10,000	10	75,405		75,415

Common stock issued to acquire property and equipment			41,266	41	50,682		50,723

Net loss						(1,833,728)	(1,833,728)

Balance December 31, 2017	-	$-	17,539,982	$17,540	$4,451,038	$(4,953,946)	$(485,368)

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,833,728)	$(1,785,114)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Depreciation	78,457	76,860
Common stock issued for services	565,569	286,575
Common stock issued from employee stock plan	75,415	-
Common stock issued for interest expense	366,400	-
Amortization of debt discount	20,950	-
Loss on sale of equipment	9,530	-
Allowance for doubtful accounts	17,450	-
Loss on sale of equipment to related party	-	42,987
(Increase) decrease in:
Accounts receivable	(4,640)	112,070
Inventories	5,828	(63,085)
Prepaid expenses and other current assets	46,968	(33,422)
Increase (decrease) in:
Accounts payable and accrued expenses	85,530	371,243
Payable to related parties	78,494	4,000
Net cash used by operating activities	(487,777)	(987,886)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of leasehold improvement with due to related party	29,064	-
Acquisition of leasehold improvement	(29,064)	-
Acquisition of property and equipment	(11,284)	(35,414)
Net cash used by investing activities	(11,284)	(35,414)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	65,000
Proceeds from convertible note payable	79,050	-
Payment on convertible note payable	(100,000)	-
Common stock issued from exercise of options	-	150
Payment on due to related parties	(30,500)	-
Proceeds from advances from related party	130,050	600,000
Proceeds from note payable to related party	405,000	-
Proceeds from reverse acquisition	-	180,854
Net cash provided by financing activities	483,600	846,004

Net change in cash and cash equivalents	(15,461)	(177,296)

Cash and cash equivalents, beginning of the year	43,878	221,174

Cash and cash equivalents, end of the year	$28,417	$43,878

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,000	$48
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued to acquire property	$50,723	$-
Common stock issued from conversion of payable to related party	$-	$600,000
Consolidation of related party note payable	$153,400	$-
Common stock issued in reverse acquisition and recapitalization	$-	$48,830
Changes in operating assets and liabilities due to reverse acquisition:
Prepaid expenses	$-	$(3,434)
Property and equipment	$-	$(95,860)
Accumulated depreciation	$-	$44,332
Deposits	$-	$(841)
Accounts payable	$-	$6,973

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 1 - THE COMPANY

Acacia Diversified Holdings, Inc. (“Acacia” or the “Company”) has three wholly-owned subsidiaries, MariJ Pharmaceuticals, Inc. (“MariJ Pharma”), Canna-Cures Research & Development Center, Inc. (“Canna-Cures”), and Eufloria Medical of Tennessee, Inc. (“EMT”), a company incorporated in the state of Tennessee. The Company formed this new subsidiary to acquire a parcel of land and a license from one of its directors.  See details in NOTE 5 - Related Party Transactions.

Prior to the Merger (see NOTE 2), the Company sold the assets and related businesses of its Citrus Extracts, Inc. and Acacia Transport Services, Inc. subsidiaries, and its Acacia Milling Services operations, being all of its then revenue-producing operations, on June 29, 2015. On January 15, 2016 the Company entered into a definitive Asset Purchase Agreement to acquire substantially all of the assets of the “MariJ Group” of companies, including (1) MariJ Agricultural, Inc.; (2) Canna-Cures Research & Development Center, LLC; and, (3) JR Cannabis Industries, LLC with an effective date of January 4, 2016.  In connection with the acquisition, the Company issued 2,474,850 shares of its common stock to the shareholders and members of the MariJ Group.

In 2016, following those acquisitions, the Company formed two new subsidiaries to conduct its new medical cannabis business activities, being MariJ Pharmaceuticals, Inc. (“MariJ Pharma”) and Canna-Cures Research & Development Center, Inc. (“Canna-Cures”). In 2017, the Company formed a new subsidiary, Eufloria Medical of Tennessee, Inc. (“EMT”), a corporation formed under the laws of Tennessee.

The Company’s primary source revenue is from the extraction of medicinal cannabis oil, from a non-psychoactive cannabis plant. All extraction services are currently limited to the State of Colorado, as the Company is attempting to attain various licenses for business in other states.

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

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 3 - GOING CONCERN

The Company has not generated profit to date. The Company expects to continue to incur operating losses as it proceeds with its extraction and research and development activities and continues to navigate it through the regulatory process. The Company expects general and administrative costs to increase, as the Company adds personnel and other administrative expenses associated with its current efforts. As such, and without substantially increasing revenue or finding new sources of capital, the Company will find it difficult to continue to meet its obligations as they come due.  The Company is still locating new clients for its services and products, and the business is generally seasonal with the second and third quarters of the calendar year being the slowest as a result of it being the “off season” for outside grow of Cannabis hemp plants.  There can be no assurance that the Company will be successful in its efforts to raise capital, or if it were successful in raising capital, that it would be successful in meeting its business plans.  While the services performed by the Company’s MariJ Pharma subsidiary and sales of current inventory supplies, if sold on a seasonally-adjusted basis, are anticipated to be sufficient to meet the Company’s liquidity needs, these factors raise some doubt as to the ability of the Company to continue as a going concern.  Management’s plans include increasing production at the Company’s new MariJ Pharma subsidiary during 2018, selling its inventories of products, attempting to start new businesses or find additional operational businesses to buy, and attempting to raise funds from the public through an equity offering of the Company’s common stock and from issuance of notes payable to related party. Management intends to make every effort to identify and develop all these sources of funds, but there can be no assurance that Management’s plans will be successful.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses for all periods presented and has a substantial accumulated deficit. As of December 31, 2017, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) with December 31, as its year-end.  The consolidated financial statements and notes are the representations of the Company’s management who are responsible for their integrity and objectivity.

PRINCIPLES OF CONSOLIDATION – The consolidated financial statements include the accounts of Acacia Diversified Holdings, Inc. and its wholly-owned subsidiaries, MariJ Pharmaceuticals, Inc, Canna-Cures Research & Development Center, Inc and Eufloria Medical of Tennessee, Inc.  All significant intercompany accounts and transactions are eliminated in consolidation.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS – The Company’s accounts receivable represents amounts due from customers for extraction services performed. Allowance for uncollectible accounts receivable is estimated based on the aging of the accounts receivable and management estimate of uncollectible amounts.  At December 31, 2017 and 2016, the Company provided for $17,450 and $0, respectively, of allowance for doubtful accounts.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

CONCENTRATION OF CUSTOMERS – For the year ended December 31, 2017, the Company’s extraction revenue, which accounted for 94% of total revenue, came from the Company’s three customers. These three customers accounted for approximately 33%, 28% and 32%, respectively, of total revenue. The entire trade receivable balance at December 31, 2017 was due from one customer.

For the year ended December 31, 2016, all of the Company’s extraction revenue, which accounted for 95% of total revenue, came from the Company’s only two customers. One customer accounted for 72% while another customer accounted for 23% of the total revenue. The entire trade receivable balance at December 31, 2016 was due from one customer.

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

IMPAIRMENT OF LONG-LIVED ASSETS – In accordance with Accounting Standards Codification 360-10-05 - Impairment or Disposal of Long-Lived Assets, long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment at least annually or whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  The Company did not recognize any impairment losses for the periods presented.

DEBT ISSUANCE COSTS - The Company follows Accounting Standard Update 2015-03 – Simplifying the Presentation of Debt Issuance Costs, which requires direct costs associated with the issuance of convertible note to be presented in the balance sheet as a direct reduction from the carrying value of the associated debt liability. These costs are amortized into interest expense over the contractual term of the note or a shorter amortization period when deemed appropriate. The Company amortizes debt issuance costs for its convertible note immediately upon issuance since the note is convertible on demand.

OFFERING COSTS - The Company follows the SEC Staff Accounting Bulletin, Topic 5 - Miscellaneous Accounting, which requires that specific incremental costs directly attributable to a proposed or actual offering of securities may be deferred and charged against gross receipts of the offering. However, deferred costs of an aborted offering, or a postponement of existing offering exceeding 90 days, may not be deferred and charged against proceeds of a subsequent offering.

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

ADVERTISING COSTS - Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2017 and 2016 amounted to $8,516 and $15,427, respectively.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and cash equivalents, accounts receivable, deposits, prepaid expenses, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. Accounts payable and accrued expenses as of December 31, 2017 and 2016 included amounts due to vendors and service providers in the amounts of $452,710 and $390,530, respectively. Amount at December 31, 2017 also included accrued compensation to the Company’s officers. Amount at December 31, 2016 also included accrued compensation to the Company’s current CEO and severance compensation to the Company’s former CEO.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. No new options or warrants were issued during the years ended December 31, 2017 and 2016.

	Quoted Active Markets for Identified Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total

	(Level 1)	(Level 2)	(Level 3)
December 31, 2017
Common stock issued for services	-	$565,569	-	$565,569
Stock for Interest	-	366,400	-	366,400
Employee Stock Plan	-	75,415	-	75,415
Stock for property acquisition	-	50,723	-	50,723

December 31, 2016
Common stock issued for services	-	$286,575	-	$286,575
Common stock for related party payable	-	600,000	-	600,000

All common stock issued for services are valued on the date of the agreements, using quoted prices from over-the-counter markets.

COMPENSATED ABSENCES - The Company has not accrued a liability for compensated absences in accordance with Accounting Standards Codifications 710 – Compensation – General, as the amount of the liability cannot be reasonably estimated at December 31, 2017 and 2016.

LOSS PER COMMON SHARE - Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share would include the weighted average common shares outstanding and potentially dilutive common share equivalents. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share. For this reason, common stock options and warrants to purchase 65,000 and 0 shares, respectively, of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the years ended December 31, 2017 and 2016.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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

If the assessment of a contingency indicates that it is possible that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed. There was no known contingency at December 31, 2017.

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

STOCK BASED COMPENSATION - The Company accounts for stock-based compensation under Accounting Standards Codification 718 - Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date and recognized over the period during which an employee is required to provide services (requisite service period). An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense during the years ended December 31, 2017 and 2016.

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
DECEMBER 31, 2017 AND 2016

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Note Payable to Related Party

The following notes and advances, together with accrued interest, were consolidated into one single note payable to the Company’s CEO:

(1) In January 2017, the Company entered into a note agreement in the amount of $300,000 with the Company’s CEO. The note bears interest at a rate of 8% per annum and specifies no due date. The Company accrued interest of $16,504 through September 25, 2017. Concurrently, the board of directors also approved issuance of 100,000 shares of the Company’s common stock as additional interest. These shares were accounted for as debt issuance costs, valued at $182,000. The costs were expensed at the commitment date of the note as interest expense since the note is a short term capital advance with no stated term. This note was convertible into the shares of the Company’s common stock at $0.50/share and the note holder did not exercise the conversion option.

(2) In June 2017, the Company entered into a note agreement in the amount of $105,000 with the Company’s CEO for short term working capital advance. The note bears interest at a rate of 8% per annum and specifies no due date. The Company accrued interest and recorded interest expense of $2,048 through September 25, 2017. This note was convertible into the shares of the Company’s common stock at $0.50/share and the note holder did not exercise the conversion option.

(3) In June 2017, the Company received a short term working capital advance of $130,050 from its CEO. The advance bears interest at a rate of 8% per annum and specifies no due date. The Company accrued interest and recorded interest expense of $2,564 through September 25, 2017.

(4) On September 25, 2017, the board of directors approved the Company to enter into a consolidated note payable agreement with the Company’s CEO to consolidate notes and advances received from its CEO, including accrued interests on these notes.

Note Date	Note Amount	Accrued Interest	Total
January 2017	$300,000	$16,504	$316,504
June 2017	105,000	2,048	107,048
June 2017	130,050	2,564	132,614
	535,050	21,116	556,166
Expenses owed to related party			2,234
Principle of note payable to related party after consolidation			$558,400

The consolidated note payable bears interest at 8% and is due and payable on demand or first from any capital raised. The note is secured by a first lien on the assets of the Company and its subsidiaries. The Company accrued interest and recorded interest expense of $11,872 for the period September 25, 2017 to December 31, 2017 and is included in accrued liabilities.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

Payable to Related Parties

Payable to related parties consisted of the followings at December 31, 2017 and 2016:

	2017	2016
Short term loan from related entity (1)	$41,994	$-
Storage and corporate housing and auto allowances owed to CEO (2)	10,000	4,000
Amount owed to a director (3)	29,064	-
	$81,058	$4,000

(1) In 2017, the Company received a working capital advance of $74,348 from a related entity. These advances are non-interest bearing and were intended as short term capital advances. The remaining balances of $41,994 have been included in payable to related parties on the consolidated balance sheet as current liabilities at December 31, 2017.

(2) On May 1, 2016, the Company entered into an employment agreement with its CEO. The term of the employment is through December 31, 2019. The agreement provides for a monthly storage and corporate housing allowance of $1,000 for a property owned by the CEO and a monthly automobile allowance of $1,000. During the year ended December 31, 2017, expenses related to the housing and automobile allowances totaled $24,000, of which $10,000 remained owed to the Company’s CEO at December 31, 2017. During the year ended December 31, 2016, expenses related to the housing and automobile allowances totaled $16,000, of which $4,000 remained owed to the CEO at December 31, 2016.

(3) During the year ended December 31, 2017, a director of the Company incurred time and expenses related to improving the retail space located in Tennessee. These costs have been recorded as property and equipment in the Company’s consolidated balance sheet at December 31, 2017. At December 31, 2017, the Company owed this director $29,064, of which $17,648 was paid after December 31, 2017 through issuance of 36,018 shares of the Company’s common stock to the director.

Other Related Party Transactions

In March 2017, the Company’s board of directors approved issuance of 50,000 shares of the Company’s common stock to a director for his service in a financing transaction and the equity purchase agreement described in NOTES 9 and 10. The Company determined that 16,000 shares of the total number of shares represent non-cash debt issuance costs directly related to the convertible notes financing and the remaining 34,000 shares represent compensation costs directly related to the equity purchase agreement with this investor. These shares were valued at $82,500.

In May 2017, the Company and EMT entered into an agreement to purchase a parcel of land in Tennessee and an Industrial Hemp Grower License issued by the Tennessee Department of Agriculture from one of the Company’s directors. The purchase price of the transaction was 80,000 shares of the Company’s restricted common stock. These shares were valued at $1.60 per share, or $128,000, on the commitment date. EMT allocated the purchase price among the assets acquired based on their fair values as follow:

Land purchase price	$26,194
Land preparation and cleanup	15,000
Industrial Hemp Grower License	-
Compensation	86,806
Total Purchase Price	$128,000

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

The Company determined the value of the land based on the purchase price paid by the director in December 2016. There has been no significant changes in the value of the land since that time. The Company estimated land preparation and cleanup costs at $15,000. The director applied for and paid a fee of $264 to obtain the license. The Company was not able to determine the value of the license since the license was granted as part of the hemp pilot program in Tennessee and the Company has not generated any cash flows from this license. The Company entered into this agreement with its director, in lieu of the state of Tennessee, as a result of the state’s residency requirement to enter into the program in Tennessee. As a result, this director is also a registered agent and a director of EMT, a Tennessee corporation. The remaining purchase price of $86,806 represented compensation to this director for his effort in preparing the Company for operations in Tennessee. During the year ended December 31, 2017, this director also incurred expenses in excavating and clearing of the land, installing driveway and culvert and completing the survey for excavation. The board of directors approved issuance of the Company’s common stock to compensate this director for his expenses. As a result, the Company recorded its commitment to issue 15,520 shares of its common stock valued at $0.61 per share, for a total of $9,529, which is included as part of the cost of the land. Accordingly, the total recorded cost of the Tennessee land acquisition is $50,723.

During the year ended December 31, 2017, the Company issued 20,000 shares of the Company’s common stock to each of its three directors for serving on the Company’s board during 2017 and 2016. The total of 60,000 shares were valued at $99,000. There was no cash compensation paid to the directors for their service on the board. During the year ended December 31, 2016, the Company paid $1,000 cash compensation to each of its four non-employee directors, totaled $4,000.

During the year ended December 31, 2016, the Company’s CEO advanced working capital to the Company in multiple tranches that totaled $600,000 to fund operating expenses. In December 2016, the Company issued to the CEO 1,200,000 shares of the Company’s common stock at $0.50 per share as payment in full of this advance.

NOTE 6 - INVENTORIES

The Company’s inventories consisted of the followings at December 31, 2017 and 2016:

	2017	2016
Raw materials	$46,880	$52,363
Finished goods (isolates, tinctures and capsules, etc.)	10,377	10,722
	$57,257	$63,085

NOTE 7 - PROPERTY AND EQUIPMENT

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

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

Property and equipment consisted of the followings at December 31, 2017 and 2016:

	2017	2016
Computer equipment	$7,582	$26,672
Website	5,000	5,000
Extraction and lab equipment	559,257	558,061
Land	50,723	-
Leasehold improvement	34,152	-
Total property and equipment	656,714	589,733
Less accumulated depreciation	(172,783)	(108,886)
Net property and equipment	$483,931	$480,847

Depreciation expense for the years ended December 31, 2017 and 2016 totaled $78,457 and $76,860, respectively.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the followings at December 31, 2017 and 2016:

	2017	2016
Accounts payable to vendors	$95,444	$69,938
Payroll taxes payable	24,727	11,092
Accrued salaries and bonuses	320,667	59,500
Accrued interest on note payable to related party	11,872	-
Accrued severance compensation to former CEO	-	250,000
	$452,710	$390,530

NOTE 9 - CONVERTIBLE NOTE PAYABLE

In March 2017, the Company entered into a financing agreement with an investor whereby the Company would issue unsecured convertible note agreements to the investor in the aggregate principal amount of $400,000 at 10% discount. The financing would be funded in tranches, each with the issuance of a separate convertible note agreement by the Company.

On March 31, 2017, the Company issued the first convertible note agreement (“first note”) in the principal amount of $100,000 at 10% discount. The first note matures on March 31, 2019 and is convertible into the Company’s common stock at a conversion price of $1.60 per share if no event of default has occurred and is converted prior to 180 days after the issuance date. If an event of default has occurred or the date of conversion is 180 days after the issuance date, the conversion price will be the lesser of $1.60 per share, or 70% of the second lowest closing bid price of the Company’s common stock for the 20 trading days immediately preceding the date of the conversion. In connection with the issuance of the first note, the Company paid $2,500 of commitment fee to the investor, $2,500 legal fees, and a finders fee of $5,950. Therefore, the Company received net proceeds of $79,050 at closing.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

The Company’s board of directors approved issuance of 50,000 shares of the Company’s common stock to a director for his service as a consultant for the transaction. The Company determined that 16,000 shares of the total number of shares represent non-cash debt issuance costs directly related to the convertible notes financing and the remaining 34,000 shares represent compensation costs directly related to the sale of the Company’s common stock to this investor (see NOTE 10). As a result, the debt discount of $10,000, commitment fee of $2,500, legal fee of $2,500, commission to a third party consultant of $5,950 and the non-cash debt issuance costs of $26,400, totaling $47,350, were recorded as a direct reduction from the carrying value of the principal amount in the consolidated balance sheet at the time of the agreement. These costs were amortized as interest expense immediately upon issuance because the first note was immediately convertible by the note holder. The principle amount of $100,000 was repaid in June 2017 together with interest expense of $5,000.

The Company did not receive additional funding from the investor and therefore, no additional convertible note agreement was issued.

NOTE 10 - STOCKHOLDERS’ EQUITY

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

During the year ended December 31, 2017, the Company issued 608,166 shares of its restricted common stock as follows:

1)	10,000 shares to each director for services rendered for fiscal year 2016 and 10,000 shares for services to be rendered for fiscal year 2017, total 60,000 shares, valued at $99,000;
2)	17,646 shares to a consultant for investors relations services, valued at $30,000;
3)	50,000 shares to the Company’s SEC legal counsel for services performed, valued at $82,500;
4)	10,000 shares to an employee for services performed, valued at $12,800;
5)	110,000 shares to an investor and its affiliate as offering costs, valued at $184,800;
6)	50,000 shares to a director for consulting services rendered in the convertible note and equity purchase agreement transactions, valued at $82,500;
7)	100,000 shares issued as debt issuance cost to CEO for related party advances, valued at $182,000;
8)	100,000 shares issued as interest expense to CEO for related party advances, valued at $158,000;
9)	15,000 shares to a consultant for continuing services, valued at $23,400; and
10)	80,000 shares to a director as other considerations and to purchase and prepare assets acquired by the Company’s subsidiary, valued at $128,000.
11)	15,520 shares to a director for expenses incurred related to land excavation and clean up, valued at $9,529.

During the year ended December 31, 2016 the Company issued 3,976,410 shares of its common stock as follows:

1)	6,466 shares were issued to a consultant to provide institutional funding services valued at $14,955. No additional service was performed after this issuance;
2)
15,846 shares were issued for advisory services performed in December 2016, valued at $30,000. The agreement provides for issuance of additional shares, priced at the 3-day closing average of the Company’s common stock, each month thereafter, for services performed through May 5, 2017;

3)	2,474,850 shares were issued to the MariJ shareholders in the acquisition transaction of January 15, 2016;
4)	130,000 shares were issued to directors as subscriptions for new purchased shares for $65,000 at $0.50 per share;

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

5)	15,000 shares were issued from exercise of common stock purchase options at $0.01 per share; and
6)	1,200,000 shares were issued to a related party to settle $600,000 of working capital advances at $0.50 per share;
7)	132,248 shares were issued to the former CEO valued at $238,000 pursuant to his anti-dilution agreement; and
8)	2,000 shares were issued for services performed by an independent consultant valued at $3,620.

Warrants and Options

At its meeting of directors on February 1, 2007, the Company’s board of directors approved the Acacia Automotive, Inc. 2007 Stock Incentive Plan1 (the “Plan”), which was approved by our stockholders on November 2, 2007, reserving 1,000,000 shares to be issued there under in the form of common stock or common stock purchase options.  On July 26, 2012, our shareholders voted to update and extend the Acacia Automotive, Inc. 2007 Stock Incentive Plan, renaming it the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan. Warrants, which may be included as equity compensation of used in other manners, are not a component of the Plan. On June 29, 2015 shareholders holding a majority of the shares of the Company voted to discontinue the Company’s stock incentive plans. At December 31, 2017, 65,000 options still remained outstanding.

The Company did not issue any common stock purchase warrants or options during the years ended December 31, 2017 and 2016. The following tables represent stock options and warrants activities for the years ended December 31, 2017 and 2016.

Stock Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	90,000	$0.34	3.10	$10,350
Granted	-
Exercised	(15,000)	$0.01
Forfeited or cancelled	-
Outstanding at December 31, 2016	75,000	$0.41	2.71	$82,000
Granted	-
Exercised	-
Forfeited or cancelled	(10,000)	$0.80
Outstanding at December 31, 2017	65,000	$0.35	2.00	$16,050
Exercisable at December 31, 2017	65,000	$0.35	2.00	$16,050

* Of the 65,000 options still active as of December 31, 2017: (i) 15,000 expire at 12-31-2018; (ii) 30,000 expire at 11-6-2019; and, (iii) 20,000 expire at 12-23-2020.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

Stock Warrants

At December 31, 2017 and 2016, there were no outstanding and exercisable stock purchase warrants. The following summarizes the warrant activities during the year ended December 31, 2016:

2016
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	1,000,000	$3.00
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Expired	1,000,000	$3.00
Outstanding at December 31, 2016	-	$-
Exercisable at December 31, 2016	-	$-

Equity Purchase Agreement

In March 2017, the Company entered into an equity purchase agreement (“agreement”) with an investor whereby the investor will purchase up to $5,000,000 of the Company’s common stock over a period of 24 months from the effective date of the Company’s Registration Statement. The investor will purchase the Company’s common stock at a 10% discount. Pursuant to the agreement, the Company issued to the investor, and its affiliate, 110,000 shares of its common stock as commitment fee. These shares are valued at $184,800 at the commitment date and are deemed direct incremental costs associated with the offering. Subsequent to filing the Registration Statement, the Company withdrew its filing, and therefore, these costs are expensed as general and administrative expense.

The Company’s board of directors approved issuance of 50,000 shares of the Company’s common stock to a director for his service as a consultant of the transaction. The Company determined that 34,000 shares of the total number of shares approved for issuance represent compensation costs directly related the sale of the Company’s common stock to this investor. These shares are valued at $56,100 on commitment date are deemed direct incremental costs associated with the offering. Subsequent to filing the Registration Statement, the Company withdrew its filing, and therefore, these costs are expensed as general and administrative expense.

Restricted Stock Awards to Key Employees

In March 2017, the board of directors approved issuance of 100,000 shares of the Company’s restricted common stock to its key employees. The award for the employees are subject to a four or five-year vesting requirements, i.e. the requisite service period. The shares are issued as the vesting restriction lapses. The Company valued these shares at fair value on commitment date which is the date on which the employee accepted the award and recorded stock based compensation expense over the requisite service period.  During the year ended December 31, 2017, the board of directors approved issuance of 10,000 shares of the Company’s common stock to one of the key employees as the vesting requirement was met. These shares were valued at $12,800 on commitment date. Stock based compensation expense for these awards for the year ended December 31, 2017 was $62,616. There was no restricted stock awarded to key employees in 2016.

NOTE 11 - INCOME TAXES

As of December 31, 2017 and 2016 the Company had net operating loss carryforwards of approximately $11,795,000 and $10,973,000, respectively, which will expire beginning at the end of 2019.  A valuation allowance has been provided for the deferred tax asset as it is uncertain whether the Company will have future taxable income.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. Consequently, we have recorded $1,425,999 adjustment to the deferred tax provision for the year ended December 31, 2017.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

A reconciliation of the benefit (expense) for income taxes with amounts determined by applying the statutory federal income rate of 21%  in 2017 and 34% in 2016 to the respective losses before income taxes is as follows:

	2017	2016
Net (Loss)	$(1,833,728)	$(1,785,114)
Benefit (expense) for income taxes computed using the statutory rate of 21% and 34%, respectively	385,083	606,939
Non-deductible expense	(212,526)	(99,086)
Remeasurement of deferred income taxes due to tax reform	(1,425,999)	-
Change in valuation allowance	1,253,442	(507,853)
Provision for income taxes	$-	$-

Significant components of the Company's deferred tax liabilities and assets at December 31, 2017 and 2016 are as follows:

	2017	2016
Total deferred tax assets – net operating losses	$2,476,950	$3,731,181
Deferred tax liabilities
Depreciation	-	(789)
Net deferred tax assets	2,476,950	3,730,392

Valuation allowance	(2,476,950)	(3,730,392)
	$-	$-

As of December 31, 2017, open Federal income tax years subject to examination include the tax years ended December 31, 2016 through 2014. At December 31, 2017, net operating loss (“NOL”) carryforwards expiring through 2037 were as follows:

Expiring December 31,	Amount of NOL Expiring
2019	$6,166,000
2026	408,000
2027	693,000
2028	771,000
2029	197,000
2030	32,000
2031	415,000
2033	692,000
2034	106,000
2036	1,493,000
2037	822,000
$11,795,000

The net change in the valuation allowance is as follow:

Change in valuation allowance
2017	$(2,476,950)
2016	(3,730,392)
$1,253,442

The accounting for the effects of the rate change on deferred tax balances is complete and no provisional amounts were recorded for this item.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 12 - LEASES AND COMMITMENTS

The Company rents administrative space in Clearwater, Florida at $904 per month on a month to month basis, rents retail space in Pueblo, Colorado at $2,000 per month on a month to month basis until July 2017 and rents retail space in Nashville, Tennessee at $2,500 per month beginning in December 2017 for the first twelve months and at $2,250 per month for the next twelve months. The Company also rented a small apartment at $750 per month until December 31, 2016.

On May 1, 2016, the Company entered into an employment agreement with its CEO. The term of the employment is through December 31, 2019 and at a starting salary of $170,000 and annual bonus at 35% of the salary. The salary for our CEO for the year 2017 was $195,000. Any salary and bonus increases must be reviewed and approved by the Company’s board of directors. The agreement provides for a monthly storage and corporate housing allowance of $1,000 for the rental of a second office owned by the CEO and a monthly automobile allowance of $1,000. During the year ended December 31, 2017, expenses related to the housing and automobile allowances totaled $24,000, of which $10,000 remained owed to the Company’s CEO at December 31, 2017. During the year ended December 31, 2016, expenses related to the housing and automobile allowances totaled $16,000, of which $4,000 remained owed to the CEO at December 31, 2016. As such, the Company is committed to an annual expenditures of $24,000 for each of the years ended December 31, 2018 and 2019.

The Company’s commitment to these expenditures are as follow:

	Years ending December, 31
	2018	2019	Total
Tennessee retail space lease	$30,050	$30,600	$60,650
CEO housing allowance	12,000	12,000	24,000
CEO automobile allowance	12,000	12,000	24,000
	$54,050	$54,600	$108,650

Rent expense for the above leases and commitments for the years ended December 31, 2017 and 2016 were approximately $46,200 and $35,300, respectively.

NOTE 13 - RECENT ACCOUNTING PRONOUNCEMENTS

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

Subsequent to the issuance of this new standard, the FASB also issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing in April 2016 and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients in May 2016. The effective dates and transition requirements for these amendments in these updates are the same as those for Topic 606. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures and its method of adoption.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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

NOTE 14 - SUBSEQUENT EVENTS

The Company evaluated subsequent events through April 2, 2018, the date the financial statements were issued, and determined that there were no other material events to disclose, other than the followings:

In February 2018, the Company adopted the Acacia Diversified Holdings, Inc. 2018 Stock Grant and Option Plan (“2018 Plan”). The purpose of the 2018 Plan is to offer selected employees, directors and consultants an opportunity to acquire a proprietary interest in the success of the Company. Awards that can be granted from the 2018 Plan include registered shares, restricted shares and options as well as the direct award or sale of shares of the Company’s common stock. The aggregate number of shares which  may be issued or transferred pursuant to an award shall not exceed 5,000,000 shares of authorized common stock of the Company. Subsequent to the adoption of the 2018 Plan, the Company filed Form S-8 with the Securities and Exchange Commission to register 1,000,000 shares of the Company’s common stock pursuant to a one-year consulting agreement beginning in February 2018. The board of directors also approved the Company issue 500,000 shares to the consultant to begin the agreement.

During the year ended December 31, 2017, a director of the Company incurred time and expenses related to improving the retail space located in Tennessee. These costs have been recorded as property and equipment in the Company’s consolidated balance sheet at December 31, 2017. At December 31, 2017, the Company owed this director $29,064, of which $17,648 was paid on March 1, 2018 through issuance of 36,018 shares of the Company’s common stock to the director.

On March 1, 2018, the Company also issued its SEC counsel 15,000 shares of the Company’s common stock for services to be performed in 2018.

On March 1, 2018, the Company also issued an unrelated party 2,000 shares of the Company’s common stock pursuant to a licensing agreement the Company entered into with this party in August 2016.

On March 19, 2018, the Company entered into a promissory note agreement with its CEO for a working capital advance of $12,000. The note bears interest at 8% per annum and is due in 60 days.

On March 26, 2018, the Company entered into a promissory note agreement with its CEO for a working capital advance of $40,000. The note bears interest at 8% per annum and is due in 60 days.

On March 30, 2018, the Company entered into a promissory note agreement with its CEO for a working capital advance of $20,000. The note bears interest at 8% per annum and is due in 60 days.