Form 10-Q
period 2018-03-31
Acacia Diversified Holdings, Inc.
filed 2018-05-07
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2018 is 18,083,000 common shares.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT ASSETS:
Cash	$26,470	$28,417
Accounts receivable, net of allowance for doubtful accounts of $17,450 in 2018 and 2017	1,550	22,820
Inventories	54,462	57,257
Prepaid expenses and other current assets	10,721	11,034
Total Current Assets	93,203	119,528

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $191,206 and $172,783 in 2018 and 2017, respectively	466,994	483,931

DEPOSITS	3,341	3,341

TOTAL ASSETS	$563,538	$606,800

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITY:
Accounts payable and accrued expenses	$481,858	$452,710
Notes payable to related party	630,400	558,400
Payable to related parties	82,916	81,058
Total Current Liability	1,195,174	1,092,168

Total Liabilities	1,195,174	1,092,168

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 150,000,000 shares authorized; 18,093,000 and 17,539,982 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	18,093	17,540
Additional paid-in capital	4,737,007	4,451,038
Accumulated deficit	(5,386,736)	(4,953,946)
Total Stockholders' Deficit	(631,636)	(485,368)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$563,538	$606,800

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(UNAUDITED)

	March 31,	March 31,
	2018	2017

REVENUE	$91,914	$147,646

COSTS OF GOODS SOLD
Costs of goods sold	31,970	76,737
Depreciation expense	17,806	18,004
	49,776	94,741

GROSS PROFIT	42,138	52,905

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Employee compensation expenses	142,369	128,460
General and administrative expenses	320,416	384,095
Depreciation expense	616	1,711
	463,401	514,266

LOSS FROM OPERATIONS	(421,263)	(461,361)

OTHER INCOME (EXPENSE)
Interest expense	(11,527)	(234,150)
Other income	-	1,000
TOTAL OTHER EXPENSE	(11,527)	(233,150)

NET LOSS BEFORE INCOME TAXES	$(432,790)	$(694,511)
Income taxes	-	-

NET LOSS	$(432,790)	$(694,511)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	17,818,766	17,086,228

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(UNAUDITED)

	March 31,	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(432,790)	$(694,511)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Depreciation	18,422	19,715
Common stock issued for services	254,870	224,299
Common stock issued from employee stock plan	14,003	11,733
Common stock issued for interest expense	-	208,400
Amortization of debt discount	-	20,950
(Increase) decrease in:
Accounts receivable	21,270	2,190
Inventories	2,795	3,019
Prepaid expenses and other current assets	312	48,770
Increase (decrease) in:
Accounts payable and accrued expenses	29,151	(195,615)
Payable to related parties	25,506	41,763
Net cash used by operating activities	(66,461)	(309,287)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,486)	(4,045)
Payment to related party for leasehold improvement	(6,000)
Net cash used by investing activities	(7,486)	(4,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable	-	85,000
Proceeds from note payable to related party	72,000	300,000
Net cash provided by financing activities	72,000	385,000

Net change in cash and cash equivalents	(1,947)	71,668

Cash and cash equivalents, beginning of the year	28,417	43,878

Cash and cash equivalents, end of the year	$26,470	$115,546

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for deferred offering cost	$-	$240,900
Common stock issued to related party for leasehold improvement	$17,649	$-

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(UNAUDITED)

NOTE 1 – THE COMPANY

Acacia Diversified Holdings, Inc. (“Acacia” or the “Company”) has three wholly-owned subsidiaries, MariJ Pharmaceuticals, Inc. (“MariJ Pharma”), Canna-Cures Research & Development Center, Inc. (“Canna-Cures”), and Eufloria Medical of Tennessee, Inc. (“EMT”), a company incorporated in the state of Tennessee.

The Company’s primary source revenue is from the extraction of medicinal cannabis oil, from a non-psychoactive cannabis plant. All extraction services are currently limited to the State of Colorado. The Company will open its retail store in Tennessee this year. Revenue generated from retail sale is not expected to be material to the Company based on current operating model.

NOTE 2 – GOING CONCERN

The Company has not generated profit to date. The Company expects to continue to incur operating losses as it proceeds with its extraction and research and development activities and continues to navigate through the regulatory process. The Company expects general and administrative costs to increase, as the Company adds personnel and other administrative expenses associated with its current efforts. As such, and without substantially increasing revenue or finding new sources of capital, the Company will find it difficult to continue to meet its obligations as they come due.  The Company continues to seek working capital but there can be no assurance that the Company will be successful in its efforts to raise capital, or if it were successful in raising capital, that it would be successful in meeting its business plans.  These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans include securing additional extraction contracts and opening a retail store in Tennessee, attempting to start new businesses outside of Colorado, finding additional operational businesses to buy, and attempting to raise funds from the public through an equity offering of the Company’s common stock. Management intends to make every effort to identify and develop all these sources of funds, but there can be no assurance that Management’s plans will be successful.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses for all periods presented and has a substantial accumulated deficit. As of March 31, 2018, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, which consist solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The consolidated financial statements and notes thereto are presented as prescribed by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2017 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on April 2, 2018. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended March 31, 2018 and 2017, (b) the financial position at March 31, 2018 and (c) cash flows for the three-month periods ended March 31, 2018 and 2017.

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
MARCH 31, 2018
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

REVENUE RECOGNITION

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces numerous requirements in U.S. GAAP, including industry specific requirements, and provides a single revenue recognition model for recognizing revenue from contracts with customers. The Company adopted this standard effective January 1, 2018.

The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenues from extraction activities and from retail sales are recognized at a point in time.

The ASU requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its revenues.

The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application to accumulated deficit. Additionally, incremental footnote disclosures are required to present the 2018 revenues under the prior standard. Under the modified retrospective method, an entity may also elect to apply the standard to either (i) all contracts as of January 1, 2018, or (ii) only to contracts that are not completed as of January 1, 2018. The Company elected to adopt this guidance using the modified retrospective method at January 1, 2018 which did not result in an adjustment to accumulated deficit. Additionally, upon adoption, the Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and confirmed that there were no differences in the pattern of revenue recognition.

STOCK BASED COMPENSATION

The Company accounts for stock-based compensation under Accounting Standards Codification 718 - Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date and recognized over the period during which an employee is required to provide services (requisite service period). An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense during the three months ended March 31, 2018 and 2017.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(UNAUDITED)

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

During the three months ended March 31, 2018, the board of directors approved issuances of the Company’s restricted common stock to consultants and non-employee directors for services rendered:

1.	2,000 shares to a consultant for services rendered, valued at $1,420.
2.	15,000 shares to the Company's SEC counsel for services rendered, valued at $10,650.
3.	500,000 shares to a consultant as initial payment on a consulting contract, valued at $242,800.

The Company valued these shares at fair value on commitment dates and recorded stock based compensation expense of $254,870 for the three months ended March 31, 2018

In addition, the Company issued 36,018 shares to a company owned by an independent director for leasehold improvements at the Tennessee store, valued at $17,649 on commitment date. The Company reduced related party payable when the shares were issued.

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

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(UNAUDITED)

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes Payable to Related Party

The Company entered into the following promissory notes payable to its CEO during the year ended December 31, 2017 and during the three months ended March 31, 2018:

Note Date	Note Amount	Accrued Interest	Total
January 2017 (1)	$300,000	$16,504	$316,504
June 2017 (2)	105,000	2,048	107,048
June 2017 (3)	130,050	2,564	132,614
	$535,050	$21,116	556,166
Expenses owed to related party			2,234
Principle of note payable to related party after consolidation at December 31, 2017			$558,400

March 2018 (4)	$72,000	-	72,000
Principle balance of notes payable to related party at March 31, 2018			$630,400

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

On September 25, 2017, the board of directors approved the Company to enter into a consolidated note payable agreement with the Company’s CEO to consolidate the above notes and advances received from its CEO, including accrued interests on these notes. Interest expense on this note from September 25, 2017 to December 31, 2017 in the amount of $11,872 and for the three months ended March 31, 2018 in the amount of $11,015 are included in accrued expenses in Note 5. This note is secured by all of the Company's assets.

(4) In March 31, 2018, the Company entered into three separate unsecured promissory note agreements with its CEO and his spouse, in the amounts of $12,000, $40,000 and $20,000, totaled $72,000. Each of these promissory notes bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 60 days from the date of the note.

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(UNAUDITED)

Payable to Related Parties

Payable to related parties consisted of the followings at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Short term loan from related entity (1)	$61,500	$41,994
Storage and corporate housing and auto allowances owed to CEO (2)	16,000	10,000
Amount owed to a director (3)	5,416	29,064
	$82,916	$81,058

(1) In 2017, the Company received a working capital advance of $74,348 from a related entity. These advances are non-interest bearing and were intended as short term capital advances. The remaining balances have been included in payable to related parties on the consolidated balance sheet as current liabilities at March 31, 2018 and December 31, 2017.

(2) On May 1, 2016, the Company entered into an employment agreement with its CEO. The term of the employment is through December 31, 2019. The agreement provides for a monthly storage and corporate housing allowance of $1,000 for a property owned by the CEO and a monthly automobile allowance of $1,000. During the three months ended March 31, 2018 and 2017, expenses related to the housing and automobile allowances totaled $6,000 and $6,000, respectively. At March 31, 2018 and December 31, 2017, $16,000 and $10,000 remained owed to the Company’s CEO.

(3) During the year ended December 31, 2017, a director of the Company incurred time and expenses related to improving the retail space located in Tennessee. These costs have been recorded as leasehold improvements in the Company’s consolidated balance sheets. At December 31, 2017, the Company owed this director $29,064, of which $17,648 was paid in February 2018 through issuance of 36,018 shares of the Company’s common stock to the director and $6,000 was paid to the director.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the followings at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Accounts payable to vendors	$27,333	$95,444
Payroll taxes payable	29,082	24,727
Accrued salaries and bonuses	402,556	320,667
Accrued interest on note payable to related party	22,887	11,872
	$481,858	$452,710

NOTE 6 – INVENTORIES

The Company’s inventories consisted of the followings at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Raw materials	$46,880	$46,880
Finished goods	7,582	10,377
	$54,462	$57,257

ACACIA DIVERSIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(UNAUDITED)

NOTE 7 – STOCKHOLDERS’ DEFICIT

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

During the three months ended March 31, 2018, the Company issued 553,018 shares of its restricted common stock as follows:

1.	2,000 shares to a consultant for services rendered, valued at $1,420.
2.	15,000 shares to the Company's SEC counsel for services rendered, valued at $10,650.
3.	36,018 shares to a company owned by an independent director for leasehold improvements at the Tennessee retail store, valued at $17,649.
4.	500,000 shares to a consultant as initial payment on a consulting contract, valued at $242,800.

Warrants and Options

At March 31, 2018, 65,000 options were outstanding and there were no warrants outstanding. The Company did not issue any common stock purchase warrants or options during the three months ended March 31, 2018 and 2017.

Restricted Stock Awards to Key Employees

In  March 2017, the board of directors approved issuance of 100,000 shares of the Company’s restricted common stock to each of its three key employees. As of the date of the issuance of the financial statements, only two key employees accepted the award. The award for the employees are subject to a four or five-year vesting requirements, i.e. the requisite service period. The shares are issued as the vesting restriction lapses. The Company valued these shares at fair value on commitment date which is the date on which the employee accepted the award and recorded stock based compensation expense over the requisite service period.  Stock based compensation expense for these awards for the three months ended March 31, 2018 and 2017 was $14,003 and $11,733, respectively.

NOTE 8 – SUBSEQUENT EVENTS

In April 2018, the Company entered into two separate unsecured promissory note agreements with its CEO and his spouse, in the amounts of $10,000, and $32,000, totaled $42,000. Each of these promissory notes bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 60 days from the date of the note.

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

General

These unaudited interim consolidated financial statements should be read in conjunction with the annual financial statements for the Company most recently completed fiscal year ended December 31, 2017. These unaudited interim consolidated financial statements do not include all disclosures required in annual financial statements, but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited interim consolidated financial statements have been prepared using the same accounting policies and methods as those used by the Company in the annual audited financial statements for the year ended December 31, 2017.

Discussion on the Company’s Operations and Recent Event

MariJ Pharmaceuticals, Inc.  ("MariJ Pharma")

MariJ Pharma engages in the extraction and processing of very high quality, high-CBD/low-THC content medical grade cannabis oils from medical hemp plants.  MariJ Pharma specializes in utilizing organic strains of the hemp plant, setting itself apart from the general producers of non-organic products.  In addition, MariJ Pharma has the technical expertise and capability to process and formulate the oils and to employ them in its compounding operations.  MariJ Pharma will seek to become engaged as owner or co-owner of a grow facility such as to produce its own plants for processing. The Company intends to acquire, through its MariJ Pharma subsidiary, portions or complete ownership of licenses and grow operations in one or more states and seeks to cultivate, organically extract and process its medicinal cannabis crops year around in indoor facilities.  The acquisition of these licenses is anticipated to provide the Company with the opportunity to compound medicinal products using mixtures of high cannabinoid profile oils that have very little hallucinogenic properties but have significantly improved medicinal properties. This GeoTraking Technology is designed to provide a full-channel patient care tracking system that is fully compliant under today’s strict HIPAA regulations that require privacy and security of the patient’s information. Beginning with RFID labeling and tracking of every single seed employed in the grow program and continuing through the sale of medicinal products in a sophisticated retail Point of Sale delivery system.

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

Canna-Cures Research and Development Center, Inc.  ("Canna-Cures")

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

Eufloria Medical of Tennessee, Inc.  ("EMT")

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

Operating results for the three months ended March 31, 2018 and 2017:

For the three months ended March 31, 2018, the Company generated revenues of $91,914 from operations, compared to $147,646 for the three months ended March 31, 2017, a decrease of $55,732 or 38%. In 2017, revenues were primarily generated from extraction contracts and from retail sales.  Revenues from 2018 were primarily from extraction services performed. The decrease in revenues was due to having fewer extraction contracts and more competitive industry condition in the extraction space driving processing pricing down in 2018. Average revenue per pound of processed flower decreased by 40% compared to 2017.  The decrease in revenues is also attributable to the closing of the retail store in July 2017. The Company will be making every effort possible to acquire extraction contracts on the east coast going forward where markets are unsaturated.

For the three months ended March 31, 2018, costs of goods sold was $49,776, compared to $94,741 for the three months ended March 31, 2017, a decrease of $44,965, or 47%. The decrease in our costs is primarily related to the completion of fewer extraction services contract during the three months ended March 31, 2018.

As a result of the changes in revenues and costs of goods sold discussed above, the Company’s gross profit decreased from $52,905, or 36% of revenue for the three months ended March 31, 2017 to $42,138, or 46% of revenue for the three months ended March 31, 2018.

For the three months ended March 31, 2018, selling, general and administrative expenses were $463,401, compared to $514,266 during the three months ended March 31, 2017, a decrease of $50,865, or 10%. The decrease in these expenses are attributable to (1) a decrease in operating expenses due to the closing of our Colorado retail operation in July 2017, (2) lower stock based compensation expense, and (3) lower legal fees and accounting fees during the current period.

During the three months ended March 31, 2018, the Company incurred interest expense of $11,527, compared to $234,150 for the three months ended March 31, 2017, a decrease of 222,623, or 95%. During the current period, interest expense was primarily related to the notes payable to related party. During the three months ended March 31, 2017, the Company issued its restricted common stock to its CEO as additional considerations for entering into a promissory note with the Company. In the prior period, the Company also issued a convertible note to an investor at a discount and incurred cash and non-cash debt issuance costs.

As a result of the changes in revenues, costs and expenses, the Company incurred a net loss of $432,790 for the three months ended March 31, 2018, compared to a net loss of $694,511 for the three months ended March 31, 2017, a decrease of $261,721, or 38%.

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

Liquidity and Capital Resources

The Company’s cash position at March 31, 2018 decreased by $1,947 to $26,470, as compared to a balance of $28,417, as of December 31, 2017. The net decrease in cash for the three months ended March 31, 2018 was attributable to net cash used in operating activities of $66,461, net cash used in investing activities of $7,486, offset by net cash provided by financing activities of $72,000.

As of March 31, 2018, the Company had negative working capital of $1,101,971 compared to negative working capital of $972,640, at December 31, 2017, a decrease of $129,331, attributable primarily to issuance of notes payable to its CEO and increased amounts owed to vendors and accrued expenses.

Net cash used in operating activities of $66,461 during the three months ended March 31, 2018, was lower compared to the prior period of $309,287, primarily due to lower net loss in the current period, and a settlement paid to the former CEO in the prior period.

Net cash used in investing activities of $7,486 for the three months ended March 31, 2018 was slightly higher compared to $4,045 for the three months ended March 31, 2017. The Company's business plan did not call for significant investment in acquisition of property and equipment in these two periods.

Net cash provided by financing activities of $72,000 during the three months ended March 31, 2018 decreased by $313,000 compared to $385,000 during the three months ended March 31, 2017. In the current period, the Company's plan of operations required a smaller amount financing compared to the prior period.

During the three months ended March 31, 2018, the Company issued shares valued at $17,649 to settle a related party liability. During the three months ended March 31, 2017, the Company issued 144,000 shares of its common stock as costs directly related to entering into the equity purchase agreement with an investor. These shares were valued at $240,900.

As reported in the accompanying consolidated financial statements, for the three months ended March 31, 2018 and 2017, the Company incurred net losses of $432,790 and $694,511, respectively. The Company did not produce significant revenues in the periods presented and has sustained operating losses since inception. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital, obtain licenses to commence operations in states outside of Colorado and achieve a level of profitability. Until recently where the Company obtained working capital from convertible notes financing and equity purchase agreement with an outside investor, the Company has financed its activities principally from working capital advances from related parties and issuing notes payable to its CEO. It intends to finance its future operating activities and its working capital needs largely from proceeds from the sale of equity securities, if any, combined with additional funding from its CEO. The sale of equity and convertible notes financing agreements may result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises additional funds through the issuance of convertible notes or other debt financing, these activities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangements could require the Company to relinquish valuable rights. The Company will require additional capital beyond its currently anticipated needs. Additional capital, if available, may not be available on reasonable terms or at all.

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

Financial Condition

The Company’s total assets at March 31, 2018 and December 31, 2017 were $563,538 and $606,800, respectively, a decrease of $43,262. Total liabilities at March 31, 2018 and December 31, 2017 were $1,195,174 and $1,092,168, respectively, an increase of $103,006. The significant change in the Company’s financial condition is attributable to (i) issuance of notes payable to a related party, (ii) increase in working capital advances from related parties, and (iii) increase in accrued expenses, including accrued interest expense on notes payable to related party. As a result of these transactions, the Company’s cash position decreased from $28,417 to $26,470 during the three months ended March 31, 2018.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were not effective. The controls were determined to be ineffective due to the lack of segregation of duties. In January 2017, the Company hired a part-time financial controller to assist with technical accounting issues and the preparation of the filings. However, until the Company begins generating sufficient revenues, it is unable to remediate the weakness. Despite the existence of material weaknesses, management believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three months ended March 31, 2018, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2018, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors

The Company is a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2018, the Company issued 553,018 shares of its restricted common stock as follows:

1.	2,000 shares to a consultant for services rendered, valued at $1,420.
2.	15,000 shares to the Company's SEC counsel for services rendered, valued at $10,650.
3.	36,018 shares to a company owned by an independent director for leasehold improvements at the Tennessee retail store, valued at $17,649.
4.	500,000 shares to a consultant as initial payment on a consulting contract, valued at $242,800.

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
14.0 Incorporated by reference herein from the Company’s Form 10-Q filed on November 13, 2017.
21.0 Incorporated by reference herein from the Company’s Form 10-Q filed on August 7, 2017.

SIGNATURES

Pursuant to the requirements of the Securities exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned.

Acacia Diversified Holdings, Inc.

Date: May 7, 2018	By:	/s/ Richard K. Pertile
Richard K. Pertile
Principal Executive Officer
Principal Financial Officer Principle Accounting Officer