Form 10-K/A
period 2017-12-31
Acacia Diversified Holdings, Inc.
filed 2018-05-31
CIK 1001463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-K/A (Amendment No. 1) to our annual report on Form 10-K, for the fiscal year ending December 31, 2017, is filed for the sole purpose of adding Exhibit 23 (the independent accounting firm consent) that was inadvertently omitted from our original Form 10-K for the same period that was filed on April 2, 2018.  This amendment contains no other changes to the original Form 10-K and the financial statements included therein.

Item 15.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)    Financial Statements

Included herewith.

(b) Exhibits required by Item 601, Regulation S-K;

Exhibit Number and Description			Location Reference

(3.0)	Articles of Incorporation
	(3.1)	Articles Of Amendment And Restated Articles Of Incorporation of Acacia Diversified Holdings, Inc. dated June 29, 2015	See Exhibit Key
	(3.2)	Restated Bylaws Of Acacia Diversified Holdings, Inc. dated June 29, 2015	See Exhibit Key
(9.0)	Voting Proxy Agreement between Rick Pertile and Steven L. Sample		See Exhibit Key
(10.1)	Consolidated Loan Agreement		See Exhibit Key
(10.2)	Consolidated Promissory Note		See Exhibit Key
(10.3)	Security Agreement – Acacia Diversified Holdings, Inc.		See Exhibit Key
(10.4)	Security Agreement -- Marij Agriculture, Inc.		See Exhibit Key
(10.5)	Security Agreement – Marij Pharmaceuticals, Inc.		See Exhibit Key
(10.6)	Security Agreement – Canna-Cures Research & Development Center, Inc.		See Exhibit Key
(14.0)	Code of Ethics		See Exhibit Key
(21.0)	List of Subsidiaries		See Exhibit Key
(23.0)	Consent of Independent Accounting Firm		Filed herewith
(31.1)	Certificate of Chief Executive Officer And Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
(32.1)	Certification of Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Acacia Diversified Holdings, Inc.

Date: May 31, 2018	By:	/s/ Richard K. Pertile
Richard K. Pertile
Chief Executive Officer, Chief Financial Officer, President, and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard K. Pertile	Director	May 31, 2018
Richard K. Pertile

/s/ Neil B. Gholson	Director	May 31, 2018
Neil B. Gholson

/s/ Gary J. Roberts, Jr.	Director	May 31, 2018
Gary J. Roberts, Jr.

/s/ Danny R. Gibbs	Director	May 31, 2018
Danny R. Gibbs