Form 10-Q
period 2018-06-30
Acacia Diversified Holdings, Inc.
filed 2018-08-13
CIK 1001463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 2, 2018 is 19,420,500 common shares.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT ASSETS:
Cash	$49,087	$28,417
Accounts receivable, net of allowance for doubtful accounts of $17,450 in 2018 and 2017	1,550	22,820
Inventories	54,085	57,257
Prepaid expenses and other current assets	10,795	11,034
Total Current Assets	115,517	119,528

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $209,710 and $172,783 in 2018 and 2017, respectively	427,620	483,931

DEPOSITS	4,201	3,341

TOTAL ASSETS	$547,338	$606,800

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$597,295	$452,710
Current portion of long-term debt	4,359	-
Notes payable to related party	672,400	558,400
Payable to related parties	82,916	81,058
Total Current Liabilities	1,356,970	1,092,168

LONG-TERM LIABILITY:
Long-term debt	17,435	-
Total Long-term Liability	17,435	-

Total Liabilities	1,374,405	1,092,168

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 150,000,000 shares authorized; 18,830,500 and 17,539,982 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	18,830	17,540
Additional paid-in capital	5,071,334	4,451,038
Accumulated deficit	(5,917,231)	(4,953,946)
Total Stockholders' Deficit	(827,067)	(485,368)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$547,338	$606,800

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

REVENUE	$12,671	$132,715	$104,585	$280,361

COSTS OF GOODS SOLD
Costs of goods sold	34,143	51,901	66,113	128,638
Depreciation expense	18,082	18,098	35,888	36,102
	52,225	69,999	102,001	164,740

GROSS PROFIT (LOSS)	(39,554)	62,716	2,584	115,621

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Employee compensation expenses	126,409	295,501	268,778	423,961
General and administrative expenses	344,262	102,242	664,678	486,336
Depreciation expense	422	1,548	1,038	3,259
	471,093	399,291	934,494	913,556

LOSS FROM OPERATIONS	(510,647)	(336,575)	(931,910)	(797,935)

OTHER INCOME (EXPENSE)
Bad debt recovery	7,000	-	7,000	-
Loss on sale of property	(12,362)	-	(12,362)	-
Loss on sale of equipment to related party	-	(4,249)	-	(4,249)
Interest expense	(14,486)	(168,984)	(26,013)	(403,134)
Other income	-	-	-	1,000
TOTAL OTHER EXPENSE	(19,848)	(173,233)	(31,375)	(406,383)

NET LOSS BEFORE INCOME TAXES	$(530,495)	$(509,808)	$(963,285)	$(1,204,318)
Income taxes	-	-	-	-

NET LOSS	$(530,495)	$(509,808)	$(963,285)	$(1,204,318)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.03)	$(0.03)	$(0.06)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	18,240,314	17,430,712	17,505,806	17,245,471

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(963,285)	$(1,204,318)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Depreciation	36,926	39,361
Common stock issued for services	507,908	337,469
Common stock issued from employee stock plan	26,029	50,327
Common stock issued for interest expense	-	366,400
Amortization of debt discount	-	20,950
Loss on sale of equipment	12,362	-
Loss on sale of equipment to related party	-	4,249
(Increase) decrease in:
Accounts receivable	21,270	(61,941)
Inventories	3,172	5,064
Prepaid expenses and other current assets	(621)	54,466
Increase (decrease) in:
Accounts payable and accrued expenses	144,587	(112,937)
Payable to related parties	25,506	78,348
Net cash used by operating activities	(186,146)	(422,562)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment to related party for leasehold improvement	(6,000)	-
Proceeds from sale of property	38,361	-
Acquisition of property and equipment	(9,545)	(6,196)
Net cash provided (used) by investing activities	22,816	(6,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	70,000	-
Proceeds from issuance of convertible note payable, net	-	85,000
Repayment on convertible note payable	-	(100,000)
Proceeds from payable to related party	-	130,050
Proceeds from issuance of notes payable to related party	114,000	405,000
Net cash provided by financing activities	184,000	520,050

Net change in cash and cash equivalents	20,670	91,292

Cash and cash equivalents, beginning of the year	28,417	43,878

Cash and cash equivalents, end of the year	$49,087	$135,170

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$5,000
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued to related party for leasehold improvement	$17,649	$-
Common stock issued for acquisition of property	$-	$41,194
Acquisition of equipment with long-term debt	$21,794	$-
Common stock issued for deferred offering cost	$-	$240,900

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

NOTE 1 – THE COMPANY

Acacia Diversified Holdings, Inc. (“Acacia” or the “Company”) has three wholly-owned subsidiaries, MariJ Pharmaceuticals, Inc. (“MariJ Pharma”), Canna-Cures Research & Development Center, Inc. (“Canna-Cures”), and Eufloria Medical of Tennessee, Inc. (“EMT”), a company incorporated in the state of Tennessee.

The Company’s primary source of revenue is from the extraction of medicinal cannabis oil, from a non-psychoactive cannabis plant. All extraction services are currently limited to the State of Colorado. The Company's subsidiary EMT has been invited to be part of the hemp pilot program in Tennessee. This program provides the Company the license to grow, manufacture, and dispense USDA organic hemp oil in Tennessee. The Company plans on participating in this pilot program through this new, wholly-owned subsidiary.

The Company will also begin to open its retail store in Tennessee this year. Revenue generated from retail sales is not expected to be material to the Company based on current operating model.

NOTE 2 – GOING CONCERN

The Company has not generated profit to date. The Company expects to continue to incur operating losses as it proceeds with its extraction, growing and manufacturing activities in Tennessee and research and development activities and continues to navigate through the regulatory process. The Company expects general and administrative costs to increase, as the Company adds personnel and other administrative expenses associated with its current efforts. As such, and without substantially increasing revenue or finding new sources of capital, the Company will find it difficult to continue to meet its obligations as they come due.  The Company continues to seek working capital but there can be no assurance that the Company will be successful in its efforts to raise capital, or if it were successful in raising capital, that it would be successful in meeting its business plans.  These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans include securing additional extraction contracts and opening a retail store in Tennessee, attempting to start new businesses outside of Colorado, finding additional operational businesses to buy, and attempting to raise funds from the public through an equity offering of the Company’s common stock. Management intends to make every effort to identify and develop all these sources of funds, but there can be no assurance that Management’s plans will be successful.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses for all periods presented and has a substantial accumulated deficit. As of June 30, 2018, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, which consist solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The consolidated financial statements and notes thereto are presented as prescribed by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2017 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on April 2, 2018. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month and six-month periods ended June 30, 2018 and 2017, (b) the financial position at June 30, 2018 and (c) cash flows for the six-month periods ended June 30, 2018 and 2017.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

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

STOCK BASED COMPENSATION

The Company accounts for stock-based compensation under Accounting Standards Codification 718 - Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date and recognized over the period during which an employee is required to provide services (requisite service period). An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense during the three and six months ended June 30, 2018 and 2017.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

During the six months ended June 30, 2018, the board of directors approved issuances of the Company’s restricted common stock to consultants, employees, and directors for services rendered:

1.	2,000 shares to a consultant for services rendered, valued at $1,420.
2.	15,000 shares to the Company's SEC counsel for services rendered, valued at $10,650.
3.	1,000,000 shares to a consultant as payment on a consulting contract, valued at $485,600. In February 2018, the Company filed a Form S-8 with the SEC to register these shares.
4.	10,000 shares each of the three directors, total 30,000 shares for their service to the Company, valued at a total of $10,239.
5.	Common stock issued to employees from the restricted stock plan valued at $26,029.

Share-based compensation expense for the three months ended June 30, 2018 and 2017 was $265,065 and $113,169, respectively. Share-based compensation expense for the six months ended June 30, 2018 and 2017 was $533,937 and $324,669, respectively.

In addition, during the six months ended June 30, 2018, the Company issued 36,018 shares to a company owned by an independent director for leasehold improvements at the Tennessee store, valued at $17,649 on commitment date. The Company reduced related party payable when the shares were issued.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes Payable to Related Party

The Company entered into the following promissory notes payable to its CEO during the year ended December 31, 2017 and during the six months ended June 30, 2018:

Note Date	Note Amount	Accrued Interest	Total
January 2017 (1)	$300,000	$16,504	$316,504
June 2017 (2)	105,000	2,048	107,048
June 2017 (3)	130,050	2,564	132,614
	535,050	21,116	556,166
Expenses owed to related party			2,234
Principle of note payable to related party after consolidation at December 31, 2017			$558,400

March 2018 (4)	$72,000	-	72,000
April 2018 (5)	$42,000	-	42,000
Principle balance of notes payable to related party at June 30, 2018	114,000	-	$114,000

Total principle amount of notes payable to related party at June 30, 2018			$672,400

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

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

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

On September 25, 2017, the board of directors approved the Company to enter into a consolidated note payable agreement with the Company’s CEO to consolidate the above notes (1) and (2) and advances (3) received from its CEO, including accrued interests on these notes. The total amount of the principle and interest consolidated was $558,400. Interest expense on this note from September 25, 2017 to December 31, 2017 in the amount of $11,872 and for the six months ended June 30, 2018 in the amount of $22,152 are included in accrued expenses in Note 6. This note is secured by all of the Company's assets.

(4) In March 2018, the Company entered into three separate unsecured promissory note agreements with its CEO and his spouse, in the amounts of $12,000, $40,000 and $20,000, totaled $72,000. Each of these promissory notes bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 60 days from the date of the note.

(5) In April 2018, the Company entered into two separate unsecured promissory note agreements with its CEO and his spouse, in the amounts of $10,000 and $32,000, totaled $42,000. Each of these promissory notes bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 60 days from the date of the note.

In May 2018, the board of directors approved the Company to enter into a promissory note agreement with the Company's CEO and his spouse to consolidate notes (4) and (5). The total amount of the principle consolidated was $114,000. The amount of interest accrued from the note dates to the date of the consolidation was minimal and therefore was not included in the consolidation. The promissory note accrues interest at 8% from the date of consolidation and is due within 120 days of the note date.

As a result, the total amount of notes payable to related party was $672,400 and $558,400, at June 30, 2018 and December 31, 2017, respectively.

Payable to Related Parties

Payable to related parties consisted of the followings at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Short term loan from related entity (1)	$61,500	$41,994
Storage and corporate housing and auto allowances owed to CEO (2)	16,000	10,000
Amount owed to a director (3)	5,416	29,064
	$82,916	$81,058

(1) In 2017, the Company received a working capital advance of $74,348 from a related entity. These advances are non-interest bearing and were intended as short term capital advances. The remaining balances have been included in payable to related parties on the consolidated balance sheet as current liabilities at June 30, 2018 and December 31, 2017.

(2) On May 1, 2016, the Company entered into an employment agreement with its CEO. The term of the employment is through December 31, 2019. The agreement provides for a monthly storage and corporate housing allowance of $1,000 for a property owned by the CEO and a monthly automobile allowance of $1,000. During the three and six months ended June 30, 2018 and 2017, expenses related to the housing and automobile allowances totaled $0 and $6,000, respectively. At June 30, 2018 and December 31, 2017, $16,000 and $10,000 remained owed to the Company’s CEO, respectively.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

In May 2018, the board of directors approved to discontinue payment of the storage and corporate housing allowance of $1,000 per month, retroactively to January 1, 2018. As a result, expenses accrued during the three months ended March 31, 2018 was reversed during the three months ended June 30, 2018. The automobile allowance remains unchanged at $1,000 per month.

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

Other Related Party Transactions

In May 2018, the Company's CEO personally financed the purchase, with the Company's board of directors' approval, a piece of property in Tennessee for the benefit of the Company. The property consists of a 14 acres farm and an indoor growing area. The Company's CEO personally funded the purchase price of the property at $185,000 and closing costs. The board of director also granted the Company the right to purchase the farm from the Company's CEO at his cost plus 6.09% interest when the Company has sufficient cash flows to do so. At the time of the filing, the Company has not exercised such right.

The board of directors also approved for the Company to enter into a lease to lease this property from the Company's CEO, effective June 1, 2018. The term of the lease is for one year with an automatic renewal term of one year. The lease requires the Company to pay all expenses related to the acquisition and operation of the property, including but not limited to the Company's CEO's personal incremental borrowing costs, repairs and maintenance, real estate taxes, licenses and permits, etc. There was very minimal operating expenses for the property for the month of June 2018.

NOTE 5 – LONG-TERM DEBT

In June 2018, the Company entered into a financing agreement to finance the purchase of a farm tractor. The financing agreement is secured by the tractor. The total amount financed was $21,794 at 0% interest per annum. The first monthly payment of $363 began in July 2018 and continues for 60 months. The following is the total payment amounts for the next five years:

Periods ending December 31,
2018	$2,178
2019	4,356
2020	4,356
2021	4,356
2022	4,356
2023	2,192
$21,794

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the followings at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Accounts payable to vendors	$66,522	$95,444
Payroll taxes payable	31,646	24,727
Accrued salaries and bonuses	463,167	320,667
Accrued interest on notes payable to related party	35,960	11,872
	$597,295	$452,710

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

NOTE 7 – INVENTORIES

The Company’s inventories consisted of the followings at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Raw materials	$46,880	$46,880
Finished goods	6,005	10,377
Hemp clones	1,200	-
	$54,085	$57,257

NOTE 8 – STOCKHOLDERS’ DEFICIT

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

During the six months ended June 30, 2018, the Company issue 1,290,518 shares of its restricted common stock as follows:

1.	2,000 shares to a consultant for services rendered, valued at $1,420.
2.	15,000 shares to the Company's SEC counsel for services rendered, valued at $10,650.
3.	36,018 shares to a company owned by an independent director for leasehold improvements at the Tennessee retail store, valued at $17,649.
4.	1,000,000 shares to a consultant as payment on a consulting contract, valued at $485,600. In February 2018, the Company filed a Form S-8 with the SEC to register these shares.
5.	7,500 shares to an officer and stock based compensation expense from vested restricted stock awards plan, valued at $26,029.
6.	10,000 shares each of the three non-employee directors, total 30,000 shares for their service to the Company, valued at a total of $10,239.
7.	200,000 shares to a non-employee director for cash value of $70,000.

Warrants and Options

At June 30, 2018, 65,000 options were outstanding and there were no warrants outstanding. The Company did not issue any common stock purchase warrants or options during the six months ended June 30, 2018 and 2017.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

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

Stock based compensation expense for these awards for the three and six months ended June 30, 2017 was $38,594 and $63,127, respectively. Stock based compensation expense for these awards for the three and six months ended June 30, 2018 and 2017 was $12,026 and $26,029, respectively.

NOTE 9 – SUBSEQUENT EVENTS

In July 2018, the Company announced the completion of its acquisition of MEDAHUB Operations Group, Inc. and MEDAHUB, Inc., technology companies (“MEDAHUB”), which includes a current compounding pharmacy license in Florida. The MEDAHUB acquisition allows the Company to be fully HIPAA compliant and cloud based on an HL7 platform. The Company can now offer licensing agreements for other cannabis companies wanting to be HIPAA compliant from left to right or seed to sale and Doctor to Patient. The Company issued 600,000 shares of its restricted common stock to the principal of the selling companies as consideration of the acquisition. The Company did not tender the stock certificates to the principal of the selling companies until certain details of the agreement was finalized. These shares will be valued at the commitment date and included in the consolidated financial statements in the Company's next Form 10-Q.

In August 2018, the Company entered into an unsecured promissory note agreement with its CEO and his spouse, in the amount of $25,000. The promissory note bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 90 days from the date of the note.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2018, the Company announced that its wholly-owned subsidiary, Eufloria Medical of Tennessee, Inc. (“EMT”), an entity focused on the growing and distribution of new and proprietary medicinal hemp products for patients. EMT intends to utilize MariJ Pharma's USDA certified organic mobile processing and handling solutions for its customers, and technology solutions for the expanding physician market, has leased a 14-acre farm with 32,000 square feet of indoor growing area in southern Tennessee.  EMT also acquired an option to purchase the farm upon favorable terms, which option, EMT intends to exercise as soon as possible.  The farm will provide the Company’s first grow facility, allowing for improved efficiencies through growing, processing and manufacturing the Company’s own product line and building sales through dedicated distributors.  The Company will grow its own plant material, process that plant material through another wholly owned subsidiary, MariJ Pharmaceuticals, Inc. (“MariJ”) and manufacture consumer products with the “EUFLORIA” branding for the dedicated distribution channels.

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

Operating results for the three months ended June 30, 2018 and 2017:

For the three months ended June 30, 2018, the Company generated revenues of $12,671 from operations, compared to $132,715 for the three months ended June 30, 2017, a decrease of $120,044 or 90%. In 2017, revenues were primarily generated from extraction contracts and from retail sales.  Revenues from 2018 were primarily from extraction services performed. The decrease in revenues was due to having fewer extraction contracts and more competitive industry condition in the extraction space driving processing pricing down in 2018. Average revenue per pound of processed flower decreased by 40% compared to 2017.  The decrease in revenues is also attributable to the closing of the retail store in Colorado in July 2017. The Company will be making every effort possible to acquire extraction contracts on the east coast going forward where markets are unsaturated.

For the three months ended June 30, 2018, costs of goods sold was $52,225, compared to $69,999 for the three months ended June 30, 2017, a decrease of $17,774, or 25%. The decrease in our costs is primarily related to the completion of fewer extraction services contract during the three months ended June 30, 2018.

As a result of the changes in revenues and costs of goods sold discussed above, the Company’s gross profit decreased from $62,716, or 47% of revenue for the three months ended June 30, 2017 to $(39,554), or (312)% of revenue for the three months ended June 30, 2018.

For the three months ended June 30, 2018, selling, general and administrative expenses were $471,093, compared to $399,291 during the three months ended June 30, 2017, an increase of $71,802, or 18%. The increase in these expenses are attributable to (1) an increase in travel and operating expenses related to our operations in Tennessee, (2) higher stock based compensation expense, and (3) higher legal fees and accounting fees during the current period.

During the three months ended June 30, 2018, the Company incurred interest expense of $14,486, compared to $168,984 for the three months ended June 30, 2017, a decrease of $154,498, or 91%. During the three months ended June 30, 2018, interest expense was primarily related to the notes payable to related party. During the three months ended June 30, 2017, the Company issued its restricted common stock to its CEO as additional considerations for entering working capital advances.

As a result of the changes in revenues, costs and expenses, the Company incurred a net loss of $530,495 for the three months ended June 30, 2018, compared to a net loss of $509,808 for the three months ended June 30, 2017, an increase of $20,687, or 4%.

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

Operating results for the six months ended June 30, 2018 and 2017:

For the six months ended June 30, 2018, the Company generated revenues of $104,585 from operations, compared to $280,361 for the six months ended June 30, 2017, a decrease of $175,776, or 63%.  The decrease in revenues was due to having fewer extraction contracts and more competitive industry condition in the extraction space driving processing pricing down in 2018. Average revenue per pound of processed flower decreased by 40% compared to 2017.  The decrease in revenues is also attributable to the closing of the retail store in Colorado in July 2017. The Company will be making every effort possible to acquire extraction contracts on the east coast going forward where markets are unsaturated.

For the six months ended June 30, 2018, costs of goods sold was $102,001, compared to $164,740 for the six months ended June 30, 2017, a decrease of $62,739, or 38%. The decrease in our costs is primarily related to the completion of fewer extraction services contract during the six months ended June 30, 2018.

As a result of the changes in revenues and costs of goods sold discussed above, the Company’s gross profit decreased from $115,621, or 41% of revenues, for the six months ended June 30, 2017 to $2,584, or 2% of revenues, for the six months ended June 30, 2018.

For the six months ended June 30, 2018, selling, general and administrative expenses were $934,494, compared to $913,556 during the six months ended June 30, 2017, an increase of $20,938, or 2%. The increase in these expenses are attributable to (1) an increase in travel and operating expenses related to our operations in Tennessee, (2) higher stock based compensation expense, and (3) higher legal fees and accounting fees during the current period.

During the six months ended June 30, 2018, the Company incurred interest expense of $26,013, compared to $403,134 for the six months ended June 30, 2017. During the six months ended June 30, 2018, the Company accrued interest on its notes payable to related party in the amount of $26,013. During the six months ended June 30, 2017, the Company paid interest in the amount of $5,000 to the convertible note holder, accrued $10,784 of interest expense on the notes payable to related party, issued common stock valued at $366,400 as interest to a related party for working capital advances and as debt issuance costs related to the issuance of the convertible note payable and $20,950 as cash debt discount.

As a result of the changes in revenues, costs and expenses, the Company incurred a net loss of $963,285 for the six months ended June 30, 2018, compared to a net loss of $1,204,318 for the six months ended June 30, 2017.

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

Liquidity and Capital Resources

The Company’s cash position at June 30, 2018 increased by $20,670 to $49,087, as compared to a balance of $28,417, as of December 31, 2017. The net increase in cash for the six months ended June 30, 2018 was attributable to net cash used in operating activities of $186,146, net cash provided by investing activities of $22,816, offset by net cash provided by financing activities of $184,000.

As of June 30, 2018, the Company had negative working capital of $1,241,453 compared to negative working capital of $972,640, at December 31, 2017, an increase of $268,813, attributable primarily to issuance of notes payable to its CEO and increased amounts owed to vendors and accrued expenses.

Net cash used in operating activities of $186,146 during the six months ended June 30, 2018, was lower compared to the prior period of $422,562, primarily due to lower net loss, fewer common stock issued for services, more common stock issued as interest expense, decrease in accounts receivable and increase in accounts payable and accrued expenses in the current period.

Net cash provided by investing activities of $22,816 for the six months ended June 30, 2018 was higher compared to $6,196 of cash used by investing activities for the six months ended June 30, 2017. This is primarily attributable to the proceeds received from the sale of property.

Net cash provided by financing activities of $184,000 during the six months ended June 30, 2018 decreased by $336,050 compared to $520,050 during the six months ended June 30, 2017. In the current period, the Company's plan of operations required a smaller amount of financing compared to the prior period.

During the six months ended June 30, 2018, the Company issued shares of its common stock valued at $17,649 to settle a related party liability and financed the purchase of a tractor in the amount of $21,794. During the six months ended June 30, 2017, the Company issued shares of its common stock as costs directly related to entering into the equity purchase agreement with an investor. These shares were valued at $240,900. In addition, the Company also issued shares of its common stock to acquire property, valued at $41,194.

As reported in the accompanying consolidated financial statements, for the six months ended June 30, 2018 and 2017, the Company incurred net losses of $963,285 and $1,204,318, respectively. The Company did not produce significant revenues in the periods presented and has sustained operating losses since inception. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital, obtain licenses to commence operations in states outside of Colorado and achieve a level of profitability. Until recently where the Company obtained working capital from convertible notes financing and equity purchase agreement with an outside investor, the Company has financed its activities principally from working capital advances from related parties and issuing notes payable to its CEO. It intends to finance its future operating activities and its working capital needs largely from proceeds from the sale of equity securities, if any, combined with additional funding from its CEO. The sale of equity and convertible notes financing agreements may result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises additional funds through the issuance of convertible notes or other debt financing, these activities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangements could require the Company to relinquish valuable rights. The Company will require additional capital beyond its currently anticipated needs. Additional capital, if available, may not be available on reasonable terms or at all.

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

Financial Condition

The Company’s total assets at June 30, 2018 and December 31, 2017 were $547,338 and $606,800, respectively, a decrease of $59,462, or 10%. Total liabilities at June 30, 2018 and December 31, 2017 were $1,374,405 and $1,092,168, respectively, an increase of $282,237, or 26%. The significant change in the Company’s financial condition is attributable to (i) issuance of notes payable to a related party, (ii) increase in working capital advances from related parties, and (iii) increase in accrued expenses, including accrued interest expense on notes payable to related party. As a result of these transactions, the Company’s cash position increased from $28,417 to $49,087 during the six months ended June 30, 2018.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were not effective. The controls were determined to be ineffective due to the lack of segregation of duties. In January 2017, the Company hired a part-time financial controller to assist with technical accounting issues and the preparation of the filings. However, until the Company begins generating sufficient revenues, it is unable to remediate the weakness. Despite the existence of material weaknesses, management believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three months ended June 30, 2018, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended June 30, 2018, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors

The Company is a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2018, the Company issue 1,290,518 shares of its restricted common stock as follows:

1.	2,000 shares to a consultant for services rendered, valued at $1,420.
2.	15,000 shares to the Company's SEC counsel for services rendered, valued at $10,650.
3.	36,018 shares to a company owned by an independent director for leasehold improvements at the Tennessee retail store, valued at $17,649.
4.	1,000,000 shares to a consultant as payment on a consulting contract, valued at $485,600. In February 2018, the Company filed a Form S-8 with the SEC to register these shares.
5.	7,500 shares to an officer and stock based compensation expense from vested restricted stock awards plan, valued at $26,029.
6.	10,000 shares each of the three directors, total 30,000 shares for their service to the Company, valued at a total of $10,239.
7.	200,000 shares to a non-employee director for cash value of $70,000.

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

Acacia Diversified Holdings, Inc.

Date: August 13, 2018	By:	/s/ Richard K. Pertile
Richard K. Pertile
Principal Executive Officer
Principal Financial Officer Principle Accounting Officer