Form 10-Q
period 2018-09-30
Acacia Diversified Holdings, Inc.
filed 2018-11-05
CIK 1001463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 2, 2018 is 21,653,625 common shares.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT ASSETS:
Cash	$50,878	$28,417
Accounts receivable, net of allowance for doubtful accounts of $17,450 in 2018 and 2017	4,895	22,820
Inventories	45,241	57,257
Prepaid expenses and other current assets	10,346	11,034
Total Current Assets	111,360	119,528

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $239,637 and $172,783 in 2018 and 2017, respectively	444,831	483,931

DEPOSITS	4,201	3,341

TOTAL ASSETS	$560,392	$606,800

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$241,736	$452,710
Current portion of long-term debt	4,359	-
Convertible note payable	140,800	-
Notes payable to related party	742,400	558,400
Payable to related parties	63,500	81,058
Total Current Liabilities	1,192,795	1,092,168

LONG-TERM LIABILITY:
Long-term debt	16,309	-
Derivative liability	155,126	-
Total Long-term Liability	171,435	-

Total Liabilities	1,364,230	1,092,168

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 150,000,000 shares authorized; 21,663,625 and 17,539,982 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	21,663	17,540
Additional paid-in capital	5,652,166	4,451,038
Accumulated deficit	(6,477,667)	(4,953,946)
Total Stockholders' Deficit	(803,838)	(485,368)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$560,392	$606,800

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

REVENUE	$29,931	$63,772	$134,516	$344,133

COSTS OF GOODS SOLD
Costs of goods sold	49,338	700	115,451	129,338
Depreciation expense	18,124	18,297	54,012	54,400
	67,462	18,997	169,463	183,738

GROSS PROFIT (LOSS)	(37,531)	44,775	(34,947)	160,395

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Employee compensation expenses	125,024	101,941	393,802	540,902
General and administrative expenses	208,658	83,418	873,336	569,754
Depreciation expense	10,803	969	11,841	4,227
	344,485	186,328	1,278,979	1,114,883

LOSS FROM OPERATIONS	(382,016)	(141,553)	(1,313,926)	(954,488)

OTHER INCOME (EXPENSE)
Bad debt recovery	7,000	-	14,000	-
Derivative expense	(155,126)	-	(155,126)	-
Loss on sale of assets	-	-	(12,362)	-
Loss on sale of equipment to related party	-	(13,178)	-	(4,249)
Interest expense	(30,294)	-	(56,307)	(416,311)
Other income (expense)	-	513	-	1,512
TOTAL OTHER EXPENSE	(178,420)	(12,665)	(209,795)	(419,048)

NET LOSS BEFORE INCOME TAXES	$(560,436)	$(154,218)	$(1,523,721)	$(1,373,536)
Income taxes	-	-	-	-

NET LOSS	$(560,436)	$(154,218)	$(1,523,721)	$(1,373,536)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.03)	$(0.01)	$(0.09)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	19,450,674	17,528,342	17,544,648	17,330,720

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,523,721)	$(1,373,536)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Depreciation	65,853	58,627
Common stock issued for services	633,908	337,469
Common stock issued from employee stock plan	37,069	44,738
Common stock issued for interest expense	-	366,400
Original issue discount on convertible note payable	15,800	-
Amortization of debt discount	-	15,000
Derivative expense	155,126	-
Loss on sale of equipment	12,362	-
Loss on sale of equipment to related party	-	4,249
(Increase) decrease in:
Accounts receivable	17,925	(59,470)
Inventories	12,016	5,614
Prepaid expenses and other current assets	(172)	46,965
Increase (decrease) in:
Accounts payable and accrued expenses	235,652	(28,889)
Payable to related parties	6,091	89,984
Net cash used by operating activities	(332,091)	(492,849)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment to related party for leasehold improvement	(6,000)	-
Proceeds from sale of property	38,361	-
Acquisition of property and equipment	(55,683)	(6,196)
Net cash used by investing activities	(23,322)	(6,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	70,000	-
Proceeds from convertible note payable	125,000	85,000
Repayment on convertible note payable	-	(100,000)
Proceeds from payable to related party	-	130,050
Payment on due to related parties	-	(28,000)
Payment on long-term debt	(1,126)	-
Proceeds from issuance of notes payable to related party	184,000	405,000
Net cash provided by financing activities	377,874	492,050

Net change in cash and cash equivalents	22,461	(6,995)

Cash and cash equivalents, beginning of the year	28,417	43,878

Cash and cash equivalents, end of the year	$50,878	$36,883

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$5,000
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued to related party for leasehold improvement	$17,649
Acquisition of equipment with long-term debt	$21,794
Common stock issued to settle related party accrued expense	$446,625
Common stock issued for acquisition of property		$50,723
Common stock issued for deferred offering cost		$240,900
Consolidation of notes payable to related party, including accrued interest		$153,400

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 1 – THE COMPANY

Acacia Diversified Holdings, Inc. (“Acacia” or the “Company”) has four wholly-owned subsidiaries, MariJ Pharmaceuticals, Inc. (“MariJ Pharma”), Canna-Cures Research & Development Center, Inc. (“Canna-Cures”), and Eufloria Medical of Tennessee, Inc. (“EMT”), a company incorporated in the state of Tennessee. In July 2018, the Company also announced the completion of its acquisition of Medahub Operations Group, Inc. and Medahub, Inc., technology companies (“Medahub”), complete with a current compounding pharmacy license in Florida. The Medahub acquisition allows the Company to be fully HIPAA compliant and cloud based on an HL7 platform. The Company can now offer licensing agreements for other cannabis companies wanting to be HIPAA compliant from left to right or seed to sale and Doctor to Patient.

The Company’s primary source of revenue is from the extraction of medicinal hemp oil, from a non-psychoactive cannabis plant. All extraction services are currently provided in states where such services are deemed legal. The Company's subsidiary EMT has been invited to be part of the hemp pilot program in Tennessee. This program provides the Company the license to grow, manufacture, and dispense organic hemp oil in Tennessee. The Company plans on participating in this pilot program through this new, wholly-owned subsidiary.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses for all periods presented and has a substantial accumulated deficit. As of September 30, 2018, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, which consist solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The consolidated financial statements and notes thereto are presented as prescribed by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2017 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on April 2, 2018. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month and nine-month periods ended September 30, 2018 and 2017, (b) the financial position at September 30, 2018 and (c) cash flows for the nine-month periods ended September 30, 2018 and 2017.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Acacia Diversified Holdings, Inc. and its wholly-owned subsidiaries, MariJ Pharmaceuticals, Inc, Canna-Cures Research & Development Center, Inc., Eufloria Medical of Tennessee, Inc., Medahub Operations Group, Inc. and Medahub, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

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

MEDAHUB ACQUISITION

In July 2018, the Company announced the completion of its acquisition of Medahub Operations Group, Inc. and Medahub, Inc., technology companies (“Medahub”), which includes a current compounding pharmacy license in Florida. The Medahub acquisition allows the Company to be fully HIPAA compliant and cloud based on an HL7 platform. The Company can now offer licensing agreements for other cannabis companies wanting to be HIPAA compliant from left to right or seed to sale and Doctor to Patient. The Company issued 600,000 shares of its restricted common stock to the principal of Medahub as consideration of the acquisition, valued at $126,000.

When determining the accounting of the acquisition, the Company concluded that the acquisition does not constitute the acquisition of a business since there was no inputs, processes or outputs within Medahub. In addition, although the Company acquired certain software and technology from Medahub, the most significant asset it acquired was Medahub's principal's commitment to provide support, guidance and direction for implementing this technology. Without the principal's commitment of his time, the Company will not be able to implement the technology and begin generating cash flows. Therefore, the Company believes that the value of the purchase is concentrated on the service provided by Medahub's principal. As a result, the Company allocated the entire purchase price to the service provided and accounted for it as professional fee expense.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

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

DEBT DISCOUNT

During the nine months ended September 30, 2018, the Company incurred $12,800 of debt discount related to the issuance of a convertible promissory note, as described in Note 6. The discount was recognized in its entirety as interest expense rather than amortized over the life of the convertible promissory note. The immediate recognition did not yield materially different result.

DEBT ISSUANCE COSTS

During the nine months ended September 30, 2018, the Company incurred direct costs associated with the issuance of convertible promissory note, as described in Note 6, and recorded $3,000 of debt issuance costs. The Company recognized this amount as interest expense for the nine months ended September 30, 2018.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

STOCK BASED COMPENSATION

The Company accounts for stock-based compensation under Accounting Standards Codification 718 - Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date and recognized over the period during which an employee is required to provide services (requisite service period). An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense during the three and nine months ended September 30, 2018 and 2017.

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

During the nine months ended September 30, 2018, the board of directors approved issuances of the Company’s restricted common stock to consultants, employees, and directors for services rendered:

1.	2,000 shares to a consultant for services rendered, valued at $1,420.
2.	15,000 shares to the Company's SEC counsel for services rendered, valued at $10,650.
3.	1,000,000 shares to a consultant as payment on a consulting contract, valued at $485,600. In February 2018, the Company filed a Form S-8 with the SEC to register these shares.
4.	10,000 shares each of the three directors, total 30,000 shares for their service to the Company, valued at a total of $10,239.
5.	7,500 shares to employees from the restricted stock plan valued at $37,069.
6.

36,018 shares to a company owned by an independent director for leasehold improvements at the Tennessee store, valued at $17,649 on commitment date. The Company reduced related party payable when the shares were issued.

7.	600,000 shares to the principal of Medahub for services performed, valued at $126,000.
8.	2,233,125 shares to the Company's CEO to settle accrued salary, bonus and expenses in the amount of $446,625.

 ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The Company has liability measured at fair value on a recurring basis due to the issuance of convertible note payable as described in Note 6.

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes Payable to Related Party

The Company entered into the following promissory notes payable to its CEO during the year ended December 31, 2017 and during the nine months ended September 30, 2018:

Note Date	Note Amount	Accrued Interest	Total
January 2017 (1)	$300,000	$16,504	$316,504
June 2017 (2)	105,000	2,048	107,048
June 2017 (3)	130,050	2,564	132,614
	535,050	21,116	556,166
Expenses owed to related party			2,234
Principle of note payable to related party after consolidation at December 31, 2017			$558,400

March 2018 (4)	$72,000	-	72,000
April 2018 (5)	$42,000	-	42,000
August 2018 (6)	$70,000	-	70,000
Principle balance of notes payable to related party at September 30, 2018	184,000	-	$184,000

Total principle amount of notes payable to related party at September 30, 2018			$742,400

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

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

On September 25, 2017, the board of directors approved the Company to enter into a consolidated note payable agreement with the Company’s CEO to consolidate the above notes (1) and (2) and advances (3) received from its CEO, including accrued interests on these notes. The total amount of the principle and interest consolidated was $558,400. This consolidated note payable bears 8% interest per annum and is due on demand. Interest expense on this note from September 25, 2017 to December 31, 2017 in the amount of $11,872 and for the nine months ended September 30, 2018 in the amount of $33,412 are included in accrued expenses in Note 7. This note is secured by all of the Company's assets.

(4) In March 2018, the Company entered into three separate unsecured promissory note agreements with its CEO and his spouse, in the amounts of $12,000, $40,000 and $20,000, totaled $72,000. Each of these promissory notes bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 60 days from the date of the note. The Company accrued interest on these notes in the amount of $2,950 for the nine months ended September 30, 2018. This amount is included in accrued expenses in Note 7.

(5) In April 2018, the Company entered into two separate unsecured promissory note agreements with its CEO and his spouse, in the amounts of $10,000 and $32,000, totaled $42,000. Each of these promissory notes bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 60 days from the date of the note. The Company accrued interest on these notes in the amount of $1,486 for the nine months ended September 30, 2018. This amount is included in accrued expenses in Note 7.

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

(6) In August 2018, the Company entered into three separate unsecured promissory note agreements with its CEO and his spouse, in the amounts of $25,000, $25,000, and $20,000, totaled $70,000. Each of these promissory notes bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 60 days from the date of the note. The Company accrued interest on these notes in the amount of $757 for the nine months ended September 30, 2018. This amount is included in accrued expenses in Note 7.

As a result, the total amount of notes payable to related party was $742,400 and $558,400, at September 30, 2018 and December 31, 2017, respectively.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

Payable to Related Parties

Payable to related parties consisted of the followings at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Short term loan from related entity (1)	$61,500	$41,994
Storage and corporate housing and auto allowances owed to CEO (2)	2,000	10,000
Amount owed to a director (3)	-	29,064
	$63,500	$81,058

(1) In 2017, the Company received a working capital advance of $74,348 from a related entity. These advances are non-interest bearing and were intended as short term capital advances. The remaining balances have been included in payable to related parties on the consolidated balance sheet as current liabilities at September 30, 2018 and December 31, 2017.

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

In July 2018, the board of directors approved issuance of 85,000 shares of the Company's restricted common stock to the Company's CEO to settle the accrued storage and corporate housing allowance and automobile allowance in the amount of $17,000. As a result, $2,000 and $10,000 remained owed to the Company’s CEO at September 30, 2018 and December 31, 2017, respectively.

During the three and nine months ended September 30, 2018, expenses related to the housing and automobile allowances totaled $3,000 and $9,000, respectively. During the three and nine months ended September 30, 2017, expenses related to the housing and automobile allowances totaled $6,000 and $18,000, respectively.

(3) During the year ended December 31, 2017, a director of the Company incurred time and expenses related to improving the retail space located in Tennessee. These costs have been recorded as leasehold improvements in the Company’s consolidated balance sheets. At December 31, 2017, the Company owed this director $29,064, of which $17,648 was paid in February 2018 through issuance of 36,018 shares of the Company’s common stock to the director and $6,000 was paid to the director. The remaining amount was paid during the three months ended September 30, 2018.

Other Related Party Transactions

In May 2018, the Company's CEO personally financed the purchase, with the Company's board of directors' approval, a piece of property in Tennessee for the benefit of the Company. The property consists of a 14 acres farm and an indoor growing area. The Company's CEO personally funded the purchase price of the property at $185,000 and closing costs. The board of directors also granted the Company the right to purchase the farm from the Company's CEO at his cost plus 6.09% interest when the Company has sufficient cash flows to do so. At the time of the filing, the Company has not exercised such right.

The board of directors also approved for the Company to enter into a lease to lease this property from the Company's CEO, effective June 1, 2018. The term of the lease is for one year with an automatic renewal term of one year. The lease requires the Company to pay all expenses related to the acquisition and operation of the property, including but not limited to the Company's CEO's personal incremental borrowing costs, repairs and maintenance, real estate taxes, licenses and permits, etc. For the three and nine months ended September 30, 2018, the Company incurred $9,147 and $14,158, respectively, in operating expenses for this property.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 5 – LONG-TERM DEBT

In June 2018, the Company entered into a financing agreement to finance the purchase of a farm tractor. The financing agreement is secured by the tractor. The total amount financed was $21,794 at 0% interest per annum. The first monthly payment of $363 began in July 2018 and continues for 60 months. The following is the total payment amounts for the next five years:

Periods ending December 31,
2018	$1,052
2019	4,356
2020	4,356
2021	4,356
2022	4,356
2023	2,192
$20,668

The current and long-term portions of principle amounts due are as follow:

Amount of principle due in the next 12 months	$4,359
Long term portion of principle due	16,309
$20,668

NOTE 6 – CONVERTIBLE NOTE PAYABLE AND DERIVATIVE LIABILITY

On August 22, 2018, the Company issued a convertible promissory note for $140,800. The note was discounted at $128,000 and the Company received net proceeds of $125,000 after incurring $3,000 of debt issuance costs. The note bears an interest rate at 8% per annum, and principal and accrued interest was due on the maturity date of August 22, 2019. The conversion option price associated with the note has a 25% discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the Black Scholes valuation model to determine the fair value of the conversion option. At the issuance date, the Company recorded a derivative expense and derivative liability of $148,211. At September 30, 2018, the Company revalued the derivative liability and recorded additional derivative expense of $6,915. As such, the derivative liability was valued at $155,126 at September 30, 2018.

Liability measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2018 is as follows:

	Fair Value Measurement at
	September 30, 2018 (1)
	Using
	Level 2	Total
Liability:

Derivative liability	$155,126	$155,126

Total liability	$155,126	$155,126

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or 3 of the fair value hierarchy as of September 30, 2018.

The Company’s derivative liabilities are classified within Level 2 of the fair value hierarchy. The Company utilizes the Black-Scholes valuation model to value the derivative liabilities utilizing observable inputs such as the Company’s common stock price, the conversion price of the conversion option, and expected volatility, which is based on historical volatility. The Black-Scholes valuation model employs the market approach in determining fair value.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis during the nine months ended September 30, 2018:

Balance at December 31, 2017	$-
Variable conversion feature in convertible note payable	148,211
Fair value adjustment	6,915

Balance at September 30, 2018	$155,126

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the followings at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Accounts payable to vendors	$68,202	$95,444
Payroll taxes payable	33,780	24,727
Accrued salaries and bonuses	87,773	320,667
Accrued interest on notes payable to related party	51,981	11,872
	$241736	$452,710

NOTE 8 – INVENTORIES

The Company’s inventories consisted of the followings at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Raw materials	$27,410	$46,880
Finished goods	16,631	10,377
Hemp clones	1,200	-
	$45,241	$57,257

NOTE 9 – STOCKHOLDERS’ DEFICIT

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

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

During the nine months ended September 30, 2018, the Company issue 4,123,643 shares of its restricted common stock as follows:

1.	2,000 shares to a consultant for services rendered, valued at $1,420.
2.	15,000 shares to the Company's SEC counsel for services rendered, valued at $10,650.
3.	1,000,000 shares to a consultant as payment on a consulting contract, valued at $485,600. In February 2018, the Company filed a Form S-8 with the SEC to register these shares.
4.	10,000 shares each of the three directors, total 30,000 shares for their service to the Company, valued at a total of $10,239.
5.	7,500 shares to employees from the restricted stock plan valued at $37,069.
6.

36,018 shares to a company owned by an independent director for leasehold improvements at the Tennessee store, valued at $17,649 on commitment date. The Company reduced related party payable when the shares were issued.

7.	600,000 shares to the principal of Medahub for services performed, valued at $126,000.
8.	2,233,125 shares to the Company's CEO to settle accrued salary, bonus and expenses in the amount of $446,625.
9.	200,000 shares to a non-employee director for cash value of $70,000

Warrants and Options

At September 30, 2018, 65,000 options were outstanding and there were no warrants outstanding. The Company did not issue any common stock purchase warrants or options during the nine months ended September 30, 2018 and 2017.

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

Stock based compensation expense for these awards for the three and nine months ended September 30, 2017 was $17,877 and $60,501, respectively. Stock based compensation expense for these awards for the three and nine months ended September 30, 2018 was $11,040 and $37,069, respectively.

NOTE 10 – SUBSEQUENT EVENTS

On October 8, 2018, the Company issued a convertible promissory note for $58,300. The note was discounted at $53,000 and the Company received net proceeds of $50,000 after incurring $3,000 of debt issuance costs. The note bears an interest rate at 8% per annum, and principal and accrued interest was due on the maturity date of October 8, 2019. The conversion option price associated with the note has a 25% discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company will bifurcate the conversion option, and utilize the Black Scholes valuation model to determine the fair value of the conversion option. The Company will record a derivative expense and derivative liability on issuance date and revalue the derivative liability at December 31, 2018.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

The Security and Exchange Commission ("SEC") recently amended its rules to require an analysis of changes in stockholders’ equity in the financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a note or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amended rules will become effective 30 days after they are published in the Federal Register. The SEC's transition guidance states that the amendments are effective for all filings made on or after the effective date; however, it also states the SEC staff would not object if a filer’s first presentation of the changes in stockholders’ equity was included in its Form 10-Q for the quarter that begins after the effective date of the amendments. The Company will continue to monitor the status of the amendments and provide financial statements in our quarterly report on Form 10-Q when they become effective.

Except as noted above and in our Form 10-K, the Company’s management does not believe that recent codified pronouncements by the Financial Accounting Standards Board (“FASB”) (including its EITF), the AICPA or the SEC will have a material impact on the Company’s current or future consolidated financial statements.

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

Discussion on the Company’s Operations and Recent Event

MariJ Pharmaceuticals, Inc.  ("MariJ Pharma")

MariJ Pharma engages in the extraction and processing of very high quality, high-CBD/low-THC content medical grade hemp oils from medical hemp plants.  MariJ Pharma specializes in utilizing organic strains of the hemp plant, setting itself apart from the general producers of non-organic products.  In addition, MariJ Pharma has the technical expertise and capability to process and formulate the oils and to employ them in its compounding operations.  MariJ Pharma will seek to become engaged as owner or co-owner of a grow facility such as to produce its own plants for processing. The Company intends to acquire, through its MariJ Pharma subsidiary, portions or complete ownership of licenses and grow operations in one or more states and seeks to cultivate, organically extract and process its medicinal hemp crops year around in indoor facilities.  The acquisition of these licenses is anticipated to provide the Company with the opportunity to compound medicinal products using mixtures of high cannabinoid profile oils that have very little hallucinogenic properties but have significantly improved medicinal properties. This GeoTraking Technology is designed to provide a full-channel patient care tracking system that is fully compliant under today’s strict HIPAA regulations that require privacy and security of the patient’s information. Beginning with RFID labeling and tracking of every single seed employed in the grow program and continuing through the sale of medicinal products in a sophisticated retail Point of Sale delivery system.

MariJ Pharma’s revenues are anticipated to be generated primarily from several activities, including but not limited to the following:

a.

Hemp oil extraction and processing. MariJ Pharma has a unique mobile hemp oil processing and extraction unit designed into a heavy-duty trucks.  That unit has already begun performing extractions and processing of medical hemp oils at various sites and is currently developing additional contracts for services.

b.	Wholesale sale of raw and processed medical hemp oils.
c.

Compounding and manufacturing.  MariJ Pharma has begun construction of a mobile laboratory and testing unit, also on a heavy-duty truck chassis, intended to address the growing demand for these services in the medical cannabis industry.

d.	Licensing and support of the Company’s GeoTraking Technology systems
e.	Processing and compounding services for medical grade hemp oils

On September 28, 2016, MariJ Pharmaceuticals, Inc. received an Organic Certification under the U.S. National Organic Program (7 CFR Part 205) for its proprietary CO2 mobile oil extraction process and handling from OneCert, Inc., the issuing authority for that certification. As such, MariJ is now authorized to process directly for certified organic farms and is able to produce certified organic oils.

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

Eufloria Medical of Tennessee, Inc.  ("EMT")

In addition to our current extraction operations, the Company has been invited to be part of the hemp pilot program in Tennessee. This program provides the Company the license to grow, manufacture, and dispense USDA organic hemp oil in Tennessee and represents the first step in moving its operations to the east coast of the United States. The Company plans on participating in this pilot program through this new, wholly-owned subsidiary.

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

EMT will seek to align itself with institutions of higher learning in working to develop new products and to identify and develop additional uses for its medical hemp products. It is anticipated that EMT could generate revenues from the following activities:

1)

EMT will seek to enter into product development projects with institutions of higher learning in efforts to develop new and better strains of medical hemp related products for dispensing as medications, nutraceuticals, cosmeceuticals, and probably dietary supplements.  EMT anticipates participating in state and federal grants in conjunction with one or more universities as a means to defray part of its costs in these efforts.

2)

Private label packaging services - the Company has obtained a majority of the equipment required to engage in the business of packaging and labeling of medical hemp oils, oil-infused products, and related items.

3)

Retail sales of medical hemp oils, oil-infused products, and other merchandise through its web-based portal or retail dispensaries planned for that purpose.  These activities are dependent in large part upon meeting FDA regulations and criteria relating to the sale and distribution of hemp-infused products, and the Company is currently in the process of determining the status of those criteria.

4)	Retail and wholesale sales of cosmeceutical and nutraceutical products and dietary supplements containing its high-quality hemp oil extracts, subject to compliance with FDA and other regulations.
5)	Growing high quality hemp plants and extracting oil for sale or for manufacturing of oil-infused products.

The Company will require additional capital to execute these plans and there can be no assurance that the Company will be successful in its plans to generate that capital.

Medahub, Inc. ("Medahub")

In July 2018, the Company announced the completion of its acquisition of Medahub Operations Group, Inc. and Medahub, Inc., technology companies (“Medahub”), complete with a current compounding pharmacy license in Florida. The Medahub acquisition allows the Company to be fully HIPAA compliant and cloud based on an HL7 platform. The Company can now offer licensing agreements for other cannabis companies wanting to be HIPAA compliant from left to right or seed to sale and Doctor to Patient. The Company is continuing to develop the capabilities of this technology ahead of marketing this platform to users.

Operating results for the three months ended September 30, 2018 and 2017:

For the three months ended September 30, 2018, the Company generated revenues of $29,931 from operations, compared to $63,772 for the three months ended September 30, 2017, a decrease of $33,841 or 53%. In 2017, revenues were primarily generated from extraction contracts.  Revenues from 2018 were primarily from extraction services performed and sales of the Company's products. The decrease in revenues was due to having fewer extraction contracts and more competitive industry condition in the extraction space driving processing pricing down in 2018. Average revenue per pound of processed flower decreased by 40% compared to 2017.  The Company will be making every effort possible to acquire extraction contracts on the east coast going forward where markets are unsaturated. The Company began employing a sales force of distributors to market and sell its products and plans on expanding its sales force in the near future. It also plans on opening its retail location in Tennessee to generate additional revenues from retail sales.

For the three months ended September 30, 2018, costs of goods sold was $67,462, compared to $18,997 for the three months ended September 30, 2017, an increase of $48,465, or 255%. Costs of goods sold was lower during the three months ended September 30, 2017 primarily due to the reversal of approximately $24,000 stock based compensation on unvested stock awards granted to an employee. Costs of goods sold in the three months ended September 30, 2018 also included costs related to sale of raw oil which did not exist last year.

As a result of the changes in revenues and costs of goods sold discussed above, the Company’s gross profit decreased from $44,775, or 70% of revenue for the three months ended September 30, 2017 to $(37,531), or (125)% of revenue for the three months ended September 30, 2018.

For the three months ended September 30, 2018, selling, general and administrative expenses were $344,485, compared to $186,328 during the three months ended September 30, 2017, an increase of $158,157, or 85%. The increase in these expenses are attributable to (1) an increase in travel and operating expenses related to our operations in Tennessee, (2) hiring additional personnel for our Tennessee operations, and (3) higher professional fees during the current period, especially from the Medahub acquisition.

During the three months ended September 30, 2018, the Company incurred interest expense of $30,294, compared to $0 for the three months ended September 30, 2017, an increase of $30,294. During the three months ended September 30, 2018, interest expense was primarily related to the notes payable to related party and on convertible note payable. At September 30, 2017, the Company consolidated all outstanding notes payable and the related accrued interest to the Company's CEO, resulting in no interest expense for the three months ended September 30, 2017.

As a result of the changes in revenues, costs and expenses, the Company incurred a net loss of $560,436 for the three months ended September 30, 2018, compared to a net loss of $154,218 for the three months ended September 30, 2017, an increase of $406,218, or 263%.

The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans and the future outcome of its application to obtain operating licenses in other states. As the industry grows, additional expenses are anticipated to be incurred in complying with various state and federal regulatory requirements. The Company’s ability to continue to fund operating expenses will depend on its ability to raise additional capital. There can be no assurance that the Company will be successful in doing so.

Operating results for the nine months ended September 30, 2018 and 2017:

For the nine months ended September 30, 2018, the Company generated revenues of $134,516 from operations, compared to $344,133 for the nine months ended September 30, 2017, a decrease of $209,617, or 61%.  The decrease in revenues was due to having fewer extraction contracts and more competitive industry condition in the extraction space driving processing pricing down in 2018. Average revenue per pound of processed flower decreased by 40% compared to 2017.  The Company will be making every effort possible to acquire extraction contracts on the east coast going forward where markets are unsaturated. The Company began employing a sales force of distributors to market and sell its products and plans on expanding its sales force in the near future. It also plans on opening its retail location in Tennessee to generate additional revenues from retail sales.

For the nine months ended September 30, 2018, costs of goods sold was $169,463, compared to $183,738 for the nine months ended September 30, 2017, a decrease of $14,275, or 8%. The decrease in our costs is primarily related to lower stock based compensation and commissions paid and as a result of completing fewer extraction contracts during the nine months ended September 30, 2018.

As a result of the changes in revenues and costs of goods sold discussed above, the Company’s gross profit decreased from $160,395, or 47% of revenues, for the nine months ended September 30, 2017 to $(34,947), or (26%) of revenues, for the nine months ended September 30, 2018.

For the nine months ended September 30, 2018, selling, general and administrative expenses were $1,278,979, compared to $1,114,883 during the nine months ended September 30, 2017, an increase of $164,096, or 15%. The increase in these expenses are attributable to (1) an increase in travel and operating expenses related to our operations in Tennessee, (2) hiring additional personnel for our Tennessee operations, and (3) higher professional fees during the current period, especially from the Medahub acquisition.

During the nine months ended September 30, 2018, the Company incurred interest expense of $56,307, compared to $416,311 for the nine months ended September 30, 2017, a decrease of $360,004, or 86%. During the nine months ended September 30, 2018, the Company accrued interest on its notes payable to related party and its convertible notes payable in the amount of $43,507 and incurred a debt discount in the amount of $12,800 related to its convertible note payable. During the nine months ended September 30, 2017, the Company incurred interest on its notes payable to related party and to a convertible note holder in the amount of $28,962, issued common stock valued at $340,000 as interest on notes payable to related party, and amortized $47,350 of debt discount.

As a result of the changes in revenues, costs and expenses, the Company incurred a net loss of $1,523,721 for the nine months ended September 30, 2018, compared to a net loss of $1,373,536 for the nine months ended September 30, 2017.

The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans and the future outcome of its application to obtain operating licenses in other states. As the industry grows, additional expenses are anticipated to be incurred in complying with various state and federal regulatory requirements. The Company’s ability to continue to fund operating expenses will depend on its ability to raise additional capital. There can be no assurance that the Company will be successful in doing so.

Liquidity and Capital Resources

The Company’s cash position at September 30, 2018 increased by $22,461 to $50,878, as compared to a balance of $28,417, as of December 31, 2017. The net increase in cash for the nine months ended September 30, 2018 was attributable to net cash used in operating activities of $332,091, net cash used by investing activities of $23,322, offset by net cash provided by financing activities of $377,874.

As of September 30, 2018, the Company had negative working capital of $1,081,435 compared to negative working capital of $972,640, at December 31, 2017, a decrease of $108,795, attributable primarily to issuance of notes payable to its CEO, and issuance of a convertible note payable and its related derivative liability as a result of a variable conversion.

Net cash used in operating activities of $322,091 during the nine months ended September 30, 2018, was lower compared to the prior period of $492,849, primarily due to better collection from accounts receivable and settling accrued salary, bonus and expenses with the Company's CEO in the current period.

Net cash used by investing activities of $23,322 for the nine months ended September 30, 2018 was higher compared to $6,196 of cash used by investing activities for the nine months ended September 30, 2017. This is primarily attributable to the renovation of the Company's retail space in Tennessee.

Net cash provided by financing activities of $377,874 during the nine months ended September 30, 2018 decreased by $114,176 compared to $492,050 during the nine months ended September 30, 2017. In the current period, the Company's plan of operations required a smaller amount of financing compared to the prior period.

During the nine months ended September 30, 2018, the Company issued shares of its common stock valued at $17,649 to settle a related party liability, financed the purchase of a tractor in the amount of $21,794 and issue shares of its common stock to settle accrued expenses with its CEO in the amount of $446,625. During the nine months ended September 30, 2017, the Company issued shares of its common stock as costs directly related to entering into the equity purchase agreement with an investor. These shares were valued at $240,900. In addition, the Company also issued shares of its common stock to acquire property, valued at $50,723 and consolidated various notes payable, including accrued interest, with its CEO.

As reported in the accompanying consolidated financial statements, for the nine months ended September 30, 2018 and 2017, the Company incurred net losses of $1,523,721 and $1,373,536, respectively. The Company did not produce significant revenues in the periods presented and has sustained operating losses since inception. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital, successfully generate cash flows from its operations in Tennessee and achieve a level of profitability. Until recently where the Company obtained working capital from convertible notes financing and equity purchase agreement with an outside investor, the Company has financed its activities principally from working capital advances from related parties and issuing notes payable to its CEO. It intends to finance its future operating activities and its working capital needs largely from proceeds from the sale of equity securities, if any, combined with additional funding from its CEO. The sale of equity and convertible notes financing agreements may result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises additional funds through the issuance of convertible notes or other debt financing, these activities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangements could require the Company to relinquish valuable rights. The Company will require additional capital beyond its currently anticipated needs. Additional capital, if available, may not be available on reasonable terms or at all.

The Company has not generated significant revenue to date, and will not generate significant revenue in the foreseeable future. The Company expects to continue to incur operating losses as it proceeds with its pursuit of operating licenses in various states. The future trends of all expenses are expected to be primarily driven by the Company’s ability to execute its business plans and the future outcome of its application to obtain operating licenses in other states. As the industry grows, additional expenses are anticipated to be incurred in complying with various regulatory requirements. The Company’s ability to continue to fund operating expenses will depend on its ability to raise additional capital. There can be no assurance that the Company will be successful in doing so.

Financial Condition

The Company’s total assets at September 30, 2018 and December 31, 2017 were $560,392 and $606,800, respectively, a decrease of $46,408, or 8%. Total liabilities at September 30, 2018 and December 31, 2017 were $1,364,230 and $1,092,168, respectively, an increase of $272,062, or 25%. The significant change in the Company’s financial condition is attributable to (i) issuance of notes payable to a related party, (ii) issuance of a convertible note payable that gave rise to a derivative liability due to its variable conversion option, (iii) financing on the purchase of equipment, offset by (iv) settling accrued salary, bonus and expenses with its CEO by issuing common stock. As a result of these transactions, the Company’s cash position increased from $28,417 to $50,878 during the nine months ended September 30, 2018.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were not effective. The controls were determined to be ineffective due to the lack of segregation of duties. In January 2017, the Company hired a part-time financial controller to assist with technical accounting issues and the preparation of the filings. However, until the Company begins generating sufficient revenues, it is unable to remediate the weakness. Despite the existence of material weaknesses, management believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three months ended September 30, 2018, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended September 30, 2018, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors

The Company is a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2018, the Company issue 4,123,643 shares of its restricted common stock as follows:

1.	2,000 shares to a consultant for services rendered, valued at $1,420.
2.	15,000 shares to the Company's SEC counsel for services rendered, valued at $10,650.
3.	1,000,000 shares to a consultant as payment on a consulting contract, valued at $485,600. In February 2018, the Company filed a Form S-8 with the SEC to register these shares.
4.	10,000 shares each of the three directors, total 30,000 shares for their service to the Company, valued at a total of $10,239.
5.	7,500 shares to employees from the restricted stock plan valued at $37,069.
6.

36,018 shares to a company owned by an independent director for leasehold improvements at the Tennessee store, valued at $17,649 on commitment date. The Company reduced related party payable when the shares were issued.

7.	600,000 shares to the principal of Medahub for services performed, valued at $126,000.
8.	2,233,125 shares to the Company's CEO to settle accrued salary, bonus and expenses in the amount of $446,625.
9.	200,000 shares to a non-employee director for cash value of $70,000.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibits required by Item 601, Regulation S-K;

Exhibit Number and Description			Location Reference

(3.0)	Articles of Incorporation
	(3.1)	Articles Of Amendment And Restated Articles Of Incorporation of Acacia Diversified Holdings, Inc. dated June 9, 2015	See Exhibit Key
	(3.2)	Restated Bylaws Of Acacia Diversified Holdings, Inc. dated June 29, 2015	See Exhibit Key
(9.0)	Voting Proxy Agreement between Rick Pertile and Steven L. Sample		See Exhibit Key
(10.1)	Consolidated Loan Agreement		See Exhibit Key
(10.2)	Consolidated Promissory Note		See Exhibit Key
(10.3)	Security Agreement – Acacia Diversified Holdings, Inc.		See Exhibit Key
(10.4)	Security Agreement -- Marij Agriculture, Inc.		See Exhibit Key
(10.5)	Security Agreement – Marij Pharmaceuticals, Inc.		See Exhibit Key
(10.6)	Security Agreement – CannaCures Research & Development Center, Inc.		See Exhibit Key
(10.7)	Definitive Asset Purchase Agreement between Acacia Diversified Holdings, Inc. and the Medahub Companies		Filed herewith
(14.0)	Code of Ethics		See Exhibit Key
(21.0)	List of Subsidiaries		See Exhibit Key
(31.1)	Certificate of Chief Executive Officer And Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
(32.1)	Certification of Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Acacia Diversified Holdings, Inc.

Date: November 5, 2018	By:	/s/ Richard K. Pertile
Richard K. Pertile
Principal Executive Officer
Principal Financial Officer Principle Accounting Officer