Form 10-K
period 2018-12-31
Acacia Diversified Holdings, Inc.
filed 2019-04-01
CIK 1001463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     (1) Yes ☒   No ☐    (2) Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒   No ☐  (Not required) ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 30, 2018 was $3,954,405

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 21,318,763 Common shares as of March 27, 2019.

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

On January 15, 2016, the Company acquired the assets of the MariJ Group of companies that included MariJ Agricultural, JR Cannabis Industries, LLC and Canna-Cures Research & Development Center, LLC.  The transaction had an effective date of January 4, 2016. On January 19, 2016 the Company filed a Current Report on Form 8-K announcing the acquisition. The Company subsequently filed expanded and updated information relating to that acquisition on its Amended Current Report on Form 8-K/A on April 25, 2016.  That document is available for viewing on the Company’s website at http://www.acacia.bz/sec/sec.htm and on the SEC website at:

https://www.sec.gov/Archives/edgar/data/1001463/000118518516004336/0001185185-16-004336-index.htm

In 2016, following the acquisition, the Company formed two new subsidiaries to conduct its new medical hemp business activities, being MariJ Pharmaceuticals, Inc. (“MariJ Pharma”) and Canna-Cures Research & Development Center, Inc. (“Canna-Cures”). In 2017, the Company formed a new subsidiary Eufloria Medical of Tennessee, Inc. (“EMT”) to conduct its retail business in the state of Tennessee. In July 2018, the Company announced the completion of its acquisition of Medahub Operations Group, Inc. and Medahub, Inc., technology companies (“Medahub”), complete with a current compounding pharmacy license in Florida.

MariJ Pharmaceuticals, Inc.

MariJ Pharma has a proprietary mobile CO2, supercritical hemp oil extraction unit which was USDA certified Organic on September 28th, 2016, by OneCert, under the US National Organic Program; 7 CFR PART 205. MariJ Pharma extracts and processes very high quality, high-cannabinoid profile content medical grade hemp oils from medicinal hemp plants.  MariJ specializes in organic strains of the plant where available, setting itself apart from the general producers of non-organic products.

During 2018, the Company performed its extraction activity in the state of North Carolina where its activities are deemed legal under the laws of such state.

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

Eufloria Medical of Tennessee, Inc.

In July 2018, the Company announced that its wholly-owned subsidiary, Eufloria Medical of Tennessee, Inc. (“EMT”), an entity focused on the growing and distribution of new and proprietary medicinal hemp products for patients. EMT intends to utilize MariJ Pharma's USDA certified organic mobile processing and handling solutions for its customers, and technology solutions for the expanding physician market, has leased a 14-acre farm with 32,000 square feet of indoor growing area in southern Tennessee.  EMT also acquired an option to purchase the farm upon favorable terms, which option, EMT intends to exercise as soon as possible.  During 2018, EMT completed excavation and other cleanup activities and developed the farm into its first grow facility, allowing for improved efficiencies through growing, processing and manufacturing the Company’s own product line and building sales through dedicated distributors.  The Company will grow its own plant material, process that plant material through another wholly owned subsidiary, MariJ Pharmaceuticals, Inc. (“MariJ”) and manufacture consumer products with the “EUFLORIA” branding for the dedicated distribution channels.

EMT also commenced its retail and wholesale distribution of medicinal hemp products and dietary supplements in Tennessee. In addition to our current extraction operations, the Company has been invited to be part of the hemp pilot program in Tennessee. This program provides the Company the license to grow, manufacture, and dispense USDA organic hemp oil in Tennessee and represents the first step in moving its operations to the east coast of the United States. The Company plans on participating in this pilot program through this new, wholly-owned subsidiary.

Medahub, Inc.

In July 2018, the Company announced the completion of its acquisition of Medahub Operations Group, Inc. and Medahub, Inc., technology companies (“Medahub”), complete with a current compounding pharmacy license in Florida. The Medahub acquisition allows the Company to be fully HIPAA compliant and cloud based on an HL7 platform. The Company can now offer licensing agreements for other hemp companies wanting to be HIPAA compliant from left to right or seed to sale and Doctor to Patient. The Company is continuing to develop the capabilities of this technology ahead of marketing this platform to users.

Distribution methods of the products and services

MariJ Pharma extracts and processes a very high quality, high-cannabinoid profile content medical grade hemp oils from medicinal hemp plants in its propriety mobile CO2, supercritical hemp oil extraction unit which was USDA certified Organic on September 28th, 2016, by OneCert, under the US National Organic Program; 7 CFR PART205. The finished product is then delivered to its customers.

EMT plans to sell medicinal hemp products and dietary supplements primarily through its retail dispensaries in Tennessee and through a dedicated distribution model.

Status of any publicly announced new products or services

During 2018, the Company acquired Medahub to develop its proprietary GeoTrackingTechnology that is fully compliant with the Health Insurance Portability and Accountability standard (“HIPAA”) utilizing its “plant to patient” solution. This GeoTraking Technology is designed to provide a full-channel patient care tracking system that is fully compliant under today’s strict HIPAA regulations that require privacy and security of the patient’s information. Beginning with RFID labeling and tracking of every single seed employed in the grow program and continuing through the sale of medicinal products in a sophisticated retail Point of Sale delivery system.

The Company also plans to enter into research and development projects with institutions of higher learning in efforts to:  (i) develop new and better strains of medical hemp related products for dispensing as medications, nutraceuticals, cosmeceuticals, and potential dietary supplements; and (ii) provide private label packaging services; and (iii) sell additional medical hemp oils, oil-infused products, and other merchandise through its web-based portal or retail dispensaries planned for that purpose; and (iv) sell cosmeceutical and nutraceutical products and dietary supplements containing its high-quality hemp oil extracts.

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

Competitive business conditions and the Company’s competitive position in the industry and methods of competition

Any industry served by the Company is likely to be highly competitive across the entire United States and the rest of the world. In particular, the hemp industry, being the impetus of all the Company’s attention at this juncture, is very highly competitive and has drawn thousands of competing entities.  While the Company believes its technology, programs, and plans place it in a posture to compete at the highest levels, the sheer numbers of competitors must be recognized. The Company has elected to devote the majority of its efforts on production and sales of its products and services within the continental United States but may institute operations in diverse countries.  Even so, the Company must be considered as currently competing with other companies in diverse countries that can potentially produce and sell competitive products at lower prices.  While the Company believes that there are other hurdles for those foreign entities to overcome, including the high cost of international shipping to U.S. buyers, we believe that they nonetheless can compete with us in our markets.  We will potentially compete with a variety of companies, both domestic and international, and as such will be subject to various levels of competition.

There is no assurance the Company will be able to adhere to its plans or to engage in any acquisitions or mergers.  The Company will consider potential opportunities to buy, sell or distribute its products in other countries.

Sources and availability of raw materials and the names of principal suppliers

One of the ingredients used in the extraction process is carbon dioxide. MariJ Pharma depends on a supplier to supply high quality carbon dioxide. This supplier produces the highest quality carbon dioxide for the medicinal hemp industry. If MariJ Pharma was not able to obtain carbon dioxide from this supplier, it would need to look to other suppliers to supply this critical ingredient. However, the quality of the ingredient would suffer and the Company may not be able to obtain it at reasonable cost. At the present time, the Company is not anticipating a disruption of service by this supplier, whose identity we choose to keep confidential.

Dependence on one or a few major customers

During the year ended December 31, 2018, the Company’s revenues were concentrated on two customers, WNC Hemp and CFH, Inc., who accounted for approximately 59% and 21%, of the total consolidated revenues, respectively.

During the year ended December 31, 2017, the Company’s revenues were concentrated on three customers, CBD Rx, Precision Cultivation, Inc. and Blue Circle Development, Inc., who accounted for approximately 33%, 28% and 32%, of the total consolidated revenues, respectively.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

The Company currently has patents pending, trademarks pending, and no franchises, concessions, royalty agreements or labor contracts. The Company intends to acquire, through its MariJ Pharma subsidiary, portions or complete ownership of licenses and grow operations in one or more states and is seeking to cultivate, organically extract and process its medicinal hemp crops year around in indoor facilities.  The acquisition of these licenses is anticipated to provide the Company with the opportunity to compound medicinal products using mixtures of high cannabinoid profile oils that have very little hallucinogenic properties but have significantly improved medicinal properties.

Effect of existing or probable governmental regulations on the business

Congress voted in December 2018 to legalize the cultivation of hemp in the United States, after months of debate and negotiation between lawmakers. Hemp legalization was tucked into the 2018 farm bill, a massive piece of legislation that also addresses issues such as nutrition, conservation, trade, energy and forestry. The bill received strong bipartisan support, and the President signed it into law.

Now that hemp is legal, there are all kinds of implications for farmers, researchers and consumers. For decades, the federal government has treated hemp just like any other cannabis plant. Since 1970, it had been classified as a schedule 1 drug on the Drug Enforcement Administration's list of controlled substances, alongside heroin, LSD and marijuana. The DEA defines schedule 1 drugs as having no currently accepted medical use and a high potential for abuse. The new bill takes hemp off that list. The schedule 1 designation made universities reluctant to get involved in hemp research. With hemp being legalized now, those restrictions and hesitations about legal jeopardy have been removed.

The Company, through its new subsidiaries, will operate in the medical hemp sector.  In order to help our shareholders better understand the products we intend to employ in our business plans, we have provided certain explanations and definitions below.

The Company will initially extract and process a derivative of the hemp plant known as CBD oil. CBD is one of dozens of compounds found in hemp plants that belong to a class called cannabinoids. Of these compounds, CBD, CBG, CBN, CBC and THC are usually present in the highest concentrations and have the most common practical applications in the medical field.  The Company’s subsidiaries currently give most attention to high-CBD/low-THC products.  Marijuana, unlike most modern-day medicine, contains a wide range of chemical compounds. Scientists have identified to date, over 114 unique molecules in hemp known as cannabinoids, which include THC and CBD. Many other non-cannabinoid compounds are produced by the plant, but these are the compounds that are most addressed as having a use by the medical community.

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

CBD and THC levels tend to vary between different strains and varieties of hemp.  By using selective breeding techniques, certain growers have managed to create varieties with high levels of CBD, CBG and THCA, being the varieties currently employed for oil production by the Company’s MariJ Pharmaceuticals subsidiary.  That subsidiary also specialized in extracting oil from certified organic plants, rather than the standard non-organic varieties.

Unlike THC; CBD, CBG, CBC, and CBN do not cause a high or hallucinogenic effect. The reason why CBD is non-psychoactive is due to its lack of affinity for CB1 receptors, such as are found in high concentrations in the brain, and which become the channels through which THC is able to port its psychoactive effects.

Like most other companies in this industry, we are subject to various business regulations, permits and licenses. The Company, through its new subsidiaries, has entered a new business realm that may entail considerably more regulation than its previous endeavors. The Company believes that it has complied with appropriate state requirements for operations and believes it has obtained all permits necessary to function under the current state regulations where we have business operations.

Despite the passage of the Farm Bill, inherent risks continue to exist in this industry as a result of the determination by many nationally-chartered banks. As such, some businesses maintain large sums of cash on hand, and meeting payrolls and accounts payable obligations with cash rather than checks.  As a result, those businesses are placed at high risk of internal and external theft and crimes relating to the lack of controls and security afforded by transactional banking.  The Company is currently utilizing various financial institutions for its deposit needs, but this still creates risks when the proceeds at diverse production locations, often themselves in cash due to the same issues, cannot be deposited in nearby accessible depositories.  The Company has an armored vehicle for use in the transport of cash and hemp products but believes those risks will not be minimized until national depository institutions allow hemp-related businesses to utilize their facilities.

Estimate of the amount of money spent during each of the last two fiscal years on research and development

The Company spent a de-minimus amount on research and development during its last two fiscal years.

Costs and effects of compliance with environmental laws

The hemp industry, just like other industries, impacts our environment. Environmental laws relating to water rights, energy consumption, pollution, and overall carbon footprint all can and do impact the hemp industry.

While some areas of environmental law focus on the protection of the environment, others are designed to control human use of natural resources by setting up a system of environmental approvals. Environmental laws cover topics such as chemicals and pesticides, climate change and energy, coastal, marine and fisheries management, farming and private land management, forestry, clearing vegetation, trees, marine, pollution, water, just to name a few. Given all the facets of both indoor, outdoor, and greenhouse cultivation, in addition to chemical-intensive extractions and infusions of hemp oil products, it is easy to see why environmental laws are coming into play in the cannabis industry.

One of the most common environmental law issues for the hemp industry is waste management. Most states that legalize some form of hemp consumption strictly dictate the disposition and storage of the hemp by-products, as well as the types of pesticides, soil amendments, and fertilizers that can be safely applied to cannabis crops.

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

Energy consumption by hemp growers is also becoming an important issue. The significant use of electricity in indoor hemp production has caused concerns for the carbon-footprint of its production. States may pass legislatures to regulate energy consumption by passing the cost of such effects and consumption onto the hemp industry by instituting licensing and permitting fees.

Outdoor growers are not completely free of environmental concerns. They are also facing pressure under environmental laws because outdoor growing has led to deforestation, loss of wildlife, and erosion, and it often requires large amounts of water and pesticides.

Number of total employees and number of full-time employees

As of December 31, 2018, the Company had a total of nine employees, six of which are full time.

Available Information

Our Web address is www.acaciadiversifiedholdings.com. The Company makes its electronic filings with the Securities and Exchange Commission (“SEC”), including all Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports, available free of charge on its Web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. In addition, information regarding our board of directors is available on our Web site. The information posted on our Web site is not incorporated into this Annual Report on Form 10-K.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Description of Properties

At December 31, 2018, the Company does not currently own any real properties.

The Company rents its administrative office in Clearwater, Florida on a month to month basis, has a two-year lease on its retail space in Nashville, Tennessee and lease property for its growing facility in Pulaski, Tennessee.

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

The following are high and low closing prices quoted on the OTCQB during the periods indicated.

	Closing Prices
	High	Low
Quarters ending in 2017
March 31	$2.00	$1.30
June 30	$1.75	$1.07
September 30	$1.29	$0.53
December 31	$0.59	$0.34
Quarters ending in 2018
March 31	$0.80	$0.45
June 30	$0.72	$0.18
September 30	$0.25	$0.16
December 31	$0.24	$0.15

As of December 31, 2018, the Company had 218 registered stockholders of record. The Company believes that it may also have as many as 200 or more additional beneficial shareholders.  The number of both shareholders of record and beneficial shareholders may change on a daily basis and without the Company’s immediate knowledge.

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

At its meeting of directors on February 1, 2007, the Company’s board of directors approved the Acacia Automotive, Inc. 2007 Stock Incentive Plan1 (the “Plan”), which was approved by our stockholders on November 2, 2007, reserving 1,000,000 shares to be issued there under in the form of common stock or common stock purchase options.  On July 26, 2012, our shareholders voted to update and extend the Acacia Automotive, Inc. 2007 Stock Incentive Plan, renaming it the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan. Warrants, which may be included as equity compensation of used in other manners, are not a component of the Plan. On June 29, 2015 shareholders holding a majority of the shares of the Company voted to discontinue the Company’s stock incentive plans, but shares or options may still be authorized and issued by the Company’s Board of Directors. In resolutions since the implementation of the Plan, the directors granted restricted stock, warrants, and options for compensation summarized as follows as of December 31, 2018:

SUMMARY OF THE PLAN

Plan Description at December 31, 2018 and 2017	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Initial Number of Securities Available for Issue Under the Plan			1,000,000

Total Equity Plan Options outstanding at December 31, 2016 (2)	75,000	$0.41	*-
Total options approved and issued in 2017	-	-	-
Options expired in 2017	10,000	-	-
Total Equity Plan Options outstanding at December 31, 2017 (3)	65,000	$0.35	*-
Total options approved and issued in 2018	-	-	-
Options expired in 2018	15,000	0.50	-
Total Equity Plan Options outstanding at December 31, 2018 (4)	50,000	$0.30	*-

* The plan was terminated on June 29, 2015.

(2)	Of the 75,000 options still active as of December 31, 2016: (i) 10,000 expire at 11-2-2017; (ii) 15,000 expire at 12-31-2018; (iii) 30,000 expire at 11-6-2019; and, (iv) 20,000 expire at 12-23-2020.
(3)	Of the 65,000 options still active as of December 31, 2017: (i) 15,000 expire at 12-31-2018; (ii) 30,000 expire at 11-6-2019; and, (iii) 20,000 expire at 12-23-2020.
(4)	Of the 50,000 options still active as of December 31, 2018: (i) 30,000 expire at 11-6-2019; and, (ii) 20,000 expire at 12-23-2020.

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

In 2016, following the acquisition, the Company formed two new subsidiaries to conduct its new medical hemp business activities, being MariJ Pharmaceuticals, Inc. (“MariJ Pharma”) and Canna-Cures Research & Development Center, Inc. (“Canna-Cures”). In 2017, the Company formed a new subsidiary Eufloria Medical of Tennessee, Inc. (“EMT”) to conduct its retail business in the state of Tennessee. In July 2018, the Company announced the completion of its acquisition of Medahub Operations Group, Inc. and Medahub, Inc., technology companies (“Medahub”), complete with a current compounding pharmacy license in Florida.

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
c.

Compounding and manufacturing.  MariJ Pharma has begun construction of a mobile laboratory and testing unit, also on a heavy-duty truck chassis, intended to address the growing demand for these services in the medical hemp industry.

d.	Licensing and support of the Company’s GeoTraking Technology systems
e.	Processing and compounding services for medical grade hemp oils

On September 28, 2016, MariJ Pharmaceuticals, Inc. received an Organic Certification under the U.S. National Organic Program (7 CFR Part 205) for its proprietary CO2 mobile hemp oil extraction process and handling from OneCert, Inc., the issuing authority for that certification. As such, MariJ is now authorized to process directly for certified organic farms and is able to produce certified organic hemp oils.

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

The Company also acquired land in Tennessee and has completed excavation and other cleanup and developed the farm into its first grow facility, allowing for improved efficiencies through growing, processing and manufacturing the Company’s own product line and building sales through dedicated distributors.  The Company will grow its own plant material, process that plant material through another wholly owned subsidiary, MariJ Pharma and manufacture consumer products with the “EUFLORIA” branding for the dedicated distribution channels.

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

Discussion Regarding the Company’s Consolidated Operating Results

The results of operations are based on preparation of financial statements in conformity with accounting principles generally accepted in the United States of America.  The preparation of financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the financial statements.  The Company’s accounting policies are more fully described in Note 3 to the Consolidated Financial Statements.

During the year ended December 31, 2018, we generated $415,051 of revenue compared to $478,231, an decrease of $63,180 or 13%. The decrease is primarily as a result of having fewer contracts for extraction services in 2018. In 2017, revenue was higher as a result of more aggressive advertising and marketing effort which enabled us to obtain additional contracts for extraction services. Costs of goods sold increased by $34,967, or 14%, from $241,343 to $276,310, primarily due to increase in extraction costs, including costs of the extraction technicians and depreciation on extraction equipment. As a result, gross profit decreased by $98,147 or 41% from $236,888 to $138,741.

During the year ended December 31, 2018, our selling, general and administrative expenses decreased by $76,340 or 5% from $1,634,885 to $1,558,545. Employee compensation expenses decreased primarily due to the closing of our retail store in Colorado in the summer of 2017 and a reduction of commission paid to extraction technicians in 2018. This decrease is offset by the increase in general and administrative expenses. The increase in general and administrative expenses is primarily due to the planning and opening our retail and grow operations in Tennessee in 2018. We incurred significant travel expense and growing and retail facilities expense as a result of operating in Tennessee.

As a result of the above, operating losses increased by $21,807 or 2% from $1,397,997 to $1,419,804 during the year ended December 31, 2018.

The Company’s other expenses were $292,898 during the year ended December 31, 2018. This is primarily due to non-cash derivative expense from issuances of convertible notes payable and the related amortization of debt issuance costs. The Company’s other expenses were $435,731 during the year ended December 31, 2017. This is primarily due to cash and non-cash interest expense incurred on note payable with related party and on convertible note and amortization of debt issuance costs. Decrease in other expenses was $142,833, or 33% during the year ended December 31, 2018.

As a result of the above, our consolidated net loss for the year ended December 31, 2018 amounted to $1,712,703 compared to a consolidated net loss of $1,833,728 for the year ended December 31, 2017, an decrease of $121,025 or 7%.

Total Assets.  Total assets at December 31, 2018 and December 31, 2017 were $ 696,895 and $606,800, respectively.  Total assets consist of current assets of $239,132 and $119,528, respectively, net property and equipment of $453,562 and $483,931, respectively, and deposits of $4,201 and $3,341, respectively. Total assets increased by $90,095, or 15% primarily due to an increase in accounts receivable of $113,150 or 496% due to meeting the revenue recognition criteria for an extraction contract completed towards the end of 2018. Management provided an allowance for doubtful accounts in the amount of $25,000 as an estimated reserve.

Total Liabilities.  Total liabilities at December 31, 2018 and 2017 were $1,649,675 and $1,092,168, respectively. Total liabilities increased $557,507, or 51%. The increase is primarily attributable to the followings. Accounts payable and accrued expenses decreased by $151,033, from $440,838 to $289,805, or 34% primarily represents settlement of accrued salary, bonus and expenses through issuance of the Company's common stock to the Company's CEO, offset by an increase in accounts payable to our vendors due to increase in operating activities in Tennessee. In addition, the Company also issued notes payable to its CEO to obtain working capital. The Company also entered into two convertible notes agreement with an unrelated entity to obtain working capital. As a result of the variable conversion features in these convertible notes, the Company incurred additional derivative liability.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. For the year ended December 31, 2018, we had a net loss of $1,712,703. In light of the continued net losses, our ability to continue as a going concern is dependent upon our ability to begin operations and to achieve a level of profitability. We intend on financing our future development activities and our working capital needs largely from the sale of its common stock with some additional funding from related parties until such time that funds provided by operations are sufficient to fund working capital requirements. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we become unable to continue as a going concern.

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock, notes payable and advances from our majority stockholder and entering into financing agreements with unrelated parties. During the year ended December 31, 2018, we obtained working capital from issuing notes payable to a related party in the amount of $254,000, entering into convertible notes with an unrelated party and received proceeds of $175,000 and obtained $70,000 of proceeds from sale of our common stock. During the year ended December 31, 2017, we obtained working capital largely from issuing a note payable to a related party in the amount of $537,283.

We have incurred significant net losses and negative cash flows from operations since its inception. As of December 31, 2018, we had an accumulated deficit of $6,666,649.

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

During the year ended December 31, 2018, we used cash from operations of $465,638 compared to $566,271 in 2017, a decrease of $100,633. This is largely attributable to a higher account receivable balance at the end of 2018 and lower accounts payable and accrued expense balances. To generate a positive cash flow, we will have to increase our revenues and decrease expenses.

During the year ended December 31, 2018, we invested $47,109 in the purchase of property and equipment, compared to $11,284 in 2017. Cash investment in property and equipment was higher in current year because we were making improvements to the property and retail space in Tennessee.

During the year ended December 31, 2018, we generated $536,127 from financing activities compared to $562,094 in 2017. In 2018, we obtained working capital from issuing notes payable to a related party in the amount of $254,000, entering into convertible notes with an unrelated party and received proceeds of $175,000 and obtained $70,000 of proceeds from sale of our common stock. In 2017, we obtained working capital largely from issuing note payable to a related party for $405,000 and from issuance of a convertible note to an investor for $79,050 which was paid back in 2017.

As a result of the above, as of December 31, 2018, we had a positive consolidated cash flow of $23,380 for the year compared to a negative consolidated cash flow of $15,461 for the year ended December 31, 2017.

Discussions Regarding Operating Leases and Commitments

As of December 31, 2018, the Company has the following operating lease obligations.

The Company rents administrative space in Clearwater, Florida at $965 per month on a month to month basis and rents retail space in Nashville, Tennessee at $2,500 per month beginning in December 2017 for the first twelve months and at $2,250 per month for the next twelve months.

On May 1, 2016, the Company entered into an employment agreement with its CEO. The term of the employment is through December 31, 2019. The salary for our CEO for the years 2018 and 2017 was $195,000 each year plus annual bonus at 35% of the salary.. Any salary and bonus increases must be reviewed and approved by the Company’s board of directors. The agreement provides for a monthly storage and corporate housing allowance of $1,000 for a property owned by the CEO and a monthly automobile allowance of $1,000.

In August 2016, the Company entered into a licensing agreement to use exclusively a brand name for its products for five years. Pursuant to the terms of the agreement, the Company issued 2,000 shares of its restricted common stock to the brand owner and 2,000 shares at the end of each of the next four years. During the years ended December 31, 2018 and 2017 was $1,420 and $3,620, respectively. There remains 6,000 shares to be issued to the brand owner.

In May 2018, the board of directors approved to discontinue payment of the storage and corporate housing allowance of $1,000 per month, retroactively to January 1, 2018. As a result, no expenses related to the storage and corporate housing allowance was recorded during the year ended December 31, 2018. The automobile allowance remains unchanged at $1,000 per month. As such, the Company is committed to an annual expenditures of $12,000 for the year ended December 31, 2019.

In July 2018, the board of directors approved issuance of 85,000 shares of the Company's restricted common stock to the Company's CEO to settle the storage and corporate housing allowance and automobile allowance in the amount of $17,000 accrued through July 2018. As a result, $5,000 and $10,000 remained owed to the Company’s CEO at December 31, 2018 and 2017, respectively.

During the year ended December 31, 2018, expenses related to the automobile allowances totaled $12,000. During the year ended December 31, 2017, expenses related to the housing and automobile allowances totaled $24,000.

Rent expense for the above leases and commitments for the years ended December 31, 2018 and 2017 were approximately $42,040 and $46,200, respectively.

In December 2018, the Company entered into an agreement with a consulting firm for corporate structure and sales support services. The agreement began in January 2019 and will end in March 2019. The terms of the agreement call for compensation of $2,000 per month, 7.5% of the sales the consulting firm brought into the Company as well as payment in the form of stock based compensation for funds raised. To date, the consulting firm has not brought in any sales to nor raised any funds on behalf of the Company.

The Company’s commitment to these expenditures for the year ending December 31, 2019 are as follow:

Tennessee retail space lease	$30,600
Consulting fee	6,000
CEO automobile allowance	12,000
$48,600

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

Going Concern

The Company has not generated profit to date. The Company expects to continue to incur operating losses as it proceeds with its growing and retail operations in Tennessee, extraction and research and development activities and continues to navigate it through the regulatory process. The Company expects general and administrative costs to increase, as the Company adds personnel and other administrative expenses associated with its current efforts. As such, and without substantially increasing revenue or finding new sources of capital, the Company will find it difficult to continue to meet its obligations as they come due.  The Company is still locating new clients for its services and products, and the business is generally seasonal with the second and third quarters of the calendar year being the slowest as a result of it being the “off season” for outside grow of hemp plants.  The Company is currently involved in a capital raise. However, there can be no assurance that the Company will be successful in its efforts to raise capital, or if it were successful in raising capital, that it would be successful in meeting its business plans.  While the services performed by the Company’s MariJ Pharma subsidiary and sales of current inventory supplies, if sold on a seasonally-adjusted basis, are anticipated to be sufficient to meet the Company’s liquidity needs, these factors raise some doubt as to the ability of the Company to continue as a going concern.  Management’s plans include increasing production at the Company’s new MariJ Pharma subsidiary by locating additional extraction contracts, selling its inventories of products, and attempting to raise funds from the public through an equity offering of the Company’s common stock. Management intends to make every effort to identify and develop all these sources of funds, but there can be no assurance that Management’s plans will be successful.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses for all periods presented and has a substantial accumulated deficit. As of December 31, 2018, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

DEFERRED FARM EXPENSE - The Company's subsidiary EMT grows hemp plants in both its indoor and outdoor facility. In accordance with Accounting Standards Codification 905 - Agriculture, all direct and indirect costs of growing the plants are accumulated until the time of harvest. Crop costs such as soil preparation incurred before planting are deferred and allocated to the growing crop.

PROPERTY AND EQUIPMENT – Property and equipment are stated at cost less accumulated depreciation.  Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives, which are generally two to seven years.

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

REVENUE RECOGNITION - In May 2014, the FASB issued Accounting Standard Update 2014-09 - Revenue from Contracts with Customers (Topic 606), which replaces numerous requirements in U.S. GAAP, including industry specific requirements, and provides a single revenue recognition model for recognizing revenue from contracts with customers. The Company adopted this standard effective January 1, 2018.

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

STOCK BASED COMPENSATION - The Company accounts for stock-based compensation under Accounting Standards Codification 718 - Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date and recognized over the period during which an employee is required to provide services (requisite service period). An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense during the years ended December 31, 2018 and 2017.

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

MEDAHUB ACQUISITION - In July 2018, the Company announced the completion of its acquisition of Medahub Operations Group, Inc. and Medahub, Inc., technology companies (“Medahub”), which includes a current compounding pharmacy license in Florida. The Medahub acquisition allows the Company to be fully HIPAA compliant and cloud based on an HL7 platform. The Company can soon offer licensing agreements for other cannabis companies wanting to be HIPAA compliant from left to right or seed to sale and Doctor to Patient. The Company issued 600,000 shares of its restricted common stock to the principal of Medahub as consideration of the acquisition, valued at $126,000.

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

Management, including our Principal Executive Officer, who acts as our Principal Financial Officer and Principal Accounting Officer, does not expect that our controls and procedures will prevent all errors and fraud, and our present efforts are oriented on improving the availability and thoroughness of information to management and to generate financial statements.  In designing and evaluating the controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.  Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Principal Executive Officer, Chief Executive Officer and Principal Accounting Officer, Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2018.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria set forth in the Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018 because of material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis. Our management concluded that the Company has material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Management has, however, implemented controls and procedures in recent years surrounding cash disbursements, internal financial accounting, including cross reconciliations covering equity transactions and hiring a financial controller to further enhance our internal controls.

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

Changes in Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2018, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. During the year ended December 31, 2018, management has, however, continued to strengthen internal controls and procedures through the implementation of entity-level controls.

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

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

The directors and executive officers of the Company, and their respective ages, as of December 31, 2018, and positions held with the Company, were as follows:

Name	Age	Position
Richard K. Pertile	57	Director, President, Chairman of the Board, Chief Executive Officer and Chief Financial Officer
Danny R. Gibbs	61	Director
Neil Gholson	59	Director
Gary J. Roberts, Jr.	52	Director
Dr. Richard Paula	51	Director
Kim Edwards	51	Vice President and Chief Operating Officer

Richard K. Pertile, age 57, became CEO, President, a Director, and Chairman of the Board of Directors of the Company on January 15, 2016. Since 2013 until January 15, 2016 Mr. Pertile served as President and Chief Executive Officer of MariJ Agricultural, Inc.  He founded JR Hemp Industries, Canna-Tags, and Canna-Cures R&D in Clearwater Florida where he began building a medical hemp consortium.   Born, raised and educated in the Chicago area, he successfully operated his own restaurants, hotel and nightclub.  Relocating to Pinellas County, Florida in 1989, Mr. Pertile joined Cornerstone Marketing of America, a subsidiary of United Insurance Companies, quickly being promoted to Executive Vice-President with responsibility for building its nationwide outside sales team.  By the end of 2003, Mr. Pertile achieved year-over-year compounded growth of 30%, generating more than $1 billion in sales through 8,000 independent contractors in 40 states.  After retiring in 2004, he turned his attention to philanthropy work in helping build a workout facility with the Juvenile Protection Services Program of Florida.  From 2006 to 2010, after re-entering the business sector, he became President and Chief Marketing Officer of Independent Producers of America, a small Texas corporation he lead to becoming a publicly traded company on the Nasdaq Exchange.  Again turning his attention to philanthropies in 2010, he formed the Pertile Family Foundation and was appointed to the Board of Directors of the Tampa Chapter of the American Diabetes Association where he concentrated his fundraising activities. Mr. Pertile earned degrees in Business Management and Wastewater Engineering from the College of Lake County, Illinois, and trained under such recognized business leaders as Zig Ziglar, Dr. David Cook, Dr. Rick Jernigan, Brian Flanagan, and Brian Tracy.  Mr. Pertile resides in Florida with his wife of 27 years, Debbie.  They have two sons, both residing in Florida.

Danny R. Gibbs, age 61 was reappointed to the Board of Directors on September 1, 2013 after originally serving from October of 1984 through September 29, 2011.  Mr. Gibbs was the President of Gibbs Construction, Inc. (later becoming Acacia Automotive, Inc. and ultimately Acacia Diversified Holdings, Inc.) and a charter member of the Company’s Board of Directors beginning with its formation in October of 1984 until April of 2000, and in February of 2007 Mr. Gibbs agreed to serve on Acacia’s new board, where he served until September 29, 2011. The Company was most pleased to welcome Mr. Gibbs’ return to its Board of Directors as he brings decades of experience in the public domain.  From 2000 through 2003, Mr. Gibbs served as Senior Project Manager for TOC Companies in the Dallas, Texas area. From the beginning of 2004 through the present, he has served in a similar capacity with Dimensional Construction, Inc. Both companies were located in Garland, Texas where Mr. Gibbs resides with his family.

Neil B. Gholson, age 59.  Mr. Gholson’s background is rooted deeply in the financial services and insurance industries since 1988, serving on the board of directors with 4 companies during the last ten years.  Mr. Gholson has been the owner and principal of Long Term Care Financial Solutions, LLC since 2003, and co-owner and principal of Medicare Insurance Consultants, LLC since 2015. He graduated with a BA in History from Atlantic Christian College in 1981 and earned a Certificate in Financial Planning from Florida State University in 2006.  Mr. Gholson resides in Tampa, Florida with wife Michele and 2 daughters.

Gary J. Roberts, Jr., age 52. As a young entrepreneur attending the University of Alabama, Mr. Roberts started and grew various service-oriented companies. Following college, Mr. Roberts played a key role in developing Transplatinum Plus, an electronic fuel card transfer company in Nashville, Tennessee that was eventually sold to Fleet One. For the next eight years Mr. Roberts served as Vice President and Chief Operating Officer of Perma Crete Resurfacing Products in Nashville, Tennessee from 1993 to 2001 where he expanded the operation nationally with an extensive dealership distribution system as well as running a national retail installation department. In 2001, Gary shifted gears and turned his focus to the Health Insurance industry.  He was District Manager with Cornerstone America from 2000 to 2002 while building one of the top teams in the nation. Gary assumed the position of Vice President of the Company’s Southeastern Territory in 2003, maintaining that position through the present. During this time, Mr. Roberts has continued to build it into one the nation’s largest insurance distribution groups, with his territory ranking in the top two USA every year as well as being ranked as the top territory in the USA one of those years.

Dr. Richard Paula, age 50. Dr. Paula joined the Company's board of directors in July 2018. Dr. Paula has over 20 years’ experience in the medical field. From March 2010 through January 2014, Dr. Paula was employed by Tampa General Hospital as the Chief Medical Information Officer and Vice President. From January 2014 through the present, Dr. Paula has been employed by the Shriners Hospitals for Children in Tampa, Florida. He currently serves as the Chief Medical Information Officer at the Shriners Hospitals for Children. We believe that Dr. Paula’s substantial experience in the medical field will be of great benefit to the Company as we explore and determine the various uses, including potential medical applications, for our industrial hemp oil products.

Mrs. Edwards, age 51, was born and raised in Boston, Massachusetts until moving to Florida to assume a position in resource and financial management, later managing advisory services for an independent financial firm. Mrs. Edwards subsequently owned and operated retail businesses in Florida. After serving as a Director in the healthcare industry for Independent Producers of America April 2009 through May 2014, Mrs. Edwards joined MariJ Agricultural, Inc. May 2014.  Following the merger between the MariJ Group of companies and Acacia, Mrs. Edwards assumed the duties of Chief Operating Officer of the consolidated entity and was appointed as Vice President of the Company in conjunction with her other duties on August 18, 2016. Mrs. Edwards and her husband of 25 years reside in the Palm Harbor, Florida area with their three children.

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of reports submitted to us during the fiscal year ended December 31, 2018, the following table sets forth the name of any such person that failed to file the required forms on a timely basis, including the number of late reports, the number of transactions not reported on a timely basis and any known failure to file a required form.

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

Director Name	Audit Committee	Compensation Committee	Nominating Committee	Primary Committee
Richard K. Pertile	—	—	Member	Member
Danny R. Gibbs	Chair	Member	Member	Member
Neil B. Gholson	Member	Chair	Chair	—
Gary J. Roberts, Jr.	Member	Member	—	Chair
Dr. Richard Paula	Member	Member	Member	Member

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

Item 11.  Executive Compensation

The following table sets forth certain information concerning the compensation earned during the years ended December 31, 2018 and 2017 by the Company’s Chief Executive Officers, Chief Financial Officer and Chief Operating Officer, for whom disclosure is required:

SUMMARY COMPENSATION TABLE

		Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Total
Richard K. Pertile (1)	2018	$195,000	$68,250	$263,250
	2017	$195,000	$68,250	$263,250
Kim Edwards (2)	2018	$105,000	$36,750	$141,750
	2017	$101,192	$35,417	$136,609

(1)  Mr. Pertile became CEO and CFO of the Company on January 15, 2016 and has continued to serve in that capacity without interruption. During 2018, the board of directors approved settling accrued salary and bonus with its CEO through issuance of the Company's restricted common stock. The Company issued 2,148,125 shares of the Company's restricted common stock to its CEO to settle $262,500 of accrued salary and $167,125 of accrued bonus owed to its CEO.

(2)  Ms. Edwards became Vice President and COO of the Company on August 18, 2016 and has continued to serve in that capacity without interruption. During 2018, the board of directors approved settling accrued bonus with its COO through issuance of the Company's restricted common stock. At the present time, all of the accrued bonus to our COO remains unpaid.

Option Tables

The following table sets forth certain information concerning grants of options to purchase shares of common stock of the Company made during the years ended December 31, 2018 and 2017, to the executive officers named in the Summary Compensation Table.

EXECUTIVE STOCK OPTION GRANTS

(YEARS ENDED DECEMBER 31, 2018 AND 2017)

	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options Unexercisable	Weighted Average Per Share Exercise Price	Expiration Dates
None	-	-	-	-

Director Compensation

Since February 1, 2007 through December 31, 2010 directors of the Company served without compensation except under the Acacia Automotive, Inc. 2007 Stock Incentive Plan for which each non-employee director of the Company was granted an option to acquire an initial 10,000 shares of common stock upon his appointment or election to the board, and 15,000 additional options were granted upon election to a full term and annually thereafter.  On December 30, 2010, the Company’s Board of Directors suspended the issuance of options as compensation to its directors effective January 1, 2011, and as such issued no options as director compensation from that time through December 31, 2018.  The Company did not issue any common stock purchase options for any reason since December 31, 2010.

The following table sets forth certain information regarding compensation paid to directors for the fiscal years ended December 31, 2018 and 2017:

	Dollar Amount Recognized for Financial Reporting Purposes
	2018	2017
Richard K. Pertile (1)	$-0-	$-0-
Steven L. Sample (2)	-0-	-0-
Neil B. Gholson (3)(8)	7,013	33,000
Gary J. Roberts, Jr. (4)(8)	7,013	33,000
Danny Gibbs (5)(8)	7,013	33,000
Dr. Richard Paula (6)(7)	3,600	-0-
Total	$24,639	$99,000

Upon a change of control, all outstanding options granted to executive officers and directors vest.

(1)	Appointed as Chairman of the Company’s Board of Directors January 15, 2016.
(2)	Served as Chairman of the Company’s Board of Directors from August 2006 until January 15, 2016, at which time he continued to serve as a director until resigning on January 17, 2017.
(3)	Appointed to the Company’s Board of Directors on January 15, 2016.
(4)	Appointed to the Company’s Board of Directors on January 15, 2016.
(5)

Originally served on the Company’s board of directors from 1984 through August of 2006.  Was again appointed to the Board of Directors on February 1, 2007 where he served until September 29, 2011.  Was reappointed to the Board of Directors on September 1, 2013 and continues to serve.

(6)	Appointed to the Company’s Board of Directors on July 13, 2018.
(7)

In the year ended December 31, 2018, the Company's board of directors approved issuance of 20,000 shares of the Company's restricted common stock to this director for services performed in 2018. These shares were valued at $3,600 on commitment date and were not yet issued at December 31, 2018. There was no cash compensation paid to the director.

(8)

In the year ended December 31, 2018, the Company's board of directors approved issuance of 30,000 shares of the Company's restricted common stock to these directors for services performed in 2018. Only 10,000 shares were issued to each of these directors at December 31, 2018. The 90,000 shares were valued at $21,039 on commitment date. In the year ended December 31, 2017, each of these directors was issued 20,000 shares of the Company’s restricted common stock for services performed. These 60,000 shares were valued at $99,000 on commitment date. There was no cash compensation paid to the directors.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 31, 2018, the ownership of common stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the Company’s common stock, (ii) each director of the Company, and (iii) all directors and officers as a group.  Except as otherwise indicated, each stockholder identified in the table possesses sole dispositive voting and investment power with respect to its or his shares.

Shares Owned at December 31, 2018
Name and Address of Beneficial Owner	Number of Shares	Percent
Richard K. Pertile (1)	6,677,125	31%
Neil B. Gholson (3)	970,000	4%
Gary J. Roberts, Jr. (4)	407,720	2%
Danny R. Gibbs (5)	243,518	1%
Dr. Richard Paula (6)	20,000	0%
All directors and officers as a group (five persons)	8,318,363	38%
Steven L. Sample (2)	1,333,065	6%
All of the above as a group (six persons)	9,651,428	44%

(1)  Mr. Pertile became the CEO and President of the Company and the Chairman of the Board of Directors on January 15, 2016.  He acquired 1,014,000 shares of the Company’s Common stock in the Asset Purchase Agreement on that same date by and between the Company and the MariJ Group of Companies.  Mr. Pertile also acquired another 1,220,000 shares of the Company’s Common stock in the remainder of 2016. Mr. Pertile was issued 210,000 shares of the restricted Common stock of the Company in 2017 for services and interest on his loans to the Company.  Mr. Pertile had also obtained from Mr. Sample, in conjunction with the acquisition, the right to acquire an additional 2,500,000 shares of Mr. Sample’s Common stock of the Company, and in 2017 Mr. Pertile exercised his option to do so. In addition, Mr. Pertile had an option to acquiring an additional 1,000,000 shares of Mr. Sample’s shares in the Company under a separate agreement but did not exercise such option. In 2018, Mr. Pertile was issued 2,233,125 shares of the Company's restricted common stock to settle accrued salary, bonus and other expenses. Mr. Pertile also transferred 500,000 shares of his own shares to direct Neil Gholson in 2018. This resulted in Mr. Pertile’s ownership of 6,677,125 shares of Company’s common stock with a corresponding number of votes, or 31% of the total issued and outstanding shares of the Company.

(2) Mr. Sample served as the Company’s CEO, President, and Chairman of the Board from 2006 until January 15, 2016, when the Company acquired the MariJ Group of companies and installed that group’s chief executive as Acacia’s. Mr. Sample’s holdings as reflected in the table above excludes 950,000 warrants held by Mr. Sample issued in exchange for converting all his shares of the Company’s preferred stock to common stock in 2010, and not for compensation, at an average exercise price of $3.00 per share. Those warrants expired at December 31, 2016. Further, 2,500,000 of Mr. Sample’s shares in the above table were extended to Mr. Pertile through an offer to purchase in conjunction with the MariJ Asset Purchase Agreement.  Mr. Pertile exercised his right to acquire those shares on January 17, 2017. Mr. Pertile also had an option to acquire an additional 1,000,000 of Mr. Sample’s Acacia shares under a separate agreement. Mr. Pertile did not exercise this option. On January 17, 2017, Mr. Sample resigned as an employee and director of the Company. Mr. Sample disclaims any beneficial ownership of any securities owned by others and disclaims any beneficial ownership by others of any securities he owns.

(3)  Mr. Gholson became a director of the Company on January 15, 2016 and acquired 60,000 shares of the Company’s Common stock in the Asset Purchase Agreement of that same date and purchased an additional 110,000 shares in 2016. In 2017, Mr. Gholson also was issued 50,000 shares of the Company’s common stock for services performed related to the Company’s Equity Purchase Agreement with Peak One Investments, LLC and Peak One Opportunity Fund, LP and issuance of convertible notes to Peak One Opportunity Fund, LP. In addition, Mr. Gholson was issued 20,000 shares of the Company’s common stock as compensation for serving as a director of the Company. In 2018, Mr. Gholson was issued 30,000 shares of the Company's restricted common stock for serving as a director of the Company. Mr. Gholson also acquired 200,000 shares of the Company's common stock. Mr. Gholson also acquired 500,000 shares from the Company's CEO directly. This resulted in Mr. Gholson’s ownership of 970,000 shares of Company’s common stock with a corresponding number of votes, or 4% of the total issued and outstanding shares of the Company.

(4)  Mr. Roberts became a director of the Company on January 15, 2016 and acquired 102,200 shares of the Company’s Common stock in the Asset Purchase Agreement of that same date and purchased an additional 150,000 shares in 2016.  In 2017, Mr. Roberts acquired another 10,000 shares. In addition, Mr. Roberts was issued 20,000 shares as compensation for serving as a director of the Company, and 95,520 shares for his efforts in acquiring and preparing the properties owned by the Company’s subsidiary Eufloria Medical of Tennessee, Inc. In 2018, Mr. Roberts was issued 30,000 shares of the Company's restricted common stock for serving as a director of the Company. This resulted in Mr. Roberts’s ownership of 407,720 shares of Company’s common stock with a corresponding number of votes, or 2% of the total issued and outstanding shares of the Company.

(5)  Mr. Gibbs is a founder of the Company, first becoming a director in October 1984 before departing in September 2011.  Mr. Gibbs rejoined the board in 2013 and has continued to serve until the present.  Mr. Gibbs purchased 40,000 restricted shares of the Company in 2016 and owned 157,500 shares of the Company’s common stock at December 31, 2016. In 2017, Mr. Gibbs was issued 20,000 shares of the Company’s common stock as compensation for serving as a director of the Company. In 2018, Mr. Roberts was issued 30,000 shares of the Company's restricted common stock for serving as a director of the Company and 36,018 shares of the Company’s common stock as compensation for his efforts in renovating a property owned by the Company’s subsidiary Eufloria Medical of Tennessee, Inc. This resulted in Mr. Gibbs ownership of 243,518 shares of Company’s common stock with a corresponding number of votes, or 1% of the total issued and outstanding shares of the Company.

(6) Dr. Paula became a director of the Company on July 13, 2018. In 2018, Dr. Paula was issued 20,000 shares of the Company's restricted common stock for serving as a director of the Company. This resulted in Dr. Paula's ownership of 20,000 shares of Company’s common stock with a corresponding number of votes, or less than 0.1% of the total issued and outstanding shares of the Company.

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

Director Independence

We believe that, in accordance with the Company Guide of the American Stock Exchange, that Messrs. Gibbs, Gholson, Roberts and Dr. Paula are independent directors, those three individuals being a majority of our current Board of Directors. As employee-officers and directors of the Company, Mr. Pertile and Ms. Edwards are not considered to be independent.

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

The Company has no other full-time corporate officers except for Mr. Pertile, its President and CEO, and Mrs. Edwards, its Vice President and COO, who devote the majority of their business time and efforts to the management and direction of the Company and its subsidiaries.  The President and CEO of the Company serves as a director of the Company as well as serving as an officer and director of the Company’s subsidiary corporations.  Service in those capacities with the subsidiaries is not considered to constitute a conflict of interest on the part of employees, managers, or directors.  The Company’s CEO and COO continued to serve in those capacities as of December 31, 2018. Mr. Sample resigned as CEO, President and Chairman of the Board of the Company on January 15, 2016 in favor of selection of new officers following the Company’s acquisitions of the MariJ Group of companies on that same date. Mr. Sample remained as a non-officer employee and director of the Company until January 17, 2017, at which time he resigned, effective December 31, 2016.

Item 14.  Principle Accountant Fees and Services

Aggregate fees for professional services rendered by KWCO for the years ended December 31, 2018 and 2017 were as follows:

	2018	2017
Audit fees	$46,650	$74,790
Tax preparation fees	9,000	11,500

Total fees	$55,650	$86,290

Audit Fees.  Audit fees consist of professional services rendered in connection with the audits of the Company’s annual consolidated financial statements, reviews of the Company’s internal accounting and reporting controls under Section 404 of the Sarbanes-Oxley Act, and reviews of interim consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q.

Tax Preparation Fees.  Tax preparation fees include preparation of federal and state tax returns. In 2018 and 2017, the Company incurred $9,000 and $11,500 for preparation of its 2017 and 2016 tax returns, respectively.

The audit committee reviews all audit and non-audit related fees at least annually. The audit committee pre-approve all audit and non-audit related services in fiscal years 2018 and 2017.

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

Item 15.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)    Financial Statements

The following financial statements are included herewith:

(b) Exhibits required by Item 601, Regulation S-K;

Exhibit Number and Description			Location Reference

(3.0)	Articles of Incorporation
	(3.1)	Articles Of Amendment And Restated Articles Of Incorporation of Acacia Diversified Holdings, Inc. dated June 9, 2015	See Exhibit Key
	(3.2)	Restated Bylaws Of Acacia Diversified Holdings, Inc. dated June 29, 2015	See Exhibit Key
(9.0)	Voting Proxy Agreement between Rick Pertile and Steven L. Sample		See Exhibit Key
(10.1)	Consolidated Loan Agreement		See Exhibit Key
(10.2)	Consolidated Promissory Note		See Exhibit Key
(10.3)	Security Agreement – Acacia Diversified Holdings, Inc.		See Exhibit Key
(10.4)	Security Agreement -- Marij Agriculture, Inc.		See Exhibit Key
(10.5)	Security Agreement -- Marij Agriculture, Inc.		See Exhibit Key
(10.6)	Security Agreement – CannaCures Research & Development Center, Inc.		See Exhibit Key
(10.7)	Definitive Asset Purchase Agreement between Acacia Diversified Holdings, Inc. and the Medahub Companies		See Exhibit Key
(14.0)	Code of Ethics		See Exhibit Key
(21.0)	List of Subsidiaries		See Exhibit Key
(31.1)	Certificate of Chief Executive Officer And Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
(32.1)	Certification of Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
10.3 Incorporated by reference herein from the Company’s Form 8-K filed on November 3, 2017.
10.4 Incorporated by reference herein from the Company’s Form 8-K filed on November 3, 2017.
10.5 Incorporated by reference herein from the Company’s Form 8-K filed on November 3, 2017.
10.6 Incorporated by reference herein from the Company’s Form 8-K filed on November 3, 2017.
10.7 Incorporated by reference herein from the Company's Form 10-Q filed on November 5, 2018
14.0 Incorporated by reference herein from the Company’s Form 10-Q filed on November 13, 2017.
21.0 Incorporated by reference herein from the Company’s Form 10-Q filed on August 7, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acacia Diversified Holdings, Inc.

Date: April 1, 2019	By:	/s/ Richard K. Pertile
Richard K. Pertile
Principle Executive Officer Principle Financial Officer Principle Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard K. Pertile	Director	April 1, 2019
Richard K. Pertile

/s/ Neil B. Gholson	Director	April 1, 2019
Neil B. Gholson

/s/ Gary J. Roberts, Jr.	Director	April 1, 2019
Gary J. Roberts, Jr.

/s/ Danny R. Gibbs	Director	April 1, 2019
Danny R. Gibbs

/s/ Richard Paula	Director	April 1, 2019
Richard Paula

ACACIA DIVERSIFIED HOLDING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Acacia Diversified Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Acacia Diversified Holdings, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholder’s deficit, and cash flows for years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its consolidated operations and  cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KWCO, PC

We have served as the Company’s auditor since 2015.

Odessa, Texas

April 1, 2019

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2018 AND 2017

	December 31,	December 31,
	2018	2017
ASSETS

CURRENT ASSETS:
Cash	$51,797	$28,417
Accounts receivable, net of allowance for doubtful accounts of $25,000 and $17,450 in 2018 and 2017, respectively	135,970	22,820
Inventories	43,550	57,257
Prepaid expenses and other current assets	7,815	11,034
Total Current Assets	239,132	119,528

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $277,343 and $172,783 in 2018 and 2017, respectively	453,562	483,931

DEPOSITS	4,201	3,341

TOTAL ASSETS	$696,895	$606,800

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$289,805	$440,838
Current portion of long-term debt	4,359	-
Convertible notes payable	199,100	-
Notes payable to related party	812,400	558,400
Accrued interest on notes payable to related party	65,774	11,872
Payable to related parties	66,500	81,058
Total Current Liabilities	1,437,938	1,092,168

LONG-TERM LIABILITY:
Long-term debt, net of current portion	15,219	-
Derivative liability	196,518	-
Total Long-term Liability	211,737	-

Total Liabilities	1,649,675	1,092,168

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 150,000,000 shares authorized; 21,813,625 and 17,539,982 shares issued and outstanding at December 31, 2018 and 2017, respectively	21,814	17,540
Additional paid-in capital	5,692,055	4,451,038
Accumulated deficit	(6,666,649)	(4,953,946)
Total Stockholders' Deficit	(952,780)	(485,368)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$696,895	$606,800

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017

REVENUE	$415,051	$478,231

COSTS OF GOODS SOLD
Costs of goods sold	195,266	168,400
Depreciation expense	81,044	72,943
	276,310	241,343

GROSS PROFIT	138,741	236,888

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Employee compensation expenses	572,444	720,141
General and administrative expenses	962,585	909,230
Depreciation expense	23,516	5,514
	1,558,545	1,634,885

LOSS FROM OPERATIONS	(1,419,804)	(1,397,997)

OTHER INCOME (EXPENSE)
Derivative expense	(196,518)	-
Loss on sale of assets	(12,362)	(9,530)
Interest expense	(84,794)	(427,572)
Other income	775	1,371
TOTAL OTHER INCOME (EXPENSE)	(292,899)	(435,731)

NET LOSS BEFORE INCOME TAXES	(1,712,703)	(1,833,728)
Income taxes	-	-

NET LOSS	$(1,712,703)	$(1,833,728)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.09)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	19,604,467	17,372,858

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total

Balance December 31, 2016	16,931,816	$16,932	$3,393,539	$(3,120,218)	$290,253

Common stock issued for services	340,900	341	565,228		565,569

Common stock issued for interest expense	216,000	216	366,184		366,400

Employee stock plan compensation	10,000	10	75,405		75,415

Common stock issued to acquire property and equipment	41,266	41	50,682		50,723

Net loss				(1,833,728)	(1,833,728)

Balance December 31, 2017	17,539,982	17,540	4,451,038	(4,953,946)	(485,368)

Common stock issued for services	1,197,000	1,197	535,711		536,908

Common stock issued for acquisition of Medahub, Inc.	600,000	600	125,400		126,000

Common stock issued for accrued expense	2,233,125	2,233	444,392		446,625

Common stock issued to related party for leasehold improvement	36,018	36	17,613		17,649

Employee stock plan compensation	7,500	8	48,101		48,109

Common stock issued for cash	200,000	200	69,800		70,000

Net loss				(1,712,703)	(1,712,703)

Balance December 31, 2018	21,813,625	$21,814	$5,692,055	$(6,666,649)	$(952,780)

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,712,703)	$(1,833,728)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Depreciation	104,560	78,457
Common stock issued for services	536,908	565,569
Common stock issued for acquisition of Medahub, Inc.	126,000	-
Common stock issued from employee stock plan	48,109	75,415
Common stock issued for interest expense	-	366,400
Original issue discount on convertible notes payable	18,100	-
Amortization of debt discount	6,000	20,950
Allowance for doubtful accounts	25,000	-
Derivative expense	196,518	-
Loss on sale of land and equipment	12,362	9,530
Loss on sale of equipment to related party	-	17,450
(Increase) decrease in:
Accounts receivable	(138,150)	(4,640)
Inventories	13,707	5,828
Prepaid expenses and other current assets	2,359	46,968
Increase (decrease) in:
Accounts payable and accrued expenses	295,592	85,530
Net cash used by operating activities	(465,638)	(566,271)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment to related party for leasehold improvement	(6,000)	(29,064)
Acquisition of leasehold improvement with due to related party	-	29,064
Proceeds from sale of property	38,361	-
Acquisition of property and equipment	(79,470)	(11,284)
Net cash provided (used) by investing activities	(47,109)	(11,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from payable to related parties	39,344	78,494
Proceeds from issuance of common stock	70,000	-
Proceeds from convertible notes payable	175,000	79,050
Repayment on convertible note payable	-	(100,000)
Proceeds from note payable to related party	-	405,000
Payment on due to related parties	-	(30,500)
Proceeds from advances from related party	-	130,050
Payment on long-term debt	(2,217)	-
Proceeds from issuance of notes payable to related party	254,000	-
Net cash provided by financing activities	536,127	562,094

Net change in cash and cash equivalents	23,380	(15,461)

Cash and cash equivalents, beginning of the year	28,417	43,878

Cash and cash equivalents, end of the year	$51,797	$28,417

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$114	$5,000
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued to related party for leasehold improvement	$17,649	$-
Acquisition of equipment with long-term debt	$21,794	$-
Common stock issued to settle related party accrued expense	$446,625	$-
Common stock issued for acquisition of property		$50,723
Consolidation of notes payable to related party, including accrued interest		$153,400

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 1 - THE COMPANY

Acacia Diversified Holdings, Inc. (“Acacia” or the “Company”), a Texas corporation, has four wholly-owned subsidiaries, MariJ Pharmaceuticals, Inc. (“MariJ Pharma”), a Florida corporation, Canna-Cures Research & Development Center, Inc. (“Canna-Cures”), a Florida corporation, and Eufloria Medical of Tennessee, Inc. (“EMT”), a company incorporated in the state of Tennessee. In July 2018, the Company also announced the completion of its acquisition of Medahub Operations Group, Inc. and Medahub, Inc., technology companies (“Medahub”) incorporated in the state of Florida, complete with a current compounding pharmacy license in Florida. The Medahub acquisition allows the Company to be fully HIPAA compliant and cloud based on an HL7 platform. The Company can now offer licensing agreements for other cannabis companies wanting to be HIPAA compliant from left to right or seed to sale and doctor to patient.

The Company’s primary source of revenue is from the extraction of medicinal hemp oil, from a non-psychoactive cannabis plant. All extraction services are currently provided in states where such services are deemed legal. The Company's subsidiary EMT has been invited to be part of the hemp pilot program in Tennessee. This program provides the Company the license to grow, manufacture, and dispense organic hemp oil in Tennessee. The Company plans on participating in this pilot program through its new, wholly-owned subsidiary.

The Company also opened its retail store in Tennessee this year. Revenue generated from retail sales is not expected to be material to the Company based on current operating model.

NOTE 2 - GOING CONCERN

The Company has not generated profit to date. The Company expects to continue to incur operating losses as it proceeds with its extraction, growing and manufacturing activities in Tennessee and research and development activities and continues to navigate through the regulatory process. The Company expects general and administrative costs to increase, as the Company adds personnel and other administrative expenses associated with its current efforts. As such, and without substantially increasing revenue or finding new sources of capital, the Company will find it difficult to continue to meet its obligations as they come due.  The Company continues to seek working capital but there can be no assurance that the Company will be successful in its efforts to raise capital, or if it were successful in raising capital, that it would be successful in meeting its business plans.  These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans include securing additional extraction contracts and increasing sales at our retail store in Tennessee, attempting to start new businesses, finding additional operational businesses to buy, and attempting to raise funds from the public through an equity offering of the Company’s common stock. Management intends to make every effort to identify and develop all these sources of funds, but there can be no assurance that Management’s plans will be successful.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses for all periods presented and has a substantial accumulated deficit. As of December 31, 2018, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DECEMBER 31, 2018 AND 2017

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

RECLASSIFICATION - Certain accounts in the prior period's financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

MEDAHUB ACQUISITION  - In July 2018, the Company announced the completion of its acquisition of Medahub Operations Group, Inc. and Medahub, Inc., technology companies (“Medahub”), which includes a current compounding pharmacy license in Florida. The Medahub acquisition allows the Company to be fully HIPAA compliant and cloud based on an HL7 platform. The Company can now offer licensing agreements for other cannabis companies wanting to be HIPAA compliant from left to right or seed to sale and doctor to patient. The Company issued 600,000 shares of its restricted common stock to the principal of Medahub as consideration of the acquisition, valued at $126,000.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS – The Company’s accounts receivable represents amounts due from customers for extraction services performed. Allowance for uncollectible accounts receivable is estimated based on the aging of the accounts receivable and management estimate of uncollectible amounts.  At December 31, 2018 and 2017, the Company provided for $25,000 and $17,450, respectively, of allowance for doubtful accounts.

CONCENTRATION OF CUSTOMERS – For the year ended December 31, 2018, the Company’s extraction revenue, which accounted for 80% of total revenue, came from two customers. These two customers accounted for approximately 59% and 21%, respectively, of total revenue. 98% of the trade receivable balance at December 31, 2018 was due from two customers.

For the year ended December 31, 2017, the Company’s extraction revenue, which accounted for 93% of total revenue, came from three customers. These three customers accounted for approximately 33%, 28% and 32%, respectively, of total revenue. The entire trade receivable balance at December 31, 2017 was due from one customer.

INVENTORIES – Inventories are stated at the lower of cost or market.  Cost is determined using the average cost method. The Company’s inventory consists of raw materials and finished goods. Cost of inventory includes cost of ingredients, labor, quality control and all other costs incurred to bring our inventories to condition ready to be sold.

DEFERRED FARM EXPENSE - The Company's subsidiary EMT grows hemp plants in both its indoor and outdoor facility. In accordance with Accounting Standards Codification 905 - Agriculture, all direct and indirect costs of growing the plants are accumulated until the time of harvest. These deferred cost cannot exceed the realizable value of the oil processed from the hemp plants. Crop costs such as soil preparation incurred before planting are deferred and allocated to the growing crop. Deferred farm expense is included as inventory costs.

PROPERTY AND EQUIPMENT – Property and equipment are stated at cost less accumulated depreciation.  Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives, which are generally two to seven years.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

DEBT DISCOUNT - During the year ended December 31, 2018, the Company incurred $18,100 of debt discount related to the issuance of two convertible promissory notes, as described in Note 9. The discount was recognized in its entirety as interest expense rather than amortized over the life of the convertible promissory note. The immediate recognition did not yield materially different result.

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

REVENUE RECOGNITION - In May 2014, the FASB issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces numerous requirements in U.S. GAAP, including industry specific requirements, and provides a single revenue recognition model for recognizing revenue from contracts with customers. The Company adopted this standard effective January 1, 2018.

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

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

ADVERTISING COSTS - Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2018 and 2017 amounted to $10,989 and $8,516, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and cash equivalents, accounts receivable, deposits, prepaid expenses, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. Accounts payable and accrued expenses included amounts due to vendors and service providers and accrued compensation to the Company’s officers.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. No new options or warrants were issued during the years ended December 31, 2018 and 2017.

	Quoted Active Markets for Identified Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total

	(Level 1)	(Level 2)	(Level 3)

December 31, 2018
Common stock issued for services	-	$536,908	-	$536,908
Common stock issued for acquisition of Medahub, Inc.	-	126,000	-	126,000
Common stock issued to settle accrued expense	-	446,625	-	446,625
Employee Stock Plan	-	48,109	-	48,109
Common stock issued for property improvement	-	17,649	-	17,649
Derivative liability	-	196,518	-	196,518

December 31, 2017

Common stock issued for services	-	$565,569	-	$565,569
Common stock issued for interest	-	366,400	-	366,400
Employee Stock Plan	-	75,415	-	75,415
Common stock issued for property acquisition	-	50,723	-	50,723

All common stock issued for services are valued on the date of the agreements, using a ten day volume weighted average price.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

COMPENSATED ABSENCES - The Company has not accrued a liability for compensated absences in accordance with Accounting Standards Codifications 710 – Compensation – General, as the amount of the liability cannot be reasonably estimated at December 31, 2018 and 2017.

LOSS PER COMMON SHARE - Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share would include the weighted average common shares outstanding and potentially dilutive common share equivalents. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share. For this reason, common stock options and warrants to purchase 55,000 and 65,000 shares, respectively, of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the years ended December 31, 2018 and 2017.

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

If the assessment of a contingency indicates that it is possible that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of range of possible loss if determinable and material, would be disclosed. There was no known contingency at December 31, 2018.

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

STOCK BASED COMPENSATION - The Company accounts for stock-based compensation under Accounting Standards Codification 718 - Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date and recognized over the period during which an employee is required to provide services (requisite service period). An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense during the years ended December 31, 2018 and 2017.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Note Payable to Related Party

The Company entered into the following promissory notes payable with its CEO during the years ended December 31, 2018 and 2017:

Note Date	Note Amount	Accrued Interest	Total
January 2017 (1)	$300,000	$16,504	$316,504
June 2017 (2)	105,000	2,048	107,048
June 2017 (3)	130,050	2,564	132,614
	535,050	21,116	556,166
Expenses owed to related party		2,234	2,234
	535,050	23,350	558,400
Consolidation of notes (1) through (3) on September 25, 2017	23,350	(23,350)	-
Consolidated note balance at September 25, 2017	558,400	-	558,400
Accrued interest from September 26 through December 31, 2017	-	11,872	11,872
Balances as of December 31, 2017	$558,400	$11,872	$570,272

Accrued interest on consolidated note for the year ended December 31, 2018	$-	$44,672	$44,672
Balances as of December 31, 2018	558,400	56,544	614,944

March 2018 (4)	72,000	4,402	76,402
April 2018 (5)	42,000	2,332	44,332
August 2018 (6)	70,000	2,168	72,168
November 2018 (7)	20,000	184	20,184
December 2018 (8)	50,000	144	50,144
	254,000	9,230	263,230

Total notes payable and accrued interest due to related party at December 31, 2018	$812,400	$65,774	$878,174

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

On September 25, 2017, the board of directors approved the Company to enter into a consolidated note payable agreement with the Company’s CEO to consolidate the above notes (1) and (2) and advances (3) received from its CEO, including accrued interests on these notes. The total amount of the principle and interest consolidated was $558,400. This consolidated note payable bears 8% interest per annum and is due on demand. Interest expense on this note from September 25, 2017 to December 31, 2017 was $11,872 and $44,672 for the year ended December 31, 2018. This note is secured by all of the Company's assets.

(4) In March 2018, the Company entered into three separate unsecured promissory note agreements with its CEO and his spouse, in the amounts of $12,000, $40,000 and $20,000, totaled $72,000. Each of these promissory notes bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 60 days from the date of the note. The Company accrued interest on these notes in the amount of $4,402 for the year ended December 31, 2018.

(5) In April 2018, the Company entered into two separate unsecured promissory note agreements with its CEO and his spouse, in the amounts of $10,000 and $32,000, totaled $42,000. Each of these promissory notes bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 60 days from the date of the note. The Company accrued interest on these notes in the amount of $2,332 for the year ended December 31, 2018.

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

(6) In August 2018, the Company entered into three separate unsecured promissory note agreements with its CEO and his spouse, in the amounts of $25,000, $25,000, and $20,000, totaled $70,000. Each of these promissory notes bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 60 days from the date of the note. The Company accrued interest on these notes in the amount of $2,168 for the year ended December 31, 2018.

(7) In November 2018, the Company entered into an unsecured promissory note agreements with its CEO and his spouse, in the amounts of $20,000. The promissory note bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 30 days from the date of the note. The Company accrued interest on these notes in the amount of $184 for the year ended December 31, 2018.

(8) In December 2018, the Company entered into an unsecured promissory note agreements with its CEO and his spouse, in the amounts of $50,000. The promissory note bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 90 days from the date of the note. The Company accrued interest on these notes in the amount of $144 for the year ended December 31, 2018.

As a result, the total principle amount of notes payable to related party was $812,400 and $558,400, at December 31, 2018 and 2017, respectively.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Payable to Related Parties

Payable to related parties consisted of the followings at December 31, 2018 and 2017:

	2018	2017
Short term loan from related entity (1)	$61,500	$41,994
Storage and corporate housing and auto allowances owed to CEO (2)	5,000	10,000
Amount owed to a director (3)	-	29,064
	$66,500	$81,058

(1) In 2017, the Company received a working capital advance of $74,348 from a related entity. These advances are non-interest bearing and were intended as short term capital advances. The remaining balances of $61,500 and $41,994 have been included in payable to related parties on the consolidated balance sheets as current liabilities at December 31, 2018 and 2017, respectively.

(2) On May 1, 2016, the Company entered into an employment agreement with its CEO. The term of the employment is through December 31, 2019. The agreement provides for a monthly storage and corporate housing allowance of $1,000 for a property owned by the CEO and a monthly automobile allowance of $1,000.

In May 2018, the board of directors approved to discontinue payment of the storage and corporate housing allowance of $1,000 per month, retroactively to January 1, 2018. As a result, no expenses related to the storage and corporate housing allowance was recorded during the year ended December 31, 2018. The automobile allowance remains unchanged at $1,000 per month.

In July 2018, the board of directors approved issuance of 85,000 shares of the Company's restricted common stock to the Company's CEO to settle the storage and corporate housing allowance and automobile allowance in the amount of $17,000 accrued through July 2018. As a result, $5,000 and $10,000 remained owed to the Company’s CEO at December 31, 2018 and 2017, respectively.

During the year ended December 31, 2018, expenses related to the automobile allowances totaled $12,000. During the year ended December 31, 2017, expenses related to the housing and automobile allowances totaled $24,000.

(3) During the year ended December 31, 2017, a director of the Company incurred time and expenses related to improving the retail space located in Tennessee. These costs have been recorded as property and equipment in the Company’s consolidated balance sheets. At December 31, 2017, the Company owed this director $29,064, of which $17,649 was paid after December 31, 2017 through issuance of 36,018 shares of the Company’s common stock to the director and the remaining amount of $11,416 was paid in cash.

Other Related Party Transactions

In March 2017, the Company’s board of directors approved issuance of 50,000 shares of the Company’s common stock to a director for his service in a financing transaction and the equity purchase agreement described in Notes 8 and 10. The Company determined that 16,000 shares of the total number of shares represent non-cash debt issuance costs directly related to the convertible notes financing and the remaining 34,000 shares represent compensation costs directly related to the equity purchase agreement with this investor. The 50,000 shares were valued at $82,500.

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

DECEMBER 31, 2018 AND 2017

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

In May 2018, the Company sold this property at $38,361 to an unrelated party, resulting in a loss of $12,362.

During the year ended December 31, 2017, the Company issued 20,000 shares of the Company’s common stock to each of its three directors for serving on the Company’s board during 2017 and 2016. The total of 60,000 shares were valued at $99,000. There was no cash compensation paid to the directors for their service on the board.

In May 2018, the Company's CEO personally financed the purchase, with the Company's board of directors' approval, a piece of property in Tennessee for the benefit of the Company. The property consists of a 14 acre farm and an indoor growing area. The Company's CEO personally funded the purchase price of the property at $185,000 and closing costs. The board of directors also granted the Company the right to purchase the farm from the Company's CEO at his cost plus 6.09% interest when the Company has sufficient cash flows to do so. At the time of the filing, the Company has not exercised such right.

The board of directors also approved for the Company to enter into an agreement to lease this property from the Company's CEO, effective June 1, 2018. The term of the lease is for one year with an automatic renewal term of one year. The lease requires the Company to pay all expenses related to the acquisition and operation of the property, including but not limited to the Company's CEO's personal incremental borrowing costs, repairs and maintenance, real estate taxes, licenses and permits, etc. For the year ended December 31, 2018, the Company incurred $29,152 in operating expenses for this property.

NOTE 5 - INVENTORIES

The Company’s inventories consisted of the followings at December 31, 2018 and 2017:

	2018	2017
Raw materials	$23,810	$46,880
Finished goods (isolates, tinctures and capsules, etc.)	12,605	10,377
Deferred farm expense	7,135	-
	$43,550	$57,257

NOTE 6 - PROPERTY AND EQUIPMENT

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

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Property and equipment consisted of the followings at December 31, 2018 and 2017:

	2018	2017
Computer equipment	$7,582	$7,582
Website	7,000	5,000
Extraction, farm and lab equipment	609,664	559,257
Land	-	50,723
Leasehold and farm improvement	106,659	34,152
Total property and equipment	730,905	656,714
Less accumulated depreciation	(277,343)	(172,783)
Net property and equipment	$453,562	$483,931

Depreciation expense for the years ended December 31, 2018 and 2017 totaled $104,560 and $78,457, respectively.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the followings at December 31, 2018 and 2017:

	2018	2017
Accounts payable to vendors	$83,037	$95,444
Payroll taxes payable	46,832	24,727
Accrued salaries and bonuses	153,542	320,667
Accrued interest on convertible notes payable	6,394	-
	$289,805	$440,838

NOTE 8 - CONVERTIBLE NOTE PAYABLE ISSUED IN 2017

In March 2017, the Company entered into a financing agreement with an investor whereby the Company would issue unsecured convertible note agreements to the investor in the aggregate principal amount of $400,000 at 10% discount. The financing would be funded in tranches, each with the issuance of a separate convertible note agreement by the Company.

On March 31, 2017, the Company issued the first convertible note agreement (“first note”) in the principal amount of $100,000 at 10% discount. The first note matures on March 31, 2019 and is convertible into the Company’s common stock at a conversion price of $1.60 per share if no event of default has occurred and is converted prior to 180 days after the issuance date. If an event of default has occurred or the date of conversion is 180 days after the issuance date, the conversion price will be the lesser of $1.60 per share, or 70% of the second lowest closing bid price of the Company’s common stock for the 20 trading days immediately preceding the date of the conversion. In connection with the issuance of the first note, the Company paid $2,500 of commitment fee to the investor, $2,500 legal fees, and a finder's fee of $5,950. Therefore, the Company received net proceeds of $79,050 at closing.

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

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 9 - CONVERTIBLE NOTES PAYABLE ISSUED IN 2018 AND DERIVATIVE LIABILITY

On August 22, 2018, the Company issued a convertible promissory note ("Note 1") for $140,800. Note 1 was discounted at $128,000 and the Company received net proceeds of $125,000 after incurring $3,000 of debt issuance costs. The note bears an interest rate at 8% per annum, and principal and accrued interest is due on the maturity date of August 22, 2019. The conversion option price associated with the note has a 25% discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the Black Scholes valuation model to determine the fair value of the conversion option. At the issuance date, the Company recorded a derivative expense and derivative liability of $148,211. At the end of each reporting period, the Company revalued the derivative liability and recorded the change in this value as additional derivative expense. The derivative liability was valued at $138,218 at December 31, 2018.

On October 8, 2018, the Company issued a convertible promissory note ("Note 2") for $58,300. Note 2 was discounted at $53,000 and the Company received net proceeds of $50,000 after incurring $3,000 of debt issuance costs. The note bears an interest rate at 8% per annum, and principal and accrued interest is due on the maturity date of October 8, 2019. The conversion option price associated with the note has a 25% discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the Black Scholes valuation model to determine the fair value of the conversion option. At the issuance date, the Company recorded a derivative expense and derivative liability of $57,272. At the end of each reporting period, the Company revalued the derivative liability and recorded the change in this value as additional derivative expense. The derivative liability was valued at $58,300 at December 31, 2018.

Liability measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2018 is as follows:

Fair Value Measurement at December 31, 2018 (1) Using

	Note 1 - Level 2	Note 2 - Level 2	Total
Liability:
Derivative liability	$138,218	$58,300	$196,518
Total liability	$138,218	$58,300	$196,518

(1) The Company did not have any assets or liabilities measured at fair value using Level 1 or 3 of the fair value hierarchy as of December 31, 2018.

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

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis during the year ended December 31, 2018:

	Note 1	Note 2	Total
Balance at December 31, 2017	$-	$-	$-
Variable conversion feature in convertible notes payable	148,211	57,272	205,482
Change in fair value	(9,993)	1,028	(8,965)
Balance at December 31, 2018	$138,218	$58,300	$196,518

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 10 - STOCKHOLDERS’ (DEICIT)

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

During the year ended December 31, 2018, the Company issue 4,273,643 shares of its restricted common stock as follows:

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

7.	600,000 shares to the principal of Medahub for services performed, valued at $126,000.
8.	2,233,125 shares to the Company's CEO to settle accrued salary, bonus and expenses in the amount of $446,625.
9.	200,000 shares to a non-employee director for cash value of $70,000.
10.	50,000 shares to a consultant for services rendered, valued at $11,000; and
11.	20,000 shares to each of our four directors and our corporate secretary, total 100,000 shares, for services rendered, valued at a total of $18,000.

During the year ended December 31, 2017, the Company issued 608,166 shares of its restricted common stock as follows:

1.	10,000 shares to each director for services rendered for fiscal year 2016 and 10,000 shares for services to be rendered for fiscal year 2017, total 60,000 shares, valued at $99,000;
2.	17,646 shares to a consultant for investors relations services, valued at $30,000;
3.	50,000 shares to the Company’s SEC legal counsel for services performed, valued at $82,500;
4.	10,000 shares to an employee for services performed, valued at $12,800;
5.	110,000 shares to an investor and its affiliate as offering costs, valued at $184,800;
6.	50,000 shares to a director for consulting services rendered in the convertible note and equity purchase agreement transactions, valued at $82,500;
7.	100,000 shares issued as debt issuance cost to CEO for related party advances, valued at $182,000;
8.	100,000 shares issued as interest expense to CEO for related party advances, valued at $158,000;
9.	15,000 shares to a consultant for continuing services, valued at $23,400; and
10.	80,000 shares to a director as other considerations and to purchase and prepare assets acquired by the Company’s subsidiary, valued at $128,000.
11.	15,520 shares to a director for expenses incurred related to land excavation and clean up, valued at $9,529.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Warrants and Options

At its meeting of directors on February 1, 2007, the Company’s board of directors approved the Acacia Automotive, Inc. 2007 Stock Incentive Plan1 (the “Plan”), which was approved by our stockholders on November 2, 2007, reserving 1,000,000 shares to be issued there under in the form of common stock or common stock purchase options.  On July 26, 2012, our shareholders voted to update and extend the Acacia Automotive, Inc. 2007 Stock Incentive Plan, renaming it the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan. Warrants, which may be included as equity compensation if used in other manners, are not a component of the Plan. On June 29, 2015 shareholders holding a majority of the shares of the Company voted to discontinue the Company’s stock incentive plans. At December 31, 2018 and 2017, 50,000 and 65,000 options, respectively, still remained outstanding.

The Company did not issue any common stock purchase warrants or options during the years ended December 31, 2018 and 2017. The following tables represent stock options and warrants activities for the years ended December 31, 2018 and 2017.

Stock Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	75,000	$0.41	2.71	$82,000
Granted	-
Exercised	-
Forfeited or cancelled	(10,000)	$0.80
Outstanding at December 31, 2017	65,000	$0.35	2.00	$16,050
Granted	-
Exercised	-
Forfeited or cancelled	(15,000)	$0.50	-	-
Outstanding at December 31, 2018	50,000	$0.30	1.30	$2,100
Exercisable at December 31, 2018	50,000	$0.30	1.30	$2,100

* Of the 50,000 options still active as of December 31, 2018: (i) 30,000 expire at 11-6-2019; and (ii) 20,000 expire at 12-23-2020.

Stock Warrants

At December 31, 2018 and 2017, there were no outstanding and exercisable stock purchase warrants. There were no warrants granted, exercised, forfeited or expired during the years ended December 31, 2018 and 2017.

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

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Restricted Stock Awards to Key Employees

In March 2017, the board of directors approved issuance of 100,000 shares of the Company’s restricted common stock to its key employees. The award for the employees are subject to a four or five-year vesting requirements, i.e. the requisite service period. The shares are issued as the vesting restriction lapses. The Company valued these shares at fair value on commitment date which is the date on which the employee accepted the award and recorded stock based compensation expense over the requisite service period.  There was no restricted stock awards granted during the year ended December 31, 2018. During the year ended December 31, 2017, the board of directors approved issuance of 10,000 shares of the Company’s common stock to one of the key employees as the vesting requirement was met. These shares were valued at $12,800 on commitment date. Stock based compensation expense for these awards for the year ended December 31, 2017 was $62,615.

NOTE 11 - INCOME TAXES

As of December 31, 2018 and 2017 the Company had net operating loss carryforwards of approximately $12,357,000 and $11,507,000, respectively, which will expire beginning at the end of 2019.  A valuation allowance has been provided for the deferred tax asset as it is uncertain whether the Company will have future taxable income.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. Consequently, we have computed the provision for income taxes for the year ended December 31, 2018 using a tax rate of 21% and recorded $1,425,999 adjustment to the deferred tax provision for the year ended December 31, 2017.

A reconciliation of the benefit (expense) for income taxes with amounts determined by applying the statutory federal income rate of 21%  in 2018 and 2017 to the respective losses before income taxes is as follows:

	2018	2017
Net (Loss)	$(1,712,703)	$(1,833,728)
Benefit (expense) for income taxes computed using the statutory rate of 21%	359,668	385,083
Non-deductible expense	(181,168)	(212,526)
Remeasurement of deferred income taxes due to tax reform	-	(1,425,999)
Change in valuation allowance	(178,500)	1,253,442
Provision for income taxes	$-	$-

Significant components of the Company's deferred tax liabilities and assets at December 31, 2018 and 2017 are as follows:

	2018	2017
Total deferred tax assets – net operating losses	$2,594,970	$2,416,470
Deferred tax liabilities
Depreciation	-	-
Net deferred tax assets	2,594,970	2,416,470

Valuation allowance	(2,594,970)	(2,416,470)
	$-	$-

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

As of December 31, 2018, open Federal income tax years subject to examination include the tax years ended December 31, 2017 through 2015. At December 31, 2018, net operating loss (“NOL”) carryforwards expiring through 2037 were as follows:

Expiring December 31,	Amount of NOL Expiring
2019	$6,166,000
2026	408,000
2027	693,000
2028	771,000
2029	197,000
2030	32,000
2031	415,000
2033	692,000
2034	106,000
2036	1,493,000
2037	534,000
$11,507,000

NOL from tax years with no expiration date	Amount of NOL
2018	$850,000

The net change in the valuation allowance is as follow:

Change in valuation allowance
2018	$(2,594,970)
2017	(2,416,470)
$(178,500)

NOTE 12 - LEASES AND COMMITMENTS

The Company rents administrative space in Clearwater, Florida at $965 per month on a month to month basis and rents retail space in Nashville, Tennessee at $2,500 per month beginning in December 2017 for the first twelve months and at $2,250 per month for the next twelve months.

On May 1, 2016, the Company entered into an employment agreement with its CEO. The term of the employment is through December 31, 2019. The salary for our CEO for the years 2018 and 2017 was $195,000 each year  plus annual bonus at 35% of the salary. Any salary and bonus increases must be reviewed and approved by the Company’s board of directors. The agreement provides for a monthly storage and corporate housing allowance of $1,000 for a property owned by the CEO and a monthly automobile allowance of $1,000.

In August 2016, the Company entered into a licensing agreement to use exclusively a brand name for its products for five years. Pursuant to the terms of the agreement, the Company issued 2,000 shares of its restricted common stock to the brand owner and 2,000 shares at the end of each of the next four years. During the years ended December 31, 2018 and 2017 was $1,420 and $3,620, respectively. There remains 6,000 shares to be issued to the brand owner.

In May 2018, the board of directors approved to discontinue payment of the storage and corporate housing allowance of $1,000 per month, retroactively to January 1, 2018. As a result, no expenses related to the storage and corporate housing allowance was recorded during the year ended December 31, 2018. The automobile allowance remains unchanged at $1,000 per month. As such, the Company is committed to an annual expenditures of $12,000 for the year ended December 31, 2019.

In July 2018, the board of directors approved issuance of 85,000 shares of the Company's restricted common stock to the Company's CEO to settle the storage and corporate housing allowance and automobile allowance in the amount of $17,000 accrued through July 2018. As a result, $5,000 and $10,000 remained owed to the Company’s CEO at December 31, 2018 and 2017, respectively.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

During the years ended December 31, 2018 and 2017, expenses related to the housing and automobile allowances totaled $12,000 and $24,000, respectively.

Rent expense for the above leases and commitments for the years ended December 31, 2018 and 2017 were approximately $42,040 and $46,200, respectively.

In December 2018, the Company entered into an agreement with a consulting firm for corporate structure and sales support services. The agreement began in January 2019 and will end in March 2019. The terms of the agreement call for compensation of $2,000 per month, 7.5% of the sales the consulting firm brought into the Company as well as payment in the form of stock based compensation for funds raised. To date, the consulting firm has not brought in any sales to nor raised any funds on behalf of the Company.

The Company’s commitment to these expenditures for the year ending December 31, 2019 are as follow:

Tennessee retail space lease	$30,600
Consulting fee	6,000
CEO automobile allowance	12,000
$48,600

The board of directors also approved for the Company to enter into an agreement to lease farm property from the Company's CEO, effective June 1, 2018. The term of the lease is for one year with an automatic renewal term of one year. The lease requires the Company to pay all expenses related to the acquisition and operation of the property, including but not limited to the Company's CEO's personal incremental borrowing costs, repairs and maintenance, real estate taxes, licenses and permits, etc. For the year ended December 31, 2018, the Company incurred $29,152 in operating expenses for this property.

NOTE 13 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2018, the FASB issued ASU 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements and related disclosures.

NOTE 14 - SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued, and determined that there were no other material events to disclose, other than the followings:

In December 2018, the Company entered into an agreement with a consulting firm for corporate structure and sales support services. The agreement began in January 2019 and will end in March 2019. The terms of the agreement call for compensation of $2,000 per month, 7.5% of the sales the consulting firm brought into the Company as well as payment in the form of stock based compensation for funds raised. To date, the consulting firm has not brought in any sales to nor raised any funds on behalf of the Company.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

On February 1, 2019, the Company entered into a common stock purchase agreement with an investor who committed to purchasing $1,000,000 of the Company's common stock. The agreement will end on the earlier of (1) the date on which the investor has purchased the Company's common stock equal to the committed amount of $1,000,000, (2) 180 business days after the registration statement has been declared effective, (3) September 20, 2019, or (4) written notice of termination by the Company to the investor upon a material breach of the agreement by the investor. The purchase price of the common stock is 85% of the average of the two lowest closing prices of the common stock for the previous five business days. The agreement requires the Company to file a registration statement with the SEC within 30 calendar days from the date of commencement of this transaction, covering the resale of the shares as directed by the investor. The Company filed Form S-1 Registration Statement, covering the shares within this agreement on February 14, 2019. As of the date the financial statements were issued, the investor has not purchased any shares.

On March 5, 2019, our convertible note holder (See Note 9) elected to convert $15,000 of principle balance of Note 1 at $0.0945 per share, resulting in 158,730 shares issued as a result of the conversion. On March 19, 2019, our convertible note holder (See Note 9) elected to convert $15,000 of principle balance of Note 1 at $0.0951 per share, resulting in 157,729 shares issued as a result of the conversion. On March 27, 2019, our convertible  note holder (see Note 9) elected to convert $15,000 of principle balance of Note 1 at $0.0795 per share, resulting in 188,679 shares issued as a result of the conversion.