Form 10-Q
period 2019-03-31
Acacia Diversified Holdings, Inc.
filed 2019-05-15
CIK 1001463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(727) 678-4420

(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ACCA	OTCQB

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 5, 2019 is 24,083,755 common shares.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT ASSETS:
Cash	$55,806	$51,797
Accounts receivable, net of allowance for doubtful accounts of $25,000 in 2019 and 2018	117,498	135,970
Inventories	41,951	43,550
Prepaid expenses and other current assets	16,023	7,815
Total Current Assets	231,278	239,132

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $314,244 and $277,343 in 2019 and 2018, respectively	440,763	453,562

OTHER ASSETS
Deposits	4,201	4,201
Right of use asset - finance lease, net of accumulated amortization of $3,720 in 2019	173,919	-
Right of use asset - operating lease	22,177	-
	200,297	4,201

TOTAL ASSETS	$872,338	$696,895

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$372,444	$289,805
Current portion of long-term debt	4,359	4,359
Current portion of lease liability - finance lease	8,321	-
Current portion of lease liability - operating lease	22,402	-
Convertible notes payable	154,100	199,100
Notes payable to related party	812,400	812,400
Accrued interest on notes payable to related party	81,800	65,774
Payable to related parties	68,150	66,500
Total Current Liabilities	1,523,976	1,437,938

LONG-TERM LIABILITY:
Long-term debt, net of current portion	14,129	15,219
Derivative liability	127,405	196,518
Lease liability - finance lease, net of current portion	171,616	-
Total Long-term Liability	313,150	211,737

Total Liabilities	1,837,126	1,649,675

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 150,000,000 shares authorized; 23,080,763 and 21,813,625 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	23,081	21,814
Additional paid-in capital	5,881,207	5,692,055
Accumulated deficit	(6,869,076)	(6,666,649)
Total Stockholders' Deficit	(964,788)	(952,780)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$872,338	$696,895

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018

REVENUE	$163,505	$91,914

COSTS OF GOODS SOLD
Costs of goods sold	48,742	31,970
Depreciation expense	23,457	17,806
	72,199	49,776

GROSS PROFIT (LOSS)	91,306	42,138

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Employee compensation expenses	158,240	142,369
General and administrative expenses	119,786	320,416
Depreciation and amortization expense	17,163	616
	295,189	463,401

LOSS FROM OPERATIONS	(203,883)	(421,263)

OTHER INCOME (EXPENSE)
Derivative income (expense)	27,180
Interest expense	(23,405)	(11,527)
Other income (expense)	2,083
TOTAL OTHER EXPENSE	5,858	(11,527)

NET LOSS BEFORE INCOME TAXES	(198,025)	(432,790)
Income taxes	-	-

NET LOSS	$(198,025)	$(432,790)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	22,130,410	17,818,766

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance December 31, 2017 (audited)	17,539,982	$17,540	$4,451,038	$(4,953,946)	$(485,368)

Common stock issued for services	517,000	517	254,353		254,870

Common stock issued to related party for leasehold improvement	36,018	36	17,613		17,649

Employee stock plan compensation	-	-	14,003		14,003

Net loss				(432,790)	(432,790)

Balance March 31, 2018 (unaudited)	18,093,000	$18,093	$4,737,007	$(5,386,736)	$(631,636)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total

Balance December 31, 2018 (audited)	21,813,625	$21,814	$5,692,055	$(6,666,649)	$(952,780)

Common stock issued for services	2,000	2	3,182		3,184

Common stock issued for conversion of convertible note	505,138	505	44,495		45,000

Settlement of derivative liability from conversion of convertible note	-	-	41,933		41,933

Employee stock plan compensation	-	-	9,102		9,102

Common stock issued for cash	760,000	760	90,440		91,200

Cumulative adjustments from adoption of ASC 842				(4,402)	(4,402)

Net loss				(198,025)	(198,025)

Balance March 31, 2019 (unaudited)	23,080,763	$23,081	$5,881,207	$(6,869,076)	$(964,788)

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(198,025)	$(432,790)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Depreciation and amortization	48,099	18,422
Common stock issued for services	3,184	254,870
Common stock issued from employee stock plan	9,102	14,003
Derivative expense (income)	(27,180)	-
(Increase) decrease in:
Accounts receivable	18,472	21,270
Inventories	1,599	2,795
Prepaid expenses and other current assets	(8,208)	312
Increase (decrease) in:
Accounts payable and accrued expenses	82,639	29,151
Payable to related parties	1,650	25,506
Net cash used by operating activities	(68,668)	(66,461)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment to related party for leasehold improvement	-	(6,000)
Acquisition of property and equipment	(24,102)	(1,486)
Net cash provided (used) by investing activities	(24,102)	(7,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
Accrued interest on notes payable to related party	16,026	-
Proceeds from issuance of common stock	91,200	-
Payment on long-term debt	(1,090)	-
Payments on lease liability - finance lease	(2,104)	-
Payments on lease liability - operating lease	(7,253)
Proceeds from issuance of notes payable to related party	-	72,000
Net cash provided by financing activities	96,779	72,000

Net change in cash and cash equivalents	4,009	(1,947)

Cash and cash equivalents, beginning of the year	51,797	28,417

Cash and cash equivalents, end of the year	$55,806	$26,470

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued to related party for leasehold improvement	$-	$17,649
Common stock issued for conversion of convertible notes payable	$45,000	$-
Acquisition of right of use asset - finance lease	$182,041	$-
Acquisition of right of use asset - operating lease	$29,655	$-

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

The Company also opened its retail store in Tennessee. Revenue generated from retail sales is not expected to be material to the Company based on current operating model.

NOTE 2 – GOING CONCERN

The Company has not generated profit to date. The Company expects to continue to incur operating losses as it proceeds with its extraction, growing and manufacturing activities in Tennessee and research and development activities and continues to navigate through the regulatory process. The Company expects general and administrative costs to increase, as the Company adds personnel and other administrative expenses associated with its current efforts. As such, and without substantially increasing revenue or finding new sources of capital, the Company will find it difficult to continue to meet its obligations as they come due.  The Company continues to seek working capital but there can be no assurance that the Company will be successful in its efforts to raise capital, or if it were successful in raising capital, that it would be successful in meeting its business plans.  These factors raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans include securing additional extraction contracts and increasing sales at the retail store in Tennessee, attempting to start new businesses outside of Colorado, finding additional operational businesses to buy, and attempting to raise funds from the public through an equity offering of the Company’s common stock. Management intends to make every effort to identify and develop all these sources of funds, but there can be no assurance that Management’s plans will be successful.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses for all periods presented and has a substantial accumulated deficit. As of March 31, 2019, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, which consist solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The consolidated financial statements and notes thereto are presented as prescribed by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2018 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on April 1, 2019. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended March 31, 2019 and 2018, (b) the financial position at March 31, 2019 and (c) cash flows for the three-month periods ended March 31, 2019 and 2018.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

LEASES

In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new guidelines are contained in Accounting Standards Codification ASC Topic 842 - Leases ("ASC 842"). This ASU is effective for all interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company applied this standard retrospectively on January 1, 2019 through a cumulative effect adjustment recognized as of January 1, 2019. In applying this standard, the Company elects to apply all practical expedients to not reassess the followings:

1.	Whether a pre-existing contract is or contain a lease
2.	Whether a pre-existing lease should be classified as an operating or finance lease, and
3.	Whether the initial direct costs capitalized for a pre-existing lease under the previously lease accounting standard ASC Topic 840 qualify for capitalization

In addition, in the applying ASC 842, the Company does not elect the hindsight practical expedient.

As a result, the Company recorded its right-of-use assets and corresponding lease liabilities on its March 31, 2019 balance sheet.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable represents amounts due from customers for extraction services performed. Allowance for uncollectible accounts receivable is estimated based on the aging of the accounts receivable and management estimate of uncollectible amounts.  At March 31, 2019 and December 31, 2018, the Company provided for $25,000 of allowance for doubtful accounts.

INVENTORIES

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

DEBT DISCOUNT

During the year ended December 31, 2018, the Company incurred debt discount related to the issuance of convertible promissory notes, as described in Note 9. The discount was recognized in its entirety as interest expense rather than amortized over the life of the convertible promissory note. The immediate recognition did not yield materially different result.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

DEBT ISSUANCE COSTS

During the year ended December 31, 2018, the Company incurred direct costs associated with the issuance of convertible promissory notes, as described in Note 9. The Company recognized these costs as interest expense.

STOCK BASED COMPENSATION

The Company accounts for stock-based compensation under Accounting Standards Codification 718 - Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date and recognized over the period during which an employee is required to provide services (requisite service period). An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense during the three months ended March 31, 2019 and 2018.

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

During the three months ended March 31, 2019, the board of directors approved issuances of the Company’s restricted common stock to consultants, employees, and directors for services rendered:

1.	2,000 shares to a consultant for services rendered, valued at $3,184.

3.	Shares to be issued to an employee and a director from the restricted stock plan valued at $9,102.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes Payable to Related Party

The Company entered into the following promissory notes payable to its CEO during the year ended December 31, 2018 and during the three months ended March 31, 2019:

Note Date	Note Amount	Accrued Interest through December 31, 2018	Accrued Interest for three months ended March 31, 2019	Total Accrued Interest
Total notes payable and accrued interest due to related party at December 31, 2017	$558,400	$56,544	$11,015	$67,559

March 2018 (1)	72,000	4,402	1,421	5,823
April 2018 (2)	42,000	2,333	828	3,161
August 2018 (3)	70,000	2,169	1,381	3,550
November 2018 (4)	20,000	184	395	579
December 2018 (5)	50,000	142	986	1,128
	254,000	9,230	5,011	14,241
Total notes payable and accrued interest due to related party at March 31, 2019	$812,400	$65,774	$16,026	$81,800

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

(1) In March 2018, the Company entered into three separate unsecured promissory note agreements with its CEO and his spouse, in the amounts of $12,000, $40,000 and $20,000, totaled $72,000. Each of these promissory notes bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 60 days from the date of the note. The Company accrued interest on these notes in the amount of $5,823 through March 31, 2019.

(2) In April 2018, the Company entered into two separate unsecured promissory note agreements with its CEO and his spouse, in the amounts of $10,000 and $32,000, totaled $42,000. Each of these promissory notes bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 60 days from the date of the note. The Company accrued interest on these notes in the amount of $3,161 through March 31, 2019.

In May 2018, the board of directors approved the Company to enter into a promissory note agreement with the Company's CEO and his spouse to consolidate notes (1) and (2). The total amount of the principle consolidated was $114,000. The amount of interest accrued from the note dates to the date of the consolidation was minimal and therefore was not included in the consolidation. The promissory note accrues interest at 8% from the date of consolidation and is due within 120 days of the note date.

(3) In August 2018, the Company entered into three separate unsecured promissory note agreements with its CEO and his spouse, in the amounts of $25,000, $25,000, and $20,000, totaled $70,000. Each of these promissory notes bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 60 days from the date of the note. The Company accrued interest on these notes in the amount of $3,550 through March 31, 2019.

(4) In November 2018, the Company entered into an unsecured promissory note agreements with its CEO and his spouse, in the amounts of $20,000. The promissory note bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 30 days from the date of the note. The Company accrued interest on these notes in the amount of $579 through March 31, 2019.

(5) In December 2018, the Company entered into an unsecured promissory note agreements with its CEO and his spouse, in the amounts of $50,000. The promissory note bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 90 days from the date of the note. The Company accrued interest on these notes in the amount of $1,128 through March 31, 2019.

As a result, the total principle amount of notes payable to related party was $812,400 at March 31, 2019 and December 31, 2018.

Payable to Related Parties

Payable to related parties consisted of the followings at September March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Short term loan from related entity (1)	$60,150	$61,500
Auto allowances owed to CEO (2)	8,000	5,000
	$68,150	$66,500

(1) In 2017, the Company received a working capital advance of $74,348 from a related entity. These advances are non-interest bearing and were intended as short term capital advances. The remaining balances have been included in payable to related parties on the consolidated balance sheet as current liabilities at March 31, 2019 and December 31, 2018.

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

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

In July 2018, the board of directors approved issuance of 85,000 shares of the Company's restricted common stock to the Company's CEO to settle the accrued storage and corporate housing allowance and automobile allowance in the amount of $17,000. As a result, $8,000 and $5,000 remained owed to the Company’s CEO at March 31, 2019 and December 31, 2018, respectively.

During the three months ended March 31, 2019, expenses related to the automobile allowances totaled $3,000.

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

The board of directors also approved for the Company to enter into a lease to lease this property from the Company's CEO, effective June 1, 2018. The term of the lease is for one year with an automatic renewal term of one year. The lease requires the Company to pay all expenses related to the acquisition and operation of the property, including but not limited to the Company's CEO's personal incremental borrowing costs, repairs and maintenance, real estate taxes, licenses and permits, etc. For the three months ended March 31, 2019, the Company incurred $7,720 in operating expenses for this property.

NOTE 5 – INVENTORIES

The Company’s inventories consisted of the followings at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Raw materials	$23,810	$23,810
Finished goods (isolates, tinctures, capsules, etc.)	11,006	12,605
Deferred farm expense	7,135	7,135
	$41,951	$43,550

NOTE 6 - RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

Short term lease

The Company recognizes its office lease in Florida with an initial term of 12 months or less as a short-term lease. Lease payments associated with short-term lease are expensed as incurred in operating lease expense and are not included in our calculation of right-of-use assets or lease liabilities. Operating lease expense related to short-term lease was $2,895 for the three months ended March 31, 2019.

Operating lease

The Company entered into a lease agreement to lease its retail space in Tennessee in October 2017 with a lease term of 24 months. The lease contains a renewal option to extend the term for two additional years. The Company does not plan on renewing the lease when it expires. Rent for the first twelve months was $2,500 per month and $2,550 for the next twelve months. In applying ASC 842, the Company uses a lease term of 24 months and an incremental borrowing rate of 5.99% which was the borrowing rate on a finance lease (discussed below).

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

Right of use (ROU) asset - operating lease obtained in exchange for lease liability - operating lease
$29,355

Lease liability - operating lease on adoption date	$29,655
Payments on lease liability - operating lease	(7,253)
Lease liability - operating lease on March 31, 2019	$22,402

This entire lease liability matures prior to December 31, 2019.

Operating lease expense for the three months ended March 31, 2019	$7,875
Weighted average remaining lease term	9 months
Weighted average discount rate	5.99%

Finance lease

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

The board of directors also approved for the Company to enter into a lease to lease this property from the Company's CEO, effective June 1, 2018. The term of the lease is for one year with an automatic renewal term of one year. The lease also contains an option for the Company to purchase the property from the Company's CEO. The lease requires the Company to pay all expenses related to the acquisition and operation of the property, including but not limited to the Company's CEO's personal incremental borrowing costs, repairs and maintenance, real estate taxes, licenses and permits, utilities, etc.

In applying ASC 842 on adoption date, the Company considered the followings:

1.	The lease is with a related party of the Company.
2.	Although the initial lease term is for one year, the Company is reasonably certain to acquire the property from the related party.
3.

Contrary to leases with fixed lease payments, this lease requires the Company to pay all expenses related to the acquisition and operations of the property which are variable. Although the Company can exclude variable lease payments in applying ASC 842, the lease provides the necessary cash flows for the related party to service his debt. Therefore, the Company estimates future incremental borrowing costs to be incurred by the related party when measuring the initial finance lease liability. This amounts to approximately $1,600 per month.

4.	The related party's debt term was 15 years at a borrowing rate of 5.99%
5.

The Company considered the most objective measure of the right-of-use asset to be the purchase price paid by the related party for the property. The purchase price is then allocated among land and improvement and the Company amortizes the improvement over the estimated useful life of 10 years.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

ROU asset - finance lease - land	$37,530
ROU asset - finance lease - improvement	148,788
ROU asset - finance lease obtained in exchange for lease liability - finance lease	186,318
Cumulative effect adjustment to ROU asset - finance lease on adoption date	(8,679)
Amortization of ROU asset - finance lease	(3,720)
ROU asset - finance lease at March 31, 2019	$173,919

Lease liability - finance lease on adoption date	$186,318
Cumulative effect adjustment to ROU lease liability - finance lease on adoption date	(4,277)
Payments on lease liability - finance lease	(2,103)
Lease liability - finance lease on March 31, 2019	$179,937

Interest expense related to lease liability - finance lease was $2,643 for the three months ended March 31, 2019.

Amounts of lease liability - finance lease matures over the next five years:
Twelve Months Ended March 31,
2020	$8,321
2021	9,124
2022	9,670
2023	10,249
2024 and thereafter	142,573
$179,937

The amount of variable lease expense was	$7,720
Weighted average remaining lease term	14 years
Weighted average discount rate	5.99%

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the followings at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Accounts payable to vendors	$101,500	$83,037
Payroll taxes payable	51,191	46,832
Accrued salaries and bonuses	208,621	153,542
Accrued interest on notes payable	11,132	6,394
	$372,444	$289,805

NOTE 8 – LONG-TERM DEBT

In June 2018, the Company entered into a financing agreement to finance the purchase of a farm tractor. The financing agreement is secured by the tractor. The total amount financed was $21,794 at 0% interest per annum. The first monthly payment of $363 began in July 2018 and continues for 60 months. The following is the total payment amounts for the next five years:

Periods ending December 31,
2019	$3,267
2020	4,359
2021	4,359
2022	4,359
2023	2,144
$18,488

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

The current and long-term portions of principle amounts due are as follow:

Amount of principle due in the next 12 months	$4,359
Long term portion of principle due	14,129
$18,488

NOTE 9 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY

On August 22, 2018, the Company issued a convertible promissory note ("Note 1") for $140,800. Note 1 was discounted at $128,000 and the Company received net proceeds of $125,000 after incurring $3,000 of debt issuance costs. The note bears an interest rate at 8% per annum, and principal and accrued interest is due on the maturity date of August 22, 2019. The conversion option price associated with the note has a 25% discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the Black Scholes valuation model to determine the fair value of the conversion option. At the issuance date, the Company recorded a derivative expense and derivative liability of $148,211. At the end of each reporting period, the Company revalued the derivative liability and recorded the change in this value as additional derivative expense. The derivative liability was valued at $76,608 and $138,218 at March 31, 2019 and December 31, 2018, respectively.

On October 8, 2018, the Company issued a convertible promissory note ("Note 2") for $58,300. Note 2 was discounted at $53,000 and the Company received net proceeds of $50,000 after incurring $3,000 of debt issuance costs. The note bears an interest rate at 8% per annum, and principal and accrued interest is due on the maturity date of October 8, 2019. The conversion option price associated with the note has a 25% discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the Black Scholes valuation model to determine the fair value of the conversion option. At the issuance date, the Company recorded a derivative expense and derivative liability of $57,272. At the end of each reporting period, the Company revalued the derivative liability and recorded the change in this value as additional derivative expense. The derivative liability was valued at $50,797 and $58,300 at March 31, 2019 and December 31, 2018, respectively.

Liability measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2019 and December 31, 2018 is as follows:

Fair Value Measurement at March 31, 2019 (1) Using

	Note 1 - Level 2	Note 2 - Level 2	Total
Liability:
Derivative liability	$76,608	$50,797	$127,405
Total liability	$76,608	$50,797	$127,405

Fair Value Measurement at December 31, 2018 (1) Using

	Note 1 - Level 2	Note 2 - Level 2	Total
Liability:
Derivative liability	$138,218	$58,300	$196,518
Total liability	$138,218	$58,300	$196,518

(1) The Company did not have any assets or liabilities measured at fair value using Level 1 or 3 of the fair value hierarchy as of March 31, 2019 and December 31, 2018.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

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

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis during the three months ended March 31, 2019 and the year ended December 31, 2018:

	Note 1	Note 2	Total
Balance at December 31, 2018	$138,218	$58,300	$196,518
Change in fair value	(19,677)	(7,503)	(27,180)
Conversion of derivative liability to equity from note conversion	(41,933)	-	(41,933)
Balance at March 31, 2019	$76,608	$50,797	$127,405

During the three months ended March 31, 2019, the note holder elected to convert the principle amount of $45,000 into the Company's common stock on the following dates, at the respective conversion prices and the resulting number of shares issued to the note holder:

Date of Conversion	Principle Converted	Conversion Price	Number of Shares Issued
March 5, 2019	$15,000	$0.09	158,730
March 19, 2019	$15,000	$0.10	157,729
March 27, 2019	$15,000	$0.08	188,679
Totals	$45,000		505,138

NOTE 10 – STOCKHOLDERS’ DEFICIT

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

During the three months ended March 31, 2019, the Company issue 1,267,138 shares of its restricted common stock as follows:

1.	2,000 shares to a consultant for services rendered, valued at $3,184.
2.	505,138 shares to a note holder for conversion of principle amount of $45,000 of a convertible note into common stock and to settle related derivative liability, valued at $41,933.
3. 4.	Shares to be issued to an employee and a director from the restricted stock plan valued at $9,102. 2.760,000 shares to three directors for cash, valued at $91,200.

Warrants and Options

At March 31, 2019, 50,000 options were outstanding and there were no warrants outstanding. The Company did not issue any common stock purchase warrants or options during the three months ended March 31, 2019 and 2018.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

Restricted Stock Awards to Key Employees

In  March 2017, the board of directors approved issuance of 100,000 shares of the Company’s restricted common stock to its key employees. The award is subject to a four or five-year vesting requirements, i.e. the requisite service period. The shares are issued as the vesting restriction lapses. The Company valued these shares at fair value on commitment date which is the date on which the employee accepted the award and recorded stock based compensation expense over the requisite service period. Stock based compensation expense for these awards for the three months ended March 31, 2019 and 2018 was $9,102 and $14,003, respectively.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued, and determined that there were no other material events to disclose, other than the followings:

On April 2, 2019, the Company engaged an independent contractor to review its compliance related to its industrial hemp operations in Tennessee. The term of the engagement is for four months at $2,500 per month and 2,500 shares of unrestricted common stock of the Company per month, valued at commitment date, to be paid at the end of the engagement term.

On April 23, 2019, our convertible note holder (See Note 9) elected to convert $12,000 of principle balance of Note 1 at $0.0254 per share, resulting in 472,441 shares issued as a result of the conversion. On April 29, 2019, our convertible note holder (See Note 9) elected to convert $15,000 of principle balance of Note 1 at $0.0254 per share, resulting in 590,551 shares issued as a result of the conversion. On May 8, 2019, our convertible note holder (See Note 9) elected to convert $15,000 of principle balance of Note 1 at $0.0375 per share, resulting in 400,000 shares issued as a result of the conversion.

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

The Security and Exchange Commission ("SEC") recently amended its rules to require an analysis of changes in stockholders’ equity in the financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a note or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amended rules will become effective 30 days after they are published in the Federal Register. The SEC's transition guidance states that the amendments are effective for all filings made on or after the effective date; however, it also states the SEC staff would not object if a filer’s first presentation of the changes in stockholders’ equity was included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, the Company presented an analysis of changes in stockholders' deficit as a separate statement in this Form 10-Q.

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

General

These unaudited interim consolidated financial statements should be read in conjunction with the annual financial statements for the Company most recently completed fiscal year ended December 31, 2018. These unaudited interim consolidated financial statements do not include all disclosures required in annual financial statements, but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited interim consolidated financial statements have been prepared using the same accounting policies and methods as those used by the Company in the annual audited financial statements for the year ended December 31, 2018.

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

Medahub, Inc. (“Medahub”)

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

Operating results for the three months ended March 31, 2019 and 2018:

For the three months ended March 31, 2019, the Company generated revenues of $163,505 from operations, compared to $91,914 for the three months ended March 31, 2018, an increase of $71,591 or 78%. The increase in revenues was due to having more extraction contracts at higher prices. To a lesser degree, the Company's retail sales also improved compared to the same period last year. The Company employed a sales force of distributors to market and sell its products and plans on expanding its sales force in the near future.

For the three months ended March 31, 2019, costs of goods sold was $72,199, compared to $49,776 for the three months ended March 31, 2018, an increase of $22,423, or 45%. Costs of goods sold was higher during the three months ended March 31, 2019 primarily due to having more extraction contracts.

As a result of the changes in revenues and costs of goods sold discussed above, the Company’s gross profit increased from $42,138, or 46% of revenue for the three months ended March 31, 2018 to $91,306, or 56% of revenue for the three months ended March 31, 2019. The increase in gross profit is primarily due to higher prices on our extraction contracts.

For the three months ended March 31, 2019, selling, general and administrative expenses were $295,189, compared to $463,401 during the three months ended March 31, 2018, a decrease of $168,212, or 36%. The decrease in these expenses is primarily attributable to a decrease in stock based compensation to a consultant in the prior period.

During the three months ended March 31, 2019, the Company incurred interest expense of $23,405, compared to $11,527 for the three months ended March 31, 2018, an increase of $11,878, or 103%. During the three months ended March 31, 2019, interest expense was primarily related to the notes payable to related party and on convertible notes payable. At March 31, 2018, interest expense was related to the notes payable to related party. There was no convertible notes payable at March 31, 2018.

As a result of the changes in revenues, costs and expenses, the Company incurred a net loss of $198,025 for the three months ended March 31, 2019, compared to a net loss of $432,790 for the three months ended March 31, 2018, a decrease of $234,765, or 54%.

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

 Liquidity and Capital Resources

The Company’s cash position at March 31, 2019 increased by $4,009 to $55,806, as compared to a balance of $51,797, as of December 31, 2018. The net increase in cash for the three months ended March 31, 2019 was attributable to net cash used in operating activities of $68,668, net cash used by investing activities of $24,102, offset by net cash provided by financing activities of $96,779.

As of March 31, 2019, the Company had negative working capital of $1,292,698 compared to negative working capital of $1,198,806, at December 31, 2018, a decrease of $93,893, attributable primarily to increase in its accounts payable and accrued expenses, and recognition of lease liabilities related to its right-of-use finance and operating leases.

Net cash used in operating activities of $68,668 during the three months ended March 31, 2019, was higher compared to the prior period of $66,461, primarily due to decrease in working capital during the period.

Net cash used by investing activities of $24,102 for the three months ended March 31, 2019 was higher compared to $7,486 of cash used by investing activities for the three months ended March 31, 2018. This is primarily attributable to the construction of a greenhouse in the Company's farm in Tennessee.

Net cash provided by financing activities of $96,779 during the three months ended March 31, 2019 increased by $24,779 compared to $72,000 during the three months ended March 31, 2018. In the current period, the Company's obtained financing through issuance of common stock to investors compared to issuing notes payable to a related party in the prior period.

During the three months ended March 31, 2019, the Company issued shares of its common stock to settle $45,000 of principle of its convertible note and the related derivative liability of $41,933. It also acquired a finance lease by assuming a lease liability in the amount of $182,041. In addition, it acquired an operating lease by assuming a lease liability in the amount of $29,655. During the three months ended March 31, 2018, the Company issued shares valued at $17,649 to settle a related party liability.

As reported in the accompanying consolidated financial statements, for the three months ended March 31, 2019 and 2018, the Company incurred net losses of $198,025 and $432,790, respectively. The Company did not produce significant revenues in the periods presented and has sustained operating losses since inception. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital, successfully generate cash flows from its operations in Tennessee and achieve a level of profitability. Until recently where the Company obtained working capital from convertible notes financing and equity purchase agreement with an outside investor, the Company has financed its activities principally from working capital advances from related parties and issuing notes payable to its CEO. It intends to finance its future operating activities and its working capital needs largely from proceeds from the sale of equity securities, if any, combined with additional funding from its CEO. The sale of equity and convertible notes financing agreements may result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises additional funds through the issuance of convertible notes or other debt financing, these activities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangements could require the Company to relinquish valuable rights. The Company will require additional capital beyond its currently anticipated needs. Additional capital, if available, may not be available on reasonable terms or at all.

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

Financial Condition

The Company’s total assets at March 31, 2019 and December 31, 2018 were $872,338 and $696,895, respectively, an increase of $175,443, or 25%. Total liabilities at March 31, 2019 and December 31, 2018 were $1,837,126 and $1,649,675, respectively, an increase of $187,451, or 11%. The significant change in the Company’s financial condition is attributable to (i) increase in its accounts payable and accrued expenses, (ii) acquiring a finance lease and an operating lease by assuming the corresponding lease liabilities, offset by (iii) the note holder's of a portion of the convertible notes payable. As a result of these transactions, the Company’s cash position increased from $51,797 to $55,806 during the three months ended March 31, 2019.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were not effective. The controls were determined to be ineffective due to the lack of segregation of duties. In January 2017, the Company hired a part-time financial controller to assist with technical accounting issues and the preparation of the filings. However, until the Company begins generating sufficient revenues, it is unable to remediate the weakness. Despite the existence of material weaknesses, management believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three months ended March 31, 2019, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2019, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors

The Company is a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2019, the Company issue 1,267,138 shares of its restricted common stock as follows:

1.	2,000 shares to a consultant for services rendered, valued at $3,184.
2.	505,138 shares to a note holder for conversion of principle amount of $45,000 of a convertible note into common stock and to settle related derivative liability, valued at $86,933.
3. 4.	Shares to be issued to an employee and a director from the restricted stock plan valued at $9,102. 3.760,000 shares to three directors for cash, valued at $91,200.

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

10.7 Incorporated by reference herein from the Company’s Form 10-Q filed on November 5, 2018.

14.0 Incorporated by reference herein from the Company’s Form 10-Q filed on November 13, 2017.

21.0 Incorporated by reference herein from the Company’s Form 10-Q filed on August 7, 2017.

SIGNATURES

Pursuant to the requirements of the Securities exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned.

Acacia Diversified Holdings, Inc.

Date: May 15, 2019	By:	/s/ Richard K. Pertile
Richard K. Pertile
Principal Executive Officer
Principal Financial Officer Principle Accounting Officer