Form 10-Q
period 2019-06-30
Acacia Diversified Holdings, Inc.
filed 2019-08-09
CIK 1001463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒  No ☐   (2) Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 6, 2019 is  38,133,550 common shares.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT ASSETS:
Cash	$78,766	$51,797
Accounts receivable, net of allowance for doubtful accounts of $25,000 in 2019 and 2018	100,718	135,970
Inventories	39,541	43,550
Prepaid expenses and other current assets	9,998	7,815
Total Current Assets	229,023	239,132

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $351,608 and $277,343 in 2019 and 2018, respectively	411,868	453,562

OTHER ASSETS
Deposits	4,201	4,201
ROU asset - finance lease, net of accumulated amortization of $7,440 in 2019	170,199	-
ROU asset - operating lease	14,894	-
	189,294	4,201

TOTAL ASSETS	$830,185	$696,895

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$277,257	$289,805
Current portion of long-term debt	4,359	4,359
Current portion of lease liability - finance lease	8,738	-
Current portion of lease liability - operating lease	15,043	-
Convertible notes payable	124,800	199,100
Notes payable to related party	733,400	812,400
Accrued interest on notes payable to related party	86,977	65,774
Payable to related parties	66,150	66,500
Total Current Liabilities	1,316,724	1,437,938

LONG-TERM LIABILITY:
Long-term debt	13,040	15,219
Derivative liability	152,707	196,518
Lease liability - finance lease	169,037	-
Total Long-term Liability	334,784	211,737

Total Liabilities	1,651,508	1,649,675

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 150,000,000 shares authorized; 36,339,982 and 21,813,625 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	36,341	21,814
Additional paid-in capital	6,521,326	5,692,055
Accumulated deficit	(7,378,990)	(6,666,649)
Total Stockholders' Deficit	(821,323)	(952,780)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$830,185	$696,895

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

REVENUE	$140,724	$12,671	$304,229	$104,585

COSTS OF GOODS SOLD
Costs of goods sold	132,569	34,143	181,311	66,113
Depreciation expense	36,844	18,082	73,229	35,888
	169,413	52,225	254,540	102,001

GROSS PROFIT (LOSS)	(28,689)	(39,554)	49,689	2,584

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Employee compensation expenses	164,585	126,409	322,825	268,778
General and administrative expenses	73,653	344,262	193,439	664,678
Depreciation and amortization expense	4,241	422	8,476	1,038
	242,479	471,093	524,740	934,494

LOSS FROM OPERATIONS	(271,168)	(510,647)	(475,051)	(931,910)

OTHER INCOME (EXPENSE)
Bad debt recovery	-	7,000	-	7,000
Derivative income (expense)	(214,308)	-	(187,128)	-
Loss on sale of assets	-	(12,362)	-	(12,362)
Interest expense	(28,157)	(14,486)	(51,562)	(26,013)
Other income (expense)	3,719		5,802	-
TOTAL OTHER EXPENSE	(238,746)	(19,848)	(232,888)	(31,375)

NET LOSS BEFORE INCOME TAXES	(509,914)	(530,495)	(707,939)	(963,285)
Income taxes	-	-	-	-

NET LOSS	$(509,914)	$(530,495)	$(707,939)	$(963,285)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.02)	$(0.03)	$(0.04)	$(0.06)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	28,008,747	18,240,314	25,353,695	17,505,806

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance December 31, 2017 (audited)	17,539,982	$17,540	$4,451,038	$(4,953,946)	$(485,368)

Common stock issued for services	1,047,000	1,047	506,861		$507,908

Common stock issued to related party for leasehold improvement	36,018	36	17,613		$17,649

Employee stock plan compensation	7,500	-	26,029		$26,029

Common stock issued for cash	200,000	200	69,800		$70,000

Net loss				(963,285)	$(963,285)

Balance June 30, 2018 (unaudited)	18,830,500	$18,823	$5,071,341	$(5,917,231)	$(827,067)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total

Balance December 31, 2018 (audited)	21,813,625	$21,814	$5,692,055	$(6,666,649)	$(952,780)

Common stock issued for services	4,198,825	4,199	166,858		171,057

Common stock issued for conversion of convertible note	6,252,940	6,253	167,947		174,200

Settlement of derivative liability from conversion of convertible note	-	-	230,939

Employee stock plan compensation	40,000	40	45,378		45,418

Common stock issued for cash	760,000	760	90,440		91,200

Settlement of payable to related party	200,000	200	7,800		8,000

Settlement of notes payable and accrued interest with related party	3,074,592	3,075	119,909		122,984

Cumulative adjustments from adoption of ASC 842				(4,402)	(4,402)

Net loss				(707,939)	(707,939)

Balance June 30, 2019 (unaudited)	36,339,982	$36,341	$6,521,326	$(7,378,990)	$(821,323)

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	Six Months Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(707,939)	$(963,285)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Depreciation and amortization	81,705	36,926
Common stock issued for services	171,057	507,908
Common stock issued from employee stock plan	45,418	26,029
Original issue discount on convertible note payable	8,500	-
Amortization of debt discount	3,000	-
Accrued interest on notes payable to related party	30,187	-
Derivative expense (income)	187,128	-
Loss on sale of equipment	-	12,362
(Increase) decrease in:
Accounts receivable	35,252	21,270
Inventories	4,009	3,172
Prepaid expenses and other current assets	(2,183)	(621)
ROU asset - operating lease	14,762	-
Increase (decrease) in:
Accounts payable and accrued expenses	(6,148)	144,587
Payable to related parties	7,650	25,506
Lease liability - operating lease	(14,612)	-
Net cash used by operating activities	(142,214)	(186,146)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment to related party for leasehold improvement	-	(6,000)
Proceeds from sale of equipment	-	38,361
Acquisition of property and equipment	(32,572)	(9,545)
Net cash provided (used) by investing activities	(32,572)	22,816

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	91,200	70,000
Proceeds from convertible note payable	82,000	-
Payment on long-term debt	(2,179)	-
Payments on lease liability - finance lease	(4,266)	-
Proceeds from issuance of notes payable to related party	35,000	114,000
Net cash provided by financing activities	201,755	184,000

Net change in cash and cash equivalents	26,969	20,670

Cash and cash equivalents, beginning of the year	51,797	28,417

Cash and cash equivalents, end of the year	$78,766	$49,087

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued to related party for leasehold improvement	$-	$17,649
Acquisition of equipment with long-term debt	$-	$21,794
Common stock issued to related party to settle accrued expenses	$8,000	$-
Common stock issued to related party to settle notes payable and accrued interest	$122,984	$-
Common stock issued for conversion of convertible notes payable and related interest	$174,200	$-
Settlement of derivative liability from conversion of convertible notes payable	$230,938	$-
Acquisition of ROU asset - finance lease	$182,041	$-
Acquisition of ROU asset - operating lease	$29,655	$-

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 1 – THE COMPANY

Acacia Diversified Holdings, Inc. (“Acacia” or the “Company”) has five wholly-owned subsidiaries, MariJ Pharmaceuticals, Inc. (“MariJ Pharma”), Canna-Cures Research & Development Center, Inc. (“Canna-Cures”), and Eufloria Medical of Tennessee, Inc. (“EMT”), a company incorporated in the state of Tennessee. In July 2018, the Company also announced the completion of its acquisition of Medahub Operations Group, Inc. and Medahub, Inc., technology companies (“Medahub”), complete with a current compounding pharmacy license in Florida. The Medahub acquisition allows the Company to be fully HIPAA compliant and cloud based on an HL7 platform. The Company can now offer licensing agreements for other cannabis companies wanting to be HIPAA compliant from left to right or seed to sale and Doctor to Patient.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses for all periods presented and has a substantial accumulated deficit. As of June 30, 2019, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, which consist solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The consolidated financial statements and notes thereto are presented as prescribed by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2018 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on April 1, 2019. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month and six-month periods ended June 30, 2019 and 2018, (b) the financial position at June 30, 2019 and (c) cash flows for the six-month periods ended June 30, 2019 and 2018.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

As a result, the Company recorded its right-of-use assets and corresponding lease liabilities on its balance sheet beginning January 1, 2019.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable represents amounts due from customers for extraction services performed. Allowance for uncollectible accounts receivable is estimated based on the aging of the accounts receivable and management estimate of uncollectible amounts.  At June 30, 2019 and December 31, 2018, the Company provided for $25,000 of allowance for doubtful accounts.

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

JUNE 30, 2019

(UNAUDITED)

DEBT ISSUANCE COSTS

The Company incurred direct costs associated with the issuance of convertible promissory notes, as described in Note 9. The Company recognized these costs as interest expense.

STOCK BASED COMPENSATION

The Company accounts for stock-based compensation under Accounting Standards Codification 718 - Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date and recognized over the period during which an employee is required to provide services (requisite service period). An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense during the three and six months ended June 30, 2019 and 2018.

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

During the six months ended June 30, 2019, the board of directors approved issuances of the Company’s restricted common stock to consultants, employees, and directors for services rendered:

1.	2,000 shares to a consultant for services rendered, valued at $3,184.
2.	4,196,825 shares to the Company's CEO and COO for services rendered, valued at $167,873.
3.	40,000 shares issued to employees and a director from the employee stock plan valued at $45,418.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes Payable to Related Party

The Company entered into the following promissory notes payable to its CEO during the year ended December 31, 2018 and during the six months ended June 30, 2019:

Note Date	Note Amount	Accrued Interest through December 31, 2018	Accrued Interest for six months ended June 30, 2019	Total Accrued Interest
Total notes payable and accrued interest due to related party at December 31, 2017	$558,400	$56,544	$22,152	$78,696

March 2018 (1)	-	-	-	-
April 2018 (2)	-	-	-	-
August 2018 (3)	70,000	2,170	2,777	4,947
November 2018 (4)	20,000	184	793	977
December 2018 (5)	50,000	142	1,984	2,126
May 2019 (6)	10,000	-	105	105
June 2019 (7)	25,000	-	126	126
	175,000	2,496	5,785	8,281

Total notes payable and accrued interest due to related party at June 30, 2019	$733,400	$59,040	$27,937	$86,977

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

(1) In March 2018, the Company entered into three separate unsecured promissory note agreements with its CEO and his spouse, in the amounts of $12,000, $40,000 and $20,000, totaled $72,000. Each of these promissory notes bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 60 days from the date of the note. The principle amount of these notes as well as accrued interest of $5,822 was converted into 1,945,556 shares of the Company's common stock in May 2019.

(2) In April 2018, the Company entered into two separate unsecured promissory note agreements with its CEO and his spouse, in the amounts of $10,000 and $32,000, totaled $42,000. Each of these promissory notes bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 60 days from the date of the note. The principle amount of these notes as well as accrued interest of $3,161 was converted into 1,129 036 shares of the Company's common stock in May 2019.

(3) In August 2018, the Company entered into three separate unsecured promissory note agreements with its CEO and his spouse, in the amounts of $25,000, $25,000, and $20,000, totaled $70,000. Each of these promissory notes bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 60 days from the date of the note. The Company accrued interest on these notes in the amount of $4,947 through June 30, 2019.

(4) In November 2018, the Company entered into an unsecured promissory note agreement with its CEO and his spouse, in the amount of $20,000. The promissory note bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 30 days from the date of the note. The Company accrued interest on these notes in the amount of $977 through June 30, 2019.

(5) In December 2018, the Company entered into an unsecured promissory note agreement with its CEO and his spouse, in the amount of $50,000. The promissory note bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 90 days from the date of the note. The Company accrued interest on these notes in the amount of $2,126 through June 30, 2019.

(6) In May 2019, the Company entered into an unsecured promissory note agreement with its CEO and his spouse, in the amount of $10,000. The promissory note bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 90 days from the date of the note. The Company accrued interest on these notes in the amount of $105 through June 30, 2019.

(7) In June 2019, the Company entered into an unsecured promissory note agreement with its CEO and his spouse, in the amount of $25,000. The promissory note bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 90 days from the date of the note. The Company accrued interest on these notes in the amount of $126 through June 30, 2019.

As a result, the total principle amount of notes payable to related party was $733,400 at June 30, 2019 and $812,400 at December 31, 2018. The amount of accrued interest on these notes due to related party was $86,977 at June 30, 2019 and $65,774 at December 31, 2018.

Payable to Related Parties

Payable to related parties consisted of the followings at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Short term loan from related entity (1)	$63,150	$61,500
Auto allowances owed to CEO (2)	3,000	5,000
	$66,150	$66,500

(1) In 2017, the Company received a working capital advance of $74,348 from a related entity. These advances are non-interest bearing and were intended as short term capital advances. The remaining balances have been included in payable to related parties on the consolidated balance sheet as current liabilities at June 30, 2019 and December 31, 2018.

(2) On May 1, 2016, the Company entered into an employment agreement with its CEO. The term of the employment is through December 31, 2019. The agreement provides for a monthly storage and corporate housing allowance of $1,000 for a property owned by the CEO and a monthly automobile allowance of $1,000.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

In May 2018, the board of directors approved to discontinue payment of the storage and corporate housing allowance of $1,000 per month, retroactively to January 1, 2018. As a result, expenses accrued during the three months ended March 31, 2018 was reversed during the three months ended June 30, 2018. The automobile allowance remains unchanged at $1,000 per month.

In July 2018, the board of directors approved issuance of 85,000 shares of the Company's restricted common stock to the Company's CEO to settle the accrued storage and corporate housing allowance and automobile allowance in the amount of $17,000. In addition, in May 2019, the board of directors approved issuance of 200,000 shares of the Company's restricted common stock to the Company's CEO to settle the accrued automobile allowance expense in the amount of $8,000. As a result, $3,000 and $5,000 remained owed to the Company’s CEO at June 30, 2019 and December 31, 2018, respectively.

During the three and six months ended June 30, 2019, expenses related to the automobile allowances totaled $3,000 and $6,000, respectively.

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

The board of directors also approved for the Company to enter into a lease to lease this property from the Company's CEO, effective June 1, 2018. The term of the lease is for one year with an automatic renewal term of one year. The lease requires the Company to pay all expenses related to the acquisition and operation of the property, including but not limited to the Company's CEO's personal incremental borrowing costs, repairs and maintenance, real estate taxes, licenses and permits, etc. For the three and six months ended June 30, 2019, the Company incurred $11,513 and $19,233, respectively, in operating expenses for this property.

NOTE 5 – INVENTORIES

The Company’s inventories consisted of the followings at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Raw materials	$22,770	$23,810
Finished goods (isolates, tinctures, capsules, etc.)	16,771	12,605
Deferred farm expense	-	7,135
	$39,541	$43,550

NOTE 6 - RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

Short term lease

The Company recognizes its office lease in Florida with an initial term of 12 months or less as a short-term lease. Lease payments associated with short-term lease are expensed as incurred in operating lease expense and are not included in our calculation of right-of-use assets or lease liabilities. Operating lease expense related to short-term lease was $2,899 and $5,794 for the three and six months ended June 30, 2019.

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

JUNE 30, 2019

(UNAUDITED)

Right of use (ROU) asset - operating lease obtained in exchange for lease liability - operating lease
$29,355

Lease liability - operating lease on adoption date	$29,655
Payments on lease liability - operating lease	(14,612)
Lease liability - operating lease on June 30, 2019	$15,043

This entire lease liability matures prior to December 31, 2019.

Operating lease expense for the three months ended June 30, 2019	$7,575
Operating lease expense for the six months ended June 30, 2019	$15,450
Weighted average remaining lease term	6 months
Weighted average discount rate	5.99%

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

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

ROU asset - finance lease - land	$37,530
ROU asset - finance lease - improvement	148,788
ROU asset - finance lease obtained in exchange for lease liability - finance lease	186,318
Cumulative effect adjustment to ROU asset - finance lease on adoption date	(8,679)
Amortization of ROU asset - finance lease	(7,440)
ROU asset - finance lease at June 30, 2019	$170,199

Lease liability - finance lease on adoption date	$186,318
Cumulative effect adjustment to ROU lease liability - finance lease on adoption date	(4,277)
Payments on lease liability - finance lease	(4,266)
Lease liability - finance lease on June 30, 2019	$177,775

Interest expense related to lease liability - finance lease was $2,633 and $5,256 for the three and six months ended June 30, 2019, respectively.

Amounts of lease liability - finance lease matures over the next five years:
Twelve Months Ended June 30,
2020	$8,738
2021	9,261
2022	9,816
2023	10,404
2024 and thereafter	139,557
$177,776

Variable lease expense was $11,513 and $19,233, for the three and six months ended June 30, 2019, respectively.
Weighted average remaining lease term	14 years
Weighted average discount rate	5.99%

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the followings at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Accounts payable to vendors	$113,704	$83,037
Payroll taxes payable	56,046	46,832
Accrued salaries and bonuses	107,507	153,542
Accrued interest on notes payable	-	6,394
	$277,257	$289,805

NOTE 8 – LONG-TERM DEBT

In June 2018, the Company entered into a financing agreement to finance the purchase of a farm tractor. The financing agreement is secured by the tractor. The total amount financed was $21,794 at 0% interest per annum. The first monthly payment of $363 began in July 2018 and continues for 60 months. The following is the total payment amounts for the next five years:

Twelve Months ending June 30,
2020	$4,359
2021	4,359
2022	4,359
2023	4,322
$17,399

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

The current and long-term portions of principle amounts due are as follow:

Amount of principle due in the next 12 months	$4,359
Long term portion of principle due	13,040
$17,399

NOTE 9 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY

On August 22, 2018, the Company issued a convertible promissory note ("Note 1") for $140,800. Note 1 was discounted at $128,000 and the Company received net proceeds of $125,000 after incurring $3,000 of debt issuance costs. The note bears an interest rate at 10% per annum, and principal and accrued interest is due on the maturity date of August 22, 2019. The conversion option price associated with the note has a 25% discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the Black Scholes valuation model to determine the fair value of the conversion option. At the issuance date, the Company recorded a derivative expense and derivative liability of $148,211. At the end of each reporting period, the Company revalued the derivative liability and recorded the change in this value as additional derivative expense. The Company recognized $78,180 and $58,503 as derivative expense for the three and six months ended June 30, 2019, respectively. During the six months ended June 30, 2019, the note holder elected to convert principle in the amount of $140,800 and accrued interest in the amount of $6,400 into the Company's common stock. This resulted in the issuance of 4,899,785 shares of the Company's common stock being issued to the note holder. As a result of the conversion, the derivative liability was extinguished at June 30, 2019 and was valued at $138,218 at December 31, 2018.

On October 8, 2018, the Company issued a convertible promissory note ("Note 2") for $58,300. Note 2 was discounted at $53,000 and the Company received net proceeds of $50,000 after incurring $3,000 of debt issuance costs. The note bears an interest rate at 10% per annum, and principal and accrued interest is due on the maturity date of October 8, 2019. The conversion option price associated with the note has a 25% discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the Black Scholes valuation model to determine the fair value of the conversion option. At the issuance date, the Company recorded a derivative expense and derivative liability of $57,272. At the end of each reporting period, the Company revalued the derivative liability and recorded the change in this value as additional derivative expense. The Company recognized $15,555 and $8,052 as derivative expense for the three and six months ended June 30, 2019, respectively. During June 2019, the note holder elected to convert principle in the amount of $27,000 into the Company's common stock. This resulted in the issuance of 1,353,155 shares of the Company's common stock being issued to the note holder. The derivative liability was valued at $32,134 and $58,300 at June 30, 2019 and December 31, 2018, respectively.

On June 13, 2019, the Company issued a convertible promissory note ("Note 3") for $93,500. Note 3 was discounted at $85,000 and the Company received net proceeds of $82,000 after incurring $3,000 of debt issuance costs. The note bears an interest rate at 10% per annum, and principal and accrued interest is due on the maturity date of June 13, 2020. The conversion option price associated with the note has a 25% discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the Black Scholes valuation model to determine the fair value of the conversion option. At the issuance date, the Company recorded a derivative expense and derivative liability of $151,264. At the end of each reporting period, the Company revalued the derivative liability and recorded the change in this value as additional derivative expense. The Company recognized $120,573 as derivative expense for the three and six months ended June 30, 2019. The derivative liability was valued at $120,573 at June 30, 2019.

Liability measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2019 and December 31, 2018 is as follows:

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

Fair Value Measurement at June 30, 2019 (1) Using

	Note 1		Note 2		Note 3
	Level 2	Total	Level 2	Total	Level 2	Total
Liability:
Derivative liability	$-	$-	$32,134	$32,134	$120,573	$120,573
Total liability	$-	$-	$32,134	$32,134	$120,573	$120,573

Fair Value Measurement at December 31, 2018 (1) Using

	Note 1 - Level 2	Note 2 - Level 2	Total
Liability:
Derivative liability	$138,218	$58,300	$196,518
Total liability	$138,218	$58,300	$196,518

(1) The Company did not have any assets or liabilities measured at fair value using Level 1 or 3 of the fair value hierarchy as of June 30, 2019 and December 31, 2018.

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

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis during the six months ended June 30, 2019 and the year ended December 31, 2018:

	Note 1	Note 2	Note 3	Total
Balance at December 31, 2018	$138,218	$58,300	$-	$196,518
Variable conversion feature in convertible notes payable	-	-	151,264	151,264
Change in fair value	58,502	8,052	(30,691)	35,862
Conversion of derivative liability to equity from note conversion	(196,719)	(34,218)	-	(230,938)
Balance at June 30, 2019	$-	$32,134	$120,573	$152,707

During the six months ended June 30, 2019, the note holder elected to convert the principle amount of $140,800 and accrued interest of $6,400 of Note 1 and principle amount of $27,000 of Note 2 into the Company's common stock on the following dates, at the respective conversion prices, resulting in the following number of shares issued to the note holder:

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

Date of Conversion of Note 1	Amounts Converted	Conversion Price	Number of Shares Issued
Principle conversion
March 5, 2019	$15,000	$0.0945	158,730
March 19, 2019	$15,000	$0.0951	157,729
March 27, 2019	$15,000	$0.0795	188,679
April 23, 2019	$12,000	$0.0254	472,441
April 29, 2019	$15,000	$0.0254	590,551
May 8, 2019	$15,000	$0.0375	400,000
May 21, 2019	$15,000	$0.0263	570,342
May 30, 2019	$12,000	$0.0169	710,059
June 6, 2019	$12,000	$0.0169	710,059
June 11, 2019	$14,800	$0.0218	678,899
	$140,800		4,637,490
Accrued interest conversion
June 18, 2019	$6,400	$0.0244	262,295
Total amount converted	$147,200		4,899,785

Date of Conversion of Note 2	Amounts Converted	Conversion Price	Number of Shares Issued
Principle conversion
June 21, 2019	$15,000	$0.0206	728,155
June 25, 2019	$12,000	$0.0192	625,000
Total amount converted	$27,000		1,353,155

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

During the six months ended June 30, 2019, the Company issue 14,526,357 shares of its restricted common stock as follows:

1.	2,000 shares to a consultant for services rendered, valued at $3,184.
2.	4,196,825 shares to the Company's CEO and COO for services rendered, valued at $167,873.
3.	40,000 shares issued to employees and a director from the restricted stock plan valued at $45,418.
4.	6,252,940 shares issued to the convertible notes holder who elected to convert principle and accrued interest, totaled $174,200, into the Company's common stock.
5.	760,000 shares to investors for $91,200 of working capital.
6.	200,000 shares issued to the Company's CEO to settle accrued expenses valued at $8,000.
7.	3,074,592 shares issued to the Company's CEO to settle notes payable and accrued interest in the amount of $122,984.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

Warrants and Options

At June 30, 2019, 50,000 options were outstanding and there were no warrants outstanding. The Company did not issue any common stock purchase warrants or options during the three and six months ended June 30, 2019 and 2018.

Restricted Stock Awards to Key Employees

In  March 2017, the board of directors approved issuance of 100,000 shares of the Company’s restricted common stock to its key employees. The award is subject to a four or five-year vesting requirements, i.e. the requisite service period. The shares are issued as the vesting restriction lapses. The Company valued these shares at fair value on commitment date which is the date on which the employee accepted the award and recorded stock based compensation expense over the requisite service period. Stock based compensation expense for these awards for the three months ended June 30, 2019 and 2018 was $8,116 and $12,026, respectively. Stock based compensation expense for these awards for the six months ended June 30, 2019 and 2018 was $20,402 and $26,029.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued, and determined that there were no other material events to disclose, other than the followings:

In July 2019, our convertible note holder (See Note 9) elected to convert the remaining principle of $31,300 of Note 2 and related accrued interest of $2,650 into the Company's common stock, resulting in 1,793,561 shares issued to the note holder. As a result, the related derivative liability was extinguished at the completion of the conversion of Note 2.

On July 12, 2019, the Company issued a convertible promissory note ("Note 4") for $91,300. Note 4 was discounted at $83,000 and the Company received net proceeds of $80,000 after incurring $3,000 of debt issuance costs. The note bears an interest rate at 10% per annum, and principal and accrued interest is due on the maturity date of July 12, 2020. The conversion option price associated with the note has a 25% discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company will bifurcate the conversion option, and utilize the Black Scholes valuation model to determine the fair value of the conversion option.

In July 2019, the board of directors approved issuance of Class A preferred stock in exchange for common stock held by certain employees, contractors, management and board of directors, with super voting rights, anti-dilution and certain protections. These preferred stock will be converted back into common stock at a later, predetermined date. The terms of the Class A preferred stock are not yet determined at the present time.

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

Operating results for the three months ended June 30, 2019 and 2018:

For the three months ended June 30, 2019, the Company generated revenues of $140,724 from operations, compared to $12,671 for the three months ended June 30, 2018, an increase of $128,053 or 1,011%. The increase in revenues was due to having more extraction contracts in the current period.

For the three months ended June 30, 2019, costs of goods sold was $169,413, compared to $52,225 for the three months ended June 30, 2018, an increase of $117,188, or 224%. Costs of goods sold was higher during the three months ended June 30, 2019 primarily due to incurring more technician hours and paying bonuses to serve the increased number of extraction contracts.

As a result of the changes in revenues and costs of goods sold discussed above, the Company’s gross loss decreased from a loss of $39,554, or (312%) of revenue for the three months ended June 30, 2018 to a loss of $28,689, or (20%) of revenue for the three months ended June 30, 2019. The decrease in gross profit is primarily due to lower margin earned on our extraction contracts, despite increase in volume, to offset the loss incurred in our retail and farm operations.

For the three months ended June 30, 2019, selling, general and administrative expenses were $242,479, compared to $471,093 during the three months ended June 30, 2018, a decrease of $228,614, or 49%. The decrease in these expenses is primarily attributable to a decrease in stock based compensation in the current period and increase in compensation expense related to our farm operations that commenced this year.

During the three months ended June 30, 2019, the Company incurred interest expense of $28,157, compared to $14,486 for the three months ended June 30, 2018, an increase of $13,671, or 94%. During the three months ended June 30, 2019, interest expense was primarily related to the notes payable to related party and on convertible notes payable. During the three months ended June 30, 2018, interest expense was related to the notes payable to related party. There was no convertible notes payable at June 30, 2018.

During the three months ended June 30, 2019, the Company recognized $214,308 of derivative expense, compared to $0 derivative expense for the three months ended June 30, 2018, an increase of $214,308. The variable conversion feature of the convertible notes payable gave rise to derivative liability. There was no convertible note at June 30, 2018.

As a result of the changes in revenues, costs and expenses, the Company incurred a net loss of $509,914 for the three months ended June 30, 2019, compared to a net loss of $530,495 for the three months ended June 30, 2018, a decrease of $20,581, or 4%.

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

Operating results for the six months ended June 30, 2019 and 2018:

For the six months ended June 30, 2019, the Company generated revenues of $304,229 from operations, compared to $104,585 for the six months ended June 30, 2018, an increase of $199,644, or 191%.  The increase in revenues was due to having more extraction contracts.

For the six months ended June 30, 2019, costs of goods sold was $254,540, compared to $102,001 for the six months ended June 30, 2018, an increase of $152,539, or 150%. Costs of goods sold was higher during the six months ended June 30, 2019 primarily due to incurring more technician hours and paying bonuses to serve the increased number of extraction contracts.

As a result of the changes in revenues and costs of goods sold discussed above, the Company’s gross profit increased from $2,584, or 2% of revenues, for the six months ended June 30, 2018 to $49,689, or 16% of revenues, for the six months ended June 30, 2019. The increase in gross profit is primarily due to higher volume of our extraction contracts, despite lower margin, to offset the loss incurred in our retail and farm operations.

For the six months ended June 30, 2019, selling, general and administrative expenses were $524,740, compared to $934,494 during the six months ended June 30, 2018, a decrease of $109,754, or 44%. The decrease in these expenses is primarily attributable to a decrease in stock based compensation in the current period and increase in compensation expense related to our farm operations that commenced this year.

During the six months ended June 30, 2019, the Company incurred interest expense of $51,562, compared to $26,013 for the six months ended June 30, 2018. During the six months ended June 30, 2019, the Company accrued interest on its notes payable to related party as well as interest incurred on its outstanding convertible notes payable. During the six months ended June 30, 2018, the Company only incurred interest expense on its notes payable to related party.

As a result of the changes in revenues, costs and expenses, the Company incurred a net loss of $707,939 for the six months ended June 30, 2019, compared to a net loss of $963,285 for the six months ended June 30, 2018.

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

Liquidity and Capital Resources

The Company’s cash position at June 30, 2019 increased by $26,969 to $78,766, as compared to a balance of $51,797, as of December 31, 2018. The net increase in cash for the six months ended June 30, 2019 was attributable to net cash used in operating activities of $142,214, net cash used by investing activities of $32,572, offset by net cash provided by financing activities of $201,755.

As of June 30, 2019, the Company had negative working capital of $1,087,701 compared to negative working capital of $1,198,806, at December 31, 2018, a decrease of $111,105, attributable primarily to a decrease in its outstanding amounts of notes payable and accrued interest due to related party and outstanding amount of convertible notes payable, offset by the recognition of lease liabilities related to its right-of-use finance and operating leases.

Net cash used in operating activities of $142,214 during the six months ended June 30, 2019, was lower compared to the prior period of $186,146, primarily due to increase in working capital during the period.

Net cash used by investing activities was $32,572 for the six months ended June 30, 2019, compared to $22,816 of cash provided by investing activities for the six months ended June 30, 2018. This is primarily attributable to acquiring certain equipment for the Company's farm in Tennessee, whereas prior period's investing activities was offset by proceeds from sale of equipment.

Net cash provided by financing activities of $201,755 during the six months ended June 30, 2019 increased by $17,755 compared to $184,000 during the six months ended June 30, 2018. In the current period, the Company's obtained financing through issuance of common stock to investors and issuing convertible note compared to issuing notes payable to a related party in the prior period.

During the six months ended June 30, 2019, the Company issued shares of its common stock to settle $174,200 of principle and accrued interest of its convertible notes payable and the related derivative liability of $230,939. It also issued common stock to settle accrued expenses owed to a related party in the amount of $8,000 and to settle notes payable and accrued interest due to a related party in the amount of $122,984. It also acquired a finance lease by assuming a lease liability in the amount of $182,041. In addition, it acquired an operating lease by assuming a lease liability in the amount of $29,655. During the six months ended June 30, 2018, the Company issued shares valued at $17,649 to settle a related party liability and acquired equipment by assuming long-term debt of $21,794.

As reported in the accompanying consolidated financial statements, for the six months ended June 30, 2019 and 2018, the Company incurred net losses of $707,939 and $963,285, respectively. The Company did not produce sufficient revenues in the periods presented to cover its operating expenses and has sustained operating losses since inception. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital, successfully generate cash flows from its operations in Tennessee and achieve a level of profitability. Until recently where the Company obtained working capital from convertible notes financing and equity purchase agreement with an outside investor, the Company has financed its activities principally from working capital advances from related parties and issuing notes payable to its CEO. It intends to finance its future operating activities and its working capital needs largely from proceeds from the sale of equity securities, if any, combined with additional funding from its CEO. The sale of equity and convertible notes financing agreements may result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises additional funds through the issuance of convertible notes or other debt financing, these activities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangements could require the Company to relinquish valuable rights. The Company will require additional capital beyond its currently anticipated needs. Additional capital, if available, may not be available on reasonable terms or at all.

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

Financial Condition

The Company’s total assets at June 30, 2019 and December 31, 2018 were $830,185 and $696,895, respectively, an increase of $133,290, or 19%. Total liabilities at June 30, 2019 and December 31, 2018 were $1,651,508 and $1,649,675, respectively, an increase of $1,833, or less than 1%. The significant change in the Company’s financial condition is attributable to (i) acquiring a finance lease and an operating lease by assuming the corresponding lease liabilities, offset by (ii) settlement of notes payable and related accrued interest due to a related party, and (iii) settlement of convertible notes payable by converting principle and related accrued interest into the Company's common stock. As a result of these transactions, the Company’s cash position increased from $51,797 to $78,766 during the six months ended June 30, 2019.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were not effective. The controls were determined to be ineffective due to the lack of segregation of duties. In January 2017, the Company hired a part-time financial controller to assist with technical accounting issues and the preparation of the filings. However, until the Company begins generating sufficient revenues, it is unable to remediate the weakness. Despite the existence of material weaknesses, management believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three months ended June 30, 2019, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended June 30, 2019, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors

The Company is a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2019, the Company issue 14,526,357 shares of its restricted common stock as follows:

1.	2,000 shares to a consultant for services rendered, valued at $3,184.
2.	4,196,825 shares to the Company's CEO and COO for services rendered, valued at $167,873.
3.	40,000 shares issued to employees and a director from the employee stock plan valued at $45,418.
4.	6,252,940 shares issued to the convertible notes holder who elected to convert principle and accrued interest, totaled $174,200, into the Company's common stock.
5.	760,000 shares to investors for $91,200 of working capital.
6.	200,000 shares issued to the Company's CEO to settle accrued expenses valued at $8,000.
7.	3,074,592 shares issued to the Company's CEO to settle notes payable and accrued interest in the amount of $122,984.

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

Acacia Diversified Holdings, Inc.

Date: August 9, 2019	By:	/s/ Richard K. Pertile
Richard K. Pertile
Principal Executive Officer
Principal Financial Officer Principle Accounting Officer