Form 10-Q
period 2019-09-30
Acacia Diversified Holdings, Inc.
filed 2019-11-12
CIK 1001463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 6, 2019 is  41,533,550 common shares.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT ASSETS:
Cash	$74,714	$51,797
Accounts receivable, net of allowance for doubtful accounts of $0 in 2019 and $25,000 in 2018	11,742	135,970
Inventories	27,449	43,550
Prepaid expenses and other current assets	84,408	7,815
Total Current Assets	198,313	239,132

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $389,523 and $277,343 in 2019 and 2018, respectively	381,225	453,562

OTHER ASSETS
Deposits	7,401	4,201
ROU asset - finance lease, net of accumulated amortization of $11,159 in 2019	166,479	-
ROU asset - operating lease	7,501	-
	181,381	4,201

TOTAL ASSETS	$760,919	$696,895

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$307,543	$289,805
Current portion of long-term debt	4,359	4,359
Current portion of lease liability - finance lease	8,871	-
Current portion of lease liability - operating lease	7,576	-
Convertible notes payable	184,800	199,100
Notes payable to related party	733,400	812,400
Accrued interest on notes payable to related party	101,765	65,774
Payable to related parties	65,768	66,500
Total Current Liabilities	1,414,082	1,437,938

LONG-TERM LIABILITY:
Long-term debt	11,950	15,219
Derivative liability	372,148	196,518
Lease liability - finance lease	166,678	-
Total Long-term Liability	550,776	211,737

Total Liabilities	1,964,858	1,649,675

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 150,000,000 shares authorized; 41,533,543 and 21,813,625 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	41,533	21,814
Additional paid-in capital	6,715,024	5,692,055
Accumulated deficit	(7,960,496)	(6,666,649)
Total Stockholders' Deficit	(1,203,939)	(952,780)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$760,919	$696,895

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

REVENUE	$97,927	$29,931	$402,156	$134,516

COSTS OF GOODS SOLD
Costs of goods sold	91,097	49,338	272,408	115,451
Depreciation expense	37,388	18,124	110,617	54,012
	128,485	67,462	383,025	169,463

GROSS PROFIT (LOSS)	(30,558)	(37,531)	19,131	(34,947)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Employee compensation expenses	152,167	125,024	474,992	393,802
General and administrative expenses	98,012	208,658	291,451	873,336
Depreciation and amortization expense	4,247	10,803	12,723	11,841
	254,426	344,485	779,166	1,278,979

LOSS FROM OPERATIONS	(284,984)	(382,016)	(760,035)	(1,313,926)

OTHER INCOME (EXPENSE)
Bad debt recovery	-	7,000	-	14,000
Derivative (expense)	(257,773)	(155,126)	(444,901)	(155,126)
Loss on disposition of assets	(3,658)	-	(3,658)	(12,362)
Interest expense	(31,498)	(30,294)	(83,060)	(56,307)
Other income (expense)	(3,593)	-	2,209	-
TOTAL OTHER EXPENSE	(296,522)	(178,420)	(529,410)	(209,795)

NET LOSS BEFORE INCOME TAXES	$(581,506)	$(560,436)	$(1,289,445)	$(1,523,721)
Income taxes	-	-	-	-

NET LOSS	$(581,506)	$(560,436)	$(1,289,445)	$(1,523,721)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.03)	$(0.04)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	39,385,153	19,450,674	29,867,649	17,544,648

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance December 31, 2017 (audited)	17,539,982	$17,540	$4,451,038	$(4,953,946)	$(485,368)

Common stock issued for services	1,647,000	1,647	632,261	-	633,908

Common stock issued for accrued expense	2,233,125	2,233	444,392	-	446,625

Common stock issued to related party for leasehold improvement	36,018	36	17,613	-	17,649

Employee stock plan compensation	7,500	-	37,069	-	37,069

Common stock issued for cash	200,000	200	69,800	-	70,000

Net loss	-	-	-	(1,523,721)	(1,523,721)

Balance September 30, 2018 (unaudited)	21,663,625	$21,656	$5,652,173	$(6,477,667)	$(803,838)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total

Balance December 31, 2018 (audited)	21,813,625	$21,814	$5,692,055	$(6,666,649)	$(952,780)

Common stock issued for services	7,598,825	7,598	279,315	-	286,913

Common stock issued for conversion of convertible note	8,046,501	8,047	200,103	-	208,150

Settlement of derivative liability from conversion of convertible note	-	-	269,270	-	269,270

Employee stock plan compensation	40,000	40	56,132	-	56,172

Common stock issued for cash	760,000	760	90,440	-	91,200

Settlement of payable to related party	200,000	200	7,800	-	8,000

Settlement of notes payable and accrued interest with related party	3,074,592	3,075	119,909	-	122,984

Cumulative adjustments from adoption of ASC 842	-	-	-	(4,402)	(4,402)

Net loss	-	-	-	(1,289,445)	(1,289,445)

Balance September 30, 2019 (unaudited)	41,533,543	$41,533	$6,715,024	$(7,960,496)	$(1,203,939)

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,289,445)	$(1,523,721)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Depreciation and amortization	123,340	65,853
Common stock issued for services	286,913	633,908
Common stock issued from employee stock plan	56,172	37,069
Original issue discount on convertible note payable	16,800	15,800
Amortization of debt discount	6,000	-
Derivative expense	444,901	155,126
Loss on disposition of equipment	3,658	12,362
(Increase) decrease in:
Accounts receivable	124,228	17,925
Inventories	16,101	12,016
Prepaid expenses and other current assets	(79,793)	(172)
ROU asset - operating lease	22,154	-
Increase (decrease) in:
Accounts payable and accrued expenses	26,787	235,652
Payable to related parties	7,268	6,091
Accrued interest on notes payable to related party	44,975	-
Lease liability - operating lease	(22,079)	-
Net cash used by operating activities	(212,020)	(332,091)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment to related party for leasehold improvement	-	(6,000)
Proceeds from sale of equipment	-	38,361
Acquisition of property and equipment	(43,502)	(55,683)
Net cash provided (used) by investing activities	(43,502)	(23,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	91,200	70,000
Proceeds from convertible note payable	162,000	125,000
Payment on long-term debt	(3,269)	(1,126)
Payments on lease liability - finance lease	(6,492)	-
Proceeds from issuance of notes payable to related party	35,000	184,000
Net cash provided by financing activities	278,439	377,874

Net change in cash and cash equivalents	22,917	22,461

Cash and cash equivalents, beginning of the year	51,797	28,417

Cash and cash equivalents, end of the year	$74,714	$50,878

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued to related party for leasehold improvement	$-	$17,649
Acquisition of equipment with long-term debt	$-	$21,794
Common stock issued to related party to settle accrued expenses	$8,000	$446,625
Common stock issued to related party to settle notes payable and accrued interest	$122,984	$-
Common stock issued for conversion of convertible notes payable and related interest	$208,150	$-
Settlement of derivative liability from conversion of convertible notes payable	$269,270	$-
Acquisition of ROU asset - finance lease	$182,041	$-
Acquisition of ROU asset - operating lease	$29,655	$-

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses for all periods presented and has a substantial accumulated deficit. As of September 30, 2019, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, which consist solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The consolidated financial statements and notes thereto are presented as prescribed by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2018 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on April 1, 2019. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month and nine-month periods ended September 30, 2019 and 2018, (b) the financial position at September 30, 2019 and (c) cash flows for the nine-month periods ended September 30, 2019 and 2018.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

SEPTEMBER 30, 2019

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable represents amounts due from customers for extraction services performed. Allowance for uncollectible accounts receivable is estimated based on the aging of the accounts receivable and management estimate of uncollectible amounts.  At September 30, 2019 and December 31, 2018, the Company provided for $0 and $25,000 of allowance for doubtful accounts, respectively.

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

SEPTEMBER 30, 2019

(UNAUDITED)

DEBT ISSUANCE COSTS

The Company incurred direct costs associated with the issuance of convertible promissory notes, as described in Note 9. The Company recognized these costs as interest expense.

STOCK BASED COMPENSATION

The Company accounts for stock-based compensation under Accounting Standards Codification 718 - Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date and recognized over the period during which an employee is required to provide services (requisite service period). An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense during the three and nine months ended September 30, 2019 and 2018.

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

During the nine months ended September 30, 2019, the board of directors approved issuances of the Company’s restricted common stock to consultants, employees, and directors for services rendered:

1.	3,402,000 shares to consultants for services rendered, valued at $119,040.
2.	4,196,825 shares to the Company's CEO and COO for services rendered, valued at $167,873.
3.	40,000 shares issued to employees and a director from the employee stock plan valued at $56,172.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes Payable to Related Party

The Company entered into the following promissory notes payable to its CEO during the year ended December 31, 2018 and during the nine months ended September 30, 2019:

Note Date	Note Amount	Accrued Interest through December 31, 2018	Accrued Interest for nine months ended September 30, 2019	Total Accrued Interest
Total notes payable and accrued interest due to related party at December 31, 2017	$558,400	$56,544	$33,412	$89,956

March 2018 (1)	-	-	-	-
April 2018 (2)	-	-	-	-
August 2018 (3)	70,000	2,170	4,187	6,357
November 2018 (4)	20,000	184	1,197	1,381
December 2018 (5)	50,000	142	2,992	3,134
May 2019 (6)	10,000	-	307	307
June 2019 (7)	25,000	-	630	630
	175,000	2,496	9,313	11,809

Total notes payable and accrued interest due to related party at September 30, 2019	$733,400	$59,040	$42,725	$101,765

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

(3) In August 2018, the Company entered into three separate unsecured promissory note agreements with its CEO and his spouse, in the amounts of $25,000, $25,000, and $20,000, totaled $70,000. Each of these promissory notes bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 60 days from the date of the note. The Company accrued interest on these notes in the amount of $6,357 through September 30, 2019.

(4) In November 2018, the Company entered into an unsecured promissory note agreement with its CEO and his spouse, in the amount of $20,000. The promissory note bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 30 days from the date of the note. The Company accrued interest on these notes in the amount of $1,381 through September 30, 2019.

(5) In December 2018, the Company entered into an unsecured promissory note agreement with its CEO and his spouse, in the amount of $50,000. The promissory note bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 90 days from the date of the note. The Company accrued interest on these notes in the amount of $3,134 through September 30, 2019.

(6) In May 2019, the Company entered into an unsecured promissory note agreement with its CEO and his spouse, in the amount of $10,000. The promissory note bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 90 days from the date of the note. The Company accrued interest on these notes in the amount of $307 through September 30, 2019.

(7) In June 2019, the Company entered into an unsecured promissory note agreement with its CEO and his spouse, in the amount of $25,000. The promissory note bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 90 days from the date of the note. The Company accrued interest on these notes in the amount of $630 through September 30, 2019.

As a result, the total principle amount of notes payable to related party was $733,400 at September 30, 2019 and $812,400 at December 31, 2018. The amount of accrued interest on these notes due to related party was $101,765 at September 30, 2019 and $65,774 at December 31, 2018.

Payable to Related Parties

Payable to related parties consisted of the followings at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Short term loan from related entity (1)	$59,768	$61,500
Auto allowances owed to CEO (2)	6,000	5,000
	$65,768	$66,500

(1) In 2017, the Company received a working capital advance of $74,348 from a related entity. These advances are non-interest bearing and were intended as short term capital advances. The remaining balances have been included in payable to related parties on the consolidated balance sheet as current liabilities at September 30, 2019 and December 31, 2018.

(2) On May 1, 2016, the Company entered into an employment agreement with its CEO. The term of the employment is through December 31, 2019. The agreement provides for a monthly storage and corporate housing allowance of $1,000 for a property owned by the CEO and a monthly automobile allowance of $1,000.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

In May 2018, the board of directors approved to discontinue payment of the storage and corporate housing allowance of $1,000 per month, retroactively to January 1, 2018. As a result, expenses accrued during the three months ended March 31, 2018 was reversed during the three months ended June 30, 2018. The automobile allowance remains unchanged at $1,000 per month.

In July 2018, the board of directors approved issuance of 85,000 shares of the Company's restricted common stock to the Company's CEO to settle the accrued storage and corporate housing allowance and automobile allowance in the amount of $17,000. In addition, in May 2019, the board of directors approved issuance of 200,000 shares of the Company's restricted common stock to the Company's CEO to settle the accrued automobile allowance expense in the amount of $8,000. As a result, $6,000 and $5,000 remained owed to the Company’s CEO at September 30, 2019 and December 31, 2018, respectively.

During the three and nine months ended September 30, 2019, expenses related to the automobile allowances totaled $3,000 and $9,000, respectively.

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

The board of directors also approved for the Company to enter into a lease to lease this property from the Company's CEO, effective June 1, 2018. The term of the lease is for one year with an automatic renewal term of one year. The lease requires the Company to pay all expenses related to the acquisition and operation of the property, including but not limited to the Company's CEO's personal incremental borrowing costs, repairs and maintenance, real estate taxes, licenses and permits, etc. For the three and nine months ended September 30, 2019, the Company incurred $7,900 and $27,133, respectively, in operating expenses for this property.

NOTE 5 – INVENTORIES

The Company’s inventories consisted of the followings at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Raw materials	$20,800	$23,810
Finished goods (isolates, tinctures, capsules, etc.)	6,649	12,605
Deferred farm expense	-	7,135
	$27,449	$43,550

NOTE 6 – RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

Short term lease

The Company recognizes its office lease in Florida with an initial term of 12 months or less as a short-term lease. Lease payments associated with short-term lease are expensed as incurred in operating lease expense and are not included in our calculation of right-of-use assets or lease liabilities. Operating lease expense related to short-term lease was $3,045 and $8,839 for the three and nine months ended September 30, 2019.

Operating lease

The Company entered into a lease agreement to lease its retail space in Tennessee in October 2017 with a lease term of 24 months. The lease contains a renewal option to extend the term for two additional years. The lease will expire on November 30, 2019 and the Company has notified the landlord that it will not renew the lease. Rent for the first twelve months was $2,500 per month and $2,550 for the next twelve months. In applying ASC 842, the Company uses a lease term of 24 months and an incremental borrowing rate of 5.99% which was the borrowing rate on a finance lease (discussed below).

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Right of use (ROU) asset - operating lease obtained in exchange for lease liability - operating lease
$29,355
Amortization of ROU asset - operating lease	(21,854)
ROU asset - operating lease at September 30, 2019	$7,501

Lease liability - operating lease on adoption date	$29,655
Payments on lease liability - operating lease	(22,079)
Lease liability - operating lease on September 30, 2019	$7,576

This entire lease liability matures prior to December 31, 2019.

Operating lease expense for the three months ended September 30, 2019	$7,575
Operating lease expense for the nine months ended September 30, 2019	$23,025
Weighted average remaining lease term	3 months
Weighted average discount rate	5.99%

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

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

ROU asset - finance lease - land	$37,530
ROU asset - finance lease - improvement	148,787
ROU asset - finance lease obtained in exchange for lease liability - finance lease	186,317
Cumulative effect adjustment to ROU asset - finance lease on adoption date	(8,679)
Amortization of ROU asset - finance lease	(11,159)
ROU asset - finance lease at September 30, 2019	$166,479

Lease liability - finance lease on adoption date	$186,318
Cumulative effect adjustment to ROU lease liability - finance lease on adoption date	(4,277)
Payments on lease liability - finance lease	(6,492)
Lease liability - finance lease on September 30, 2019	$175,549

Interest expense related to lease liability - finance lease was $2,581 and $7,837 for the three and nine months ended September 30, 2019, respectively.

Amounts of lease liability - finance lease matures over the next five years:
Twelve Months Ended September 30,
2020	$8,871
2021	9,402
2022	9,966
2023	10,562
2024 and thereafter	136,748
$175,549

Variable lease expense was $7,900 and $27,133, for the three and nine months ended September 30, 2019, respectively.
Weighted average remaining lease term	14 years
Weighted average discount rate	5.99%

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the followings at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Accounts payable to vendors	$104,128	$83,037
Payroll taxes payable	58,537	46,832
Accrued salaries and bonuses	140,085	153,542
Accrued interest on notes payable	4,793	6,394
	$307,543	$289,805

NOTE 8 – LONG-TERM DEBT

In June 2018, the Company entered into a financing agreement to finance the purchase of a farm tractor. The financing agreement is secured by the tractor. The total amount financed was $21,794 at 0% interest per annum. The first monthly payment of $363 began in July 2018 and continues for 60 months. The following is the total payment amounts for the next five years:

Twelve Months ending September 30,
2020	$4,359
2021	4,359
2022	4,359
2023	3,232
$16,309

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

The current and long-term portions of principle amounts due are as follow:

Amount of principle due in the next 12 months	$4,359
Long term portion of principle due	11,950
$16,309

NOTE 9 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY

On August 22, 2018, the Company issued a convertible promissory note ("Note 1") for $140,800. Note 1 was discounted at $128,000 and the Company received net proceeds of $125,000 after incurring $3,000 of debt issuance costs. The note bears an interest rate at 10% per annum, and principal and accrued interest is due on the maturity date of August 22, 2019. The conversion option price associated with the note has a 25% discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the Black Scholes valuation model to determine the fair value of the conversion option. At the issuance date, the Company recorded a derivative expense and derivative liability of $148,211. At the end of each reporting period, the Company revalued the derivative liability and recorded the change in this value as additional derivative expense. At December 31, 2018, the derivative liability was valued at $138,218. The Company recognized $0 and $58,503 as derivative expense for the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, the note holder converted principle in the amount of $140,800 and accrued interest in the amount of $6,400 into the Company's common stock. This resulted in the issuance of 4,899,785 shares of the Company's common stock being issued to the note holder. As a result of the conversion, the derivative liability was extinguished at September 30, 2019.

On October 8, 2018, the Company issued a convertible promissory note ("Note 2") for $58,300. Note 2 was discounted at $53,000 and the Company received net proceeds of $50,000 after incurring $3,000 of debt issuance costs. The note bears an interest rate at 10% per annum, and principal and accrued interest is due on the maturity date of October 8, 2019. The conversion option price associated with the note has a 25% discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the Black Scholes valuation model to determine the fair value of the conversion option. At the issuance date, the Company recorded a derivative expense and derivative liability of $57,272. At the end of each reporting period, the Company revalued the derivative liability and recorded the change in this value as additional derivative expense. At December 31, 2018, the derivative liability was valued at $58,300. The Company recognized $6,198 and $14,250 as derivative expense for the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, the note holder converted principle in the amount of $58,300 and accrued interest in the amount of $2,650 into the Company's common stock. This resulted in the issuance of 3,146,716 shares of the Company's common stock being issued to the note holder. As a result of the conversion, the derivative liability was extinguished at September 30, 2019.

On June 13, 2019, the Company issued a convertible promissory note ("Note 3") for $93,500. Note 3 was discounted at $85,000 and the Company received net proceeds of $82,000 after incurring $3,000 of debt issuance costs. The note bears an interest rate at 10% per annum, and principal and accrued interest is due on the maturity date of June 13, 2020. The conversion option price associated with the note has a 25% discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the Black Scholes valuation model to determine the fair value of the conversion option. At the issuance date, the Company recorded a derivative expense and derivative liability of $151,264. At the end of each reporting period, the Company revalued the derivative liability and recorded the change in this value as additional derivative expense. The Company recognized $56,802 and $177,375 as derivative expense for the three and nine months ended September 30, 2019. The derivative liability was valued at $177,375 at September 30, 2019.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

On July 12, 2019, the Company issued a convertible promissory note ("Note 4") for $91,300. Note 4 was discounted at $83,000 and the Company received net proceeds of $80,000 after incurring $3,000 of debt issuance costs. The note bears an interest rate at 10% per annum, and principal and accrued interest is due on the maturity date of July 12, 2020. The conversion option price associated with the note has a 25% discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the Black Scholes valuation model to determine the fair value of the conversion option. At the issuance date, the Company recorded a derivative expense and derivative liability of $117,886. At the end of each reporting period, the Company revalued the derivative liability and recorded the change in this value as additional derivative expense. The Company recognized $194,773 as derivative expense for the three and nine months ended September 30, 2019. The derivative liability was valued at $194,773 at September 30, 2019.

Liability measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2019 and December 31, 2018 is as follows:

Fair Value Measurement at September 30, 2019 (1)

	Note 3	Note 4
	Level 2	Level 2	Total
Liability:
Derivative liability	$177,375	$194,773	$372,148
Total liability	$177,375	$194,773	$372,148

Fair Value Measurement at December 31, 2018 (1)

	Note 1 - Level 2	Note 2 - Level 2	Total
Liability:
Derivative liability	$138,218	$58,300	$196,518
Total liability	$138,218	$58,300	$196,518

(1) The Company did not have any assets or liabilities measured at fair value using Level 1 or 3 of the fair value hierarchy as of September 30, 2019 and December 31, 2018.

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

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis during the nine months ended September 30, 2019 and the year ended December 31, 2018:

	Note 1	Note 2	Note 3	Note 4	Total
Balance at December 31, 2018	$138,218	$58,300	$-	$-	$196,518
Variable conversion feature in convertible notes payable	-	-	151,264	117,886	269,150
Change in fair value	58,502	14,250	26,111	76,887	175,750
Conversion of derivative liability to equity from note conversion	(196,720)	(72,550)	-	-	(269,270)
Balance at September 30, 2019	$-	$-	$177,375	$194,773	$372,148

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

During the nine months ended September 30, 2019, the note holder elected to convert the principle amount of $140,800 and accrued interest of $6,400 of Note 1 and principle amount of $58,300 and accrued interest of $2,650 of Note 2 into the Company's common stock on the following dates, at the respective conversion prices, resulting in the following number of shares issued to the note holder:

Date of Conversion of Note 1	Amounts Converted	Conversion Price	Number of Shares Issued
Principle conversion
March 5, 2019	$15,000	$0.0945	158,730
March 19, 2019	$15,000	$0.0951	157,729
March 27, 2019	$15,000	$0.0795	188,679
April 23, 2019	$12,000	$0.0254	472,441
April 29, 2019	$15,000	$0.0254	590,551
May 8, 2019	$15,000	$0.0375	400,000
May 21, 2019	$15,000	$0.0263	570,342
May 30, 2019	$12,000	$0.0169	710,059
June 6, 2019	$12,000	$0.0169	710,059
June 11, 2019	$14,800	$0.0218	678,899
	$140,800		4,637,490
Accrued interest conversion
June 18, 2019	$6,400	$0.0244	262,295
Total amount converted	$147,200		4,899,785

Date of Conversion of Note 2	Amounts Converted	Conversion Price	Number of Shares Issued
Principle conversion
June 21, 2019	$15,000	$0.0206	728,155
June 25, 2019	$12,000	$0.0192	625,000
July 5, 2019	$12,000	$0.0188	638,298
July 9, 2019	$15,000	$0.0190	789,474
July 10, 2019	$4,300	$0.0190	226,316
	$58,300		3,007,243
Accrued interest conversion
July 10, 2019	$2,650	$0.0190	139,473
Total amount converted	$60,950		3,146,716

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 10 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company's board of directors is authorized by the Article of Incorporation to issue 2,000,000 shares of preferred stock at $0.001 par value, in one or more series. In August 2019, the Company's board of directors designates and authorizes the issuance of 1,475,000 shares of Series B Convertible Preferred Stock ("series B preferred stock"). Each share of series B preferred stock will have 50 votes per share and may be converted into 50 $0.001 par value common stock. The holders of series B preferred stock are entitled to receive, when and if as declared by the board of directors, cumulative dividends payable in cash. The holders of series B preferred stock are also given preference over common stock holders in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company and subject and subordinate to the rights of secured creditors of the Company. As of the date of the filing of this Form 10-Q, no series B preferred stock has been issued.

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

During the nine months ended September 30, 2019, the Company issue 19,719,918 shares of its restricted common stock as follows:

1.	3,402,000 shares to consultants for services rendered, valued at $119,040.
2.	4,196,825 shares to the Company's CEO and COO for services rendered, valued at $167,873.
3.	40,000 shares issued to employees and a director from the restricted stock plan valued at $56,172.
4.	8,046,501 shares issued to the convertible notes holder who elected to convert principle and accrued interest, totaled $477,421, into the Company's common stock.
5.	760,000 shares to investors for $91,200 of working capital.
6.	200,000 shares issued to the Company's CEO to settle accrued expenses valued at $8,000.
7.	3,074,592 shares issued to the Company's CEO to settle notes payable and accrued interest in the amount of $122,984.

Warrants and Options

At September 30, 2019, 50,000 options were outstanding and there were no warrants outstanding. The Company did not issue any common stock purchase warrants or options during the three and nine months ended September 30, 2019 and 2018.

Restricted Stock Awards to Key Employees

In March 2017, the board of directors approved issuance of 100,000 shares of the Company’s restricted common stock to its key employees. The award is subject to a four or five-year vesting requirements, i.e. the requisite service period. The shares are issued as the vesting restriction lapses. The Company valued these shares at fair value on commitment date which is the date on which the employee accepted the award and recorded stock based compensation expense over the requisite service period. Stock based compensation expense for these awards for the three months ended September 30, 2019 and 2018 was $10,754 and $11,040, respectively. Stock based compensation expense for these awards for the nine months ended September 30, 2019 and 2018 was $56,172 and $37,069.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued, and determined that there were no other material events to disclose, other than the followings:

On October 10, 2019, the Company issued a convertible promissory note ("Note 5") for $91,300. Note 5 was discounted at $83,000 and the Company received net proceeds of $80,000 after incurring $3,000 of debt issuance costs. The note bears an interest rate at 10% per annum, and principal and accrued interest is due on the maturity date of October 10, 2020. The conversion option price associated with the note has a 25% discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company will bifurcate the conversion option, and utilize the Black Scholes valuation model to determine the fair value of the conversion option.

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

Operating results for the three months ended September 30, 2019 and 2018:

For the three months ended September 30, 2019, the Company generated revenues of $97,927 from operations, compared to $29,931 for the three months ended September 30, 2018, an increase of $67,996 or 227%. The increase in revenues was due to having more extraction contracts in the current period.

For the three months ended September 30, 2019, costs of goods sold was $128,485, compared to $67,462 for the three months ended September 30, 2018, an increase of $61,023, or 90%. Costs of goods sold was higher during the three months ended September 30, 2019 primarily due to incurring more technician hours and paying bonuses to serve the increased number of extraction contracts.

As a result of the changes in revenues and costs of goods sold discussed above, the Company’s gross loss decreased from a loss of $37,531, or (125%) of revenue for the three months ended September 30, 2018 to a loss of $30,558, or (31%) of revenue for the three months ended September 30, 2019. The decrease in gross loss is primarily due to gross profit earned on our extraction contracts, due to increase in volume, offset by losses incurred in our retail and farm operations.

For the three months ended September 30, 2019, selling, general and administrative expenses were $254,426, compared to $344,485 during the three months ended September 30, 2018, a decrease of $90,059, or 26%. The decrease in these expenses is primarily attributable to an increase in salaries and wages, increase in professional fees incurred in our compliance effort and towards investor relations. In addition, our subsidiary incurred $128,000 of expenses in the three months ending September 30, 2018 as a result of being acquired by the Company. Medahub did not incur any expense in the three months ending September 30, 2019.

During the three months ended September 30, 2019, the Company incurred interest expense of $31,498, compared to $30,294 for the three months ended September 30, 2018, an increase of $1,204, or 4%. Interest expense remained consistent because the Company had comparable amounts of convertible notes and notes payable to related party outstanding during both periods. During the three months ended September 30, 2019 and 2018, interest expense was primarily related to the notes payable to related party and on convertible notes payable.

During the three months ended September 30, 2019, the Company recognized $257,773 of derivative expense, compared to $155,126 derivative expense for the three months ended September 30, 2018, an increase of $102,647, or 66%. There were three convertible notes payable with variable conversion feature that gave rise to derivative liability during the three months ended September 30, 2019 compared to only one convertible note payable with variable conversion feature outstanding during the three months ended September 30, 2018.

As a result of the changes in revenues, costs and expenses, the Company incurred a net loss of $581,506 for the three months ended September 30, 2019, compared to a net loss of $560,436 for the three months ended September 30, 2018, an increase of $21,070, or 4%.

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

Operating results for the nine months ended September 30, 2019 and 2018:

For the nine months ended September 30, 2019, the Company generated revenues of $402,156 from operations, compared to $134,516 for the nine months ended September 30, 2018, an increase of $267,640, or 199%.  The increase in revenues was due to having more extraction contracts.

For the nine months ended September 30, 2019, costs of goods sold was $383,025, compared to $169,463 for the nine months ended September 30, 2018, an increase of $213,562, or 126%. Costs of goods sold was higher during the nine months ended September 30, 2019 primarily due to incurring more technician hours and paying bonuses to serve the increased number of extraction contracts.

As a result of the changes in revenues and costs of goods sold discussed above, the Company’s gross profit increased from a loss of $34,947, or (26%) of revenues, for the nine months ended September 30, 2018 to a gross profit of $19,131, or 5% of revenues, for the nine months ended September 30, 2019. The increase in gross profit is primarily due to higher volume of our extraction contracts, despite lower margin, to offset the loss incurred in our retail and farm operations.

For the nine months ended September 30, 2019, selling, general and administrative expenses were $779,166, compared to $1,278,979 during the nine months ended September 30, 2018, a decrease of $499,813, or 39%. The decrease in these expenses is primarily attributable to a decrease in stock based compensation to consultants in the current period, no expenses incurred by our subsidiary Medahub in the current period, offset by increase in compensation expense related to our farm operations, increase in farm operation expenses and administrative salaries.

During the nine months ended September 30, 2019, the Company incurred interest expense of $83,060, compared to $56,307 for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, the Company accrued interest on its notes payable to related party as well as interest incurred on its four outstanding convertible notes payable. During the nine months ended September 30, 2018, the Company incurred interest expense on its notes payable to related party as well as interest incurred on one outstanding convertible note payable.

As a result of the changes in revenues, costs and expenses, the Company incurred a net loss of $1,289,445 for the nine months ended September 30, 2019, compared to a net loss of $1,523,721 for the nine months ended September 30, 2018.

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

Liquidity and Capital Resources

The Company’s cash position at September 30, 2019 increased by $22,917 to $74,714, as compared to a balance of $51,797, as of December 31, 2018. The net increase in cash for the nine months ended September 30, 2019 was attributable to cash provided by financing activities through issuance of common stock, convertible notes payable and notes payable to a related party. The cash raised was used as working capital and to invest in purchase of property and equipment.

As of September 30, 2019, the Company had negative working capital of $1,215,769 compared to negative working capital of $1,198,806, at December 31, 2018, a decrease of $16,962, attributable primarily to a decrease in accounts receivable, a decrease in its outstanding amounts of notes payable and accrued interest due to related party and outstanding amount of convertible notes payable, offset by the recognition of lease liabilities related to its right-of-use finance and operating leases.

Net cash used in operating activities of $212,020 during the nine months ended September 30, 2019, was lower compared to the prior period of $332,091, primarily due to decrease in operating expenses during the current period.

Net cash used by investing activities was $43,502 for the nine months ended September 30, 2019, compared to $23,322 of cash used by investing activities for the nine months ended September 30, 2018. This is primarily attributable to acquiring certain equipment and construction of greenhouses at the Company's farm in Tennessee, whereas prior period's investing activities was offset by proceeds from sale of equipment.

Net cash provided by financing activities of $278,439 during the nine months ended September 30, 2019 increased by $99,435 compared to $377,874 during the nine months ended September 30, 2018. In the current period, the Company was able to better generate cash flows from collecting on its accounts receivable than in the past, therefore, it did not heavily rely on generating cash flows from financing through issuance of common stock to investors, issuance of convertible notes payable and issuance of notes payable to a related party as it did in the prior period.

During the nine months ended September 30, 2019, the Company issued shares of its common stock to settle $208,150 of principle and accrued interest of its convertible notes payable and the related derivative liability of $269,271. It also issued common stock to settle accrued expenses owed to a related party in the amount of $8,000 and to settle notes payable and accrued interest due to a related party in the amount of $122,984. It also acquired a finance lease by assuming a lease liability in the amount of $182,041. In addition, it acquired an operating lease by assuming a lease liability in the amount of $29,655. During the nine months ended September 30, 2018, the Company issued shares valued at $17,649 to settle a related party liability and acquired equipment by assuming long-term debt of $21,794. It also issued common stock to settle accrued expenses owed to a related party in the amount of $446,625.

As reported in the accompanying consolidated financial statements, for the nine months ended September 30, 2019 and 2018, the Company incurred net losses of $1,289,445 and $1,523,721, respectively. The Company did not produce sufficient revenues in the periods presented to cover its operating expenses and has sustained operating losses since inception. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital, successfully generate cash flows from its operations in Tennessee and achieve a level of profitability. Until recently where the Company obtained working capital from convertible notes financing and equity purchase agreement with an outside investor, the Company has financed its activities principally from working capital advances from related parties and issuing notes payable to its CEO. It intends to finance its future operating activities and its working capital needs largely from proceeds from the sale of equity securities, if any, combined with additional funding from its CEO. The sale of equity and convertible notes financing agreements may result in dilution to stockholders and those securities may have rights senior to those of common shares. If the Company raises additional funds through the issuance of convertible notes or other debt financing, these activities or other debt could contain covenants that would restrict the Company’s operations. Any other third-party funding arrangements could require the Company to relinquish valuable rights. The Company will require additional capital beyond its currently anticipated needs. Additional capital, if available, may not be available on reasonable terms or at all.

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

Financial Condition

The Company’s total assets at September 30, 2019 and December 31, 2018 were $760,919 and $696,895, respectively, an increase of $64,024, or 9%. Total liabilities at September 30, 2019 and December 31, 2018 were $1,964,857 and $1,649,675, respectively, an increase of $315,182, or 19%. The significant change in the Company’s financial condition is attributable to (i) acquiring a finance lease and an operating lease by assuming the corresponding lease liabilities, offset by (ii) better collection on its accounts receivable. In addition, although the related party note holder and the convertible note holder both converted their notes into the Company's common stock, the Company also issued an additional convertible note that gave rise to additional derivative liability during the nine months ended September 30, 2019. As a result of these transactions, the Company’s cash position increased from $51,797 to $74,714 during the nine months ended September 30, 2019.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were not effective. The controls were determined to be ineffective due to the lack of segregation of duties. In January 2017, the Company hired a part-time financial controller to assist with technical accounting issues and the preparation of the filings. However, until the Company begins generating sufficient revenues, it is unable to remediate the weakness. Despite the existence of material weaknesses, management believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three months ended September 30, 2019, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended September 30, 2019, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors

The Company is a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2019, the Company issue 19,719,918 shares of its restricted common stock as follows:

1.	3,402,000 shares to consultants for services rendered, valued at $119,040.
2.	4,196,825 shares to the Company's CEO and COO for services rendered, valued at $167,873.
3.	40,000 shares issued to employees and a director from the restricted stock plan valued at $56,172.
4.	8,046,501 shares issued to the convertible notes holder who elected to convert principle and accrued interest, totaled $477,421, into the Company's common stock.
5.	760,000 shares to investors for $91,200 of working capital.
6.	200,000 shares issued to the Company's CEO to settle accrued expenses valued at $8,000.
7.	3,074,592 shares issued to the Company's CEO to settle notes payable and accrued interest in the amount of $122,984.

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

Acacia Diversified Holdings, Inc.

Date: November 12, 2019	By:	/s/ Richard K. Pertile
Richard K. Pertile
Principal Executive Officer
Principal Financial Officer Principle Accounting Officer