Form 10-K
period 2019-12-31
Acacia Diversified Holdings, Inc.
filed 2020-06-26
CIK 1001463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No☒

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 30, 2019 was $1,090,199.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 52,481,507 Common shares as of June 7, 2020.

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

On March 26, 2020, the Company announced in a current report on Form 8-k that its operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world and thus the Company’s business operations have been disrupted and it was unable to timely review and prepare the Company’s financial statements for the 2019 fiscal year. As such, the Company would be making use of the 45-day grace period provided by the SEC’s Order and available filing extension to delay filing of its Annual Report.

On March 31, 2020, Richard K. Pertile resigned his position as Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer for the Company. On the same date, the Company filed a current report on Form 8-k to announce that it issued in escrow 1,475,000 shares of the Company’s Series B Convertible Preferred Stock (the “Preferred Stock”) to ORCIM Financial Holdings, LLC (“OFH”). Each share of the Preferred Stock has fifty (50) votes per share and may be converted into fifty (50) $0.001 par value common shares. As of March 31, 2020, the Company had 43,290,331 shares of its common stock issued and outstanding. There were no other shares of any capital stock outstanding except for the common stock and Preferred Stock. As the result of the issuance of the Preferred Stock and, upon satisfaction of the terms of the Acquisition Agreement, OFH would have voting control over the Company with 73,750,000 votes on all matters submitted to stockholders for a vote. On May 20, 2020, the conditions of the Acquisition Agreement were satisfied with the resignation of the former board of directors of the Company and the change of control became effective.

OFH is a limited liability company domiciled in Maryland. OFH is controlled by Mr. Jeffery D. Bearden, who owns 100% of the membership interests of OFH. The Preferred Stock was acquired by OFH in exchange for its agreement to assume the debt of the Company in the approximate amount of $450,000. The funds to satisfy the outstanding debt of the Company were acquired by OFH through a loan from a hedge fund entity known as Geneva Capital.

On March 31, 2020, Mr. Larnell C. Simpson, Jr., age 47, was appointed as a director for Acacia Diversified Holdings, Inc. (the “Company”). Mr. Simpson also was appointed to the position of Vice President.

On May 20, 2020, directors Danny Gibbs, Neil B. Gholson and Dr. Richard Paula each resigned their respective positions as a director for Acacia Diversified Holdings, Inc.

MariJ Pharmaceuticals, Inc.

MariJ Pharma had a proprietary mobile CO2, supercritical hemp oil extraction unit which was USDA certified Organic on September 28th, 2016, by OneCert, under the US National Organic Program; 7 CFR PART 205. MariJ Pharma extracted and processed very high quality, high-cannabinoid profile content medical grade hemp oils from medicinal hemp plants.  MariJ specialized in organic strains of the plant where available, setting itself apart from the general producers of non-organic products.

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

Canna-Cures launched its first research and development center in Colorado. In conjunction with that opening, Canna-Cures officially launched the Dahlia’s Botanicals Endocannabinoid Nutraceuticals product line.  A portion of the proceeds from our Dahlia’s Botanicals line were awarded to the Canna Moms 501(c)(3) organization in support of its continuing public education and awareness campaign.

Eufloria Medical of Tennessee, Inc.

In July 2018, the Company announced that its wholly-owned subsidiary, Eufloria Medical of Tennessee, Inc. (“EMT”), an entity focused on the growing and distribution of new and proprietary medicinal hemp products for patients. EMT intended to utilize MariJ Pharma's USDA certified organic mobile processing and handling solutions for its customers, and technology solutions for the expanding physician market, leased a 14-acre farm with 32,000 square feet of indoor growing area in southern Tennessee.  EMT also acquired an option to purchase the farm upon favorable terms.  During 2018, EMT completed excavation and other cleanup activities and developed the farm into its first grow facility, allowing for improved efficiencies through growing, processing and manufacturing the Company’s own product line and building sales through dedicated distributors.  The Company grew its own plant material, processed that plant material through another wholly owned subsidiary, MariJ Pharmaceuticals, Inc. (“MariJ”) and manufactured consumer products with the “EUFLORIA” branding for the dedicated distribution channels.

EMT also commenced its retail and wholesale distribution of medicinal hemp products and dietary supplements in Tennessee. In addition to its current extraction operations, the Company was invited to be part of the hemp pilot program in Tennessee. This program provided the Company the license to grow, manufacture, and dispense USDA organic hemp oil in Tennessee and represented the first step in moving its operations to the east coast of the United States. The Company planned on participating in this pilot program through this new, wholly-owned subsidiary.

Medahub, Inc.

In July 2018, the Company announced the completion of its acquisition of Medahub Operations Group, Inc. and Medahub, Inc., technology companies (“Medahub”), complete with a current compounding pharmacy license in Florida. The Medahub acquisition allowed the Company to be fully HIPAA compliant and cloud based on an HL7 platform. The Company could offer licensing agreements for other hemp companies wanting to be HIPAA compliant from left to right or seed to sale and Doctor to Patient. The Company continued to develop the capabilities of this technology ahead of marketing this platform to users.

Distribution methods of the products and services

MariJ Pharma extracted and processed a very high quality, high-cannabinoid profile content medical grade hemp oils from medicinal hemp plants in its propriety mobile CO2, supercritical hemp oil extraction unit which was USDA certified Organic on September 28th, 2016, by OneCert, under the US National Organic Program; 7 CFR PART205. The finished product was then delivered to its customers.

EMT planned to sell medicinal hemp products and dietary supplements primarily through its retail dispensaries in Tennessee and through a dedicated distribution model.

Status of any publicly announced new products or services

During 2018, the Company acquired Medahub to develop its proprietary GeoTracking Technology that was fully compliant with the Health Insurance Portability and Accountability standard (“HIPAA”) utilizing its “plant to patient” solution. This GeoTracking Technology was designed to provide a full-channel patient care tracking system that was fully compliant under today’s strict HIPAA regulations that required privacy and security of the patient’s information. Beginning with RFID labeling and tracking of every single seed employed in the grow program and continuing through the sale of medicinal products in a sophisticated retail Point of Sale delivery system.

The Company also planned to enter into research and development projects with institutions of higher learning in efforts to:  (i) develop new and better strains of medical hemp related products for dispensing as medications, nutraceuticals, cosmeceuticals, and potential dietary supplements; and (ii) provide private label packaging services; and (iii) sell additional medical hemp oils, oil-infused products, and other merchandise through its web-based portal or retail dispensaries planned for that purpose; and (iv) sell cosmeceutical and nutraceutical products and dietary supplements containing its high-quality hemp oil extracts.

The Company did not have sufficient working capital to pursue its business plan in its entirety as described herein. Its ability to implement its business plan would depend on its ability to obtain sufficient working capital and to fund its operations. No assurance can be given that it would be able to obtain additional capital, or, if available, that such capital would be available at terms acceptable to the Company, or that it would be able to generate profit from operations, or if profits were generated, that they would be sufficient to carry out its business plans, or that the plans would not be modified.

In late March 2020, the Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world.

Competitive business conditions and the Company’s competitive position in the industry and methods of competition

Any industry served by the Company is likely to be highly competitive across the entire United States and the rest of the world. In particular, the hemp industry, being the impetus of all the Company’s attention at this juncture, is very highly competitive and has drawn thousands of competing entities.  While the Company believed its technology, programs, and plans place it in a posture to compete at the highest levels, the sheer numbers of competitors must be recognized. The Company devoted the majority of its efforts on production and sales of its products and services within the continental United States but may institute operations in diverse countries.  Even so, the Company must be considered as currently competing with other companies in diverse countries that can potentially produce and sell competitive products at lower prices.  While the Company believed that there are other hurdles for those foreign entities to overcome, including the high cost of international shipping to U.S. buyers, we believed that they nonetheless could compete with us in our markets.  We would potentially compete with a variety of companies, both domestic and international, and as such would be subject to various levels of competition.

There is no assurance the Company will be able to adhere to its plans or to engage in any acquisitions or mergers.  The Company will consider potential opportunities to buy, sell or distribute its products in other countries.

Sources and availability of raw materials and the names of principal suppliers

One of the ingredients used in the extraction process is carbon dioxide. MariJ Pharma depended on a supplier to supply high quality carbon dioxide. This supplier produced the highest quality carbon dioxide for the medicinal hemp industry. If MariJ Pharma was not able to obtain carbon dioxide from this supplier, it would need to look to other suppliers to supply this critical ingredient. However, the quality of the ingredient would suffer and the Company may not be able to obtain it at reasonable cost.

Dependence on one or a few major customers

During the year ended December 31, 2019, the Company’s revenues were concentrated on two customers, Beyond Organic Nutritional and LMK Hemp, who accounted for approximately 70% and 22%, of the total consolidated revenues, respectively.

During the year ended December 31, 2018, the Company’s revenues were concentrated on two customers, WNC Hemp and CFH, Inc., who accounted for approximately 59% and 21%, of the total consolidated revenues, respectively.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

The Company had patents pending, trademarks pending, and no franchises, concessions, royalty agreements or labor contracts. The Company intended to acquire, through its MariJ Pharma subsidiary, portions or complete ownership of licenses and grow operations in one or more states and was seeking to cultivate, organically extract and process its medicinal hemp crops year around in indoor facilities.  The acquisition of these licenses was anticipated to provide the Company with the opportunity to compound medicinal products using mixtures of high cannabinoid profile oils that have very little hallucinogenic properties but have significantly improved medicinal properties.

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

The Company, through its new subsidiaries, operated in the medical hemp sector.  In order to help our shareholders better understand the products we intended to employ in our business plans, we provided certain explanations and definitions below.

The Company extracted and processed a derivative of the hemp plant known as CBD oil. CBD is one of dozens of compounds found in hemp plants that belong to a class called cannabinoids. Of these compounds, CBD, CBG, CBN, CBC and THC are usually present in the highest concentrations and have the most common practical applications in the medical field.  The Company’s subsidiaries gave most attention to high-CBD/low-THC products.  Marijuana, unlike most modern-day medicine, contains a wide range of chemical compounds. Scientists have identified to date, over 114 unique molecules in hemp known as cannabinoids, which include THC and CBD. Many other non-cannabinoid compounds are produced by the plant, but these are the compounds that are most addressed as having a use by the medical community.

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

CBD and THC levels tend to vary between different strains and varieties of hemp.  By using selective breeding techniques, certain growers have managed to create varieties with high levels of CBD, CBG and THCA, being the varieties employed for oil production by the Company’s MariJ Pharmaceuticals subsidiary.  That subsidiary also specialized in extracting oil from certified organic plants, rather than the standard non-organic varieties.

Unlike THC; CBD, CBG, CBC, and CBN do not cause a high or hallucinogenic effect. The reason why CBD is non-psychoactive is due to its lack of affinity for CB1 receptors, such as are found in high concentrations in the brain, and which become the channels through which THC is able to port its psychoactive effects.

Like most other companies in this industry, we are subject to various business regulations, permits and licenses. The Company, through its new subsidiaries, entered a new business realm that may entail considerably more regulation than its previous endeavors. The Company believed that it has complied with appropriate state requirements for operations and believed it has obtained all permits necessary to function under the current state regulations where we have business operations.

Despite the passage of the Farm Bill, inherent risks continue to exist in this industry as a result of the determination by many nationally-chartered banks. As such, some businesses maintain large sums of cash on hand, and meeting payrolls and accounts payable obligations with cash rather than checks.  As a result, those businesses are placed at high risk of internal and external theft and crimes relating to the lack of controls and security afforded by transactional banking.  The Company utilized various financial institutions for its deposit needs, but this still created risks when the proceeds at diverse production locations, often themselves in cash due to the same issues, cannot be deposited in nearby accessible depositories.  The Company had an armored vehicle for use in the transport of cash and hemp products but believes those risks would not be minimized until national depository institutions allow hemp-related businesses to utilize their facilities.

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

Additional risk factor

War, terrorism, other acts of violence or natural or man-made disasters, including a global pandemic, may affect the markets in which the Company operates, the Company’s customers, the Company’s delivery of products and customer service, and could have a material adverse impact on our business, results of operations, or financial conditions.

The Company’s business may be adversely affected by instability, disruption or destruction in a geographic region in which it operates, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or man-made disasters, including famine, food, fire, earthquake, storm or pandemic events and spread of disease (including the recent outbreak of the coronavirus commonly referred to as “COVID-19”). Such events may cause customers to suspend their decisions on using the Company’s products and services, make it impossible to attend or sponsor trade shows or other conferences in which our products and services are presented to customers and potential customers, cause restrictions, postponements and cancellations of events that attract large crowds and public gatherings such as trade shows at which we have historically presented our products, and give rise to sudden significant changes in regional and global economic conditions and cycles that could interfere with purchases of goods or services, commitments to develop new products. These events also pose significant risks to the Company’s personnel and to physical facilities, transportation and operations, which could materially adversely affect the Company’s financial results.

Number of total employees and number of full-time employees

As of December 31, 2019, the Company had a total of seven employees, five of which are full time.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Description of Properties

At December 31, 2019, the Company does not currently own any real properties.

The Company rented its administrative office in Clearwater, Florida on a month to month basis, had a two-year lease on its retail space in Nashville, Tennessee and leased property for its growing facility in Pulaski, Tennessee.

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

The following are high and low closing prices quoted on the OTCQB during the periods indicated.

	Closing Prices
	High	Low
Quarters ending in 2018
March 31	$0.80	$0.45
June 30	$0.72	$0.18
September 30	$0.25	$0.16
December 31	$0.24	$0.15
Quarters ending in 2019
March 31	$0.24	$0.11
June 30	$0.13	$0.03
September 30	$0.08	$0.03
December 31	$0.14	$0.07

As of December 31, 2019, the Company had 225 registered stockholders of record. The Company believes that it may also have as many as 200 or more additional beneficial shareholders.  The number of both shareholders of record and beneficial shareholders may change on a daily basis and without the Company’s immediate knowledge.

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

At its meeting of directors on February 1, 2007, the Company’s board of directors approved the Acacia Automotive, Inc. 2007 Stock Incentive Plan1 (the “Plan”), which was approved by our stockholders on November 2, 2007, reserving 1,000,000 shares to be issued there under in the form of common stock or common stock purchase options.  On July 26, 2012, our shareholders voted to update and extend the Acacia Automotive, Inc. 2007 Stock Incentive Plan, renaming it the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan. Warrants, which may be included as equity compensation of used in other manners, are not a component of the Plan. On June 29, 2015 shareholders holding a majority of the shares of the Company voted to discontinue the Company’s stock incentive plans, but shares or options may still be authorized and issued by the Company’s Board of Directors. In resolutions since the implementation of the Plan, the directors granted restricted stock, warrants, and options for compensation summarized as follows as of December 31, 2019:

SUMMARY OF THE PLAN

Plan Description at December 31, 2019 and 2018	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Initial Number of Securities Available for Issue Under the Plan			1,000,000

Total Equity Plan Options outstanding at December 31, 2017 (3)	65,000	$0.35	*-
Total options approved and issued in 2018	-	-	-
Options expired in 2018	15,000	0.50	-
Total Equity Plan Options outstanding at December 31, 2018 (4)	50,000	$0.30	*-
Options expired in 2019	30,000	0.10	-
Total Equity Plan Options outstanding at December 31, 2019 (5)	20,000	$0.60	*-

* The plan was terminated on June 29, 2015.

(3)	Of the 65,000 options still active as of December 31, 2017: (i) 15,000 expire at 12-31-2018; (ii) 30,000 expire at 11-6-2019; and, (iii) 20,000 expire at 12-23-2020.
(4)	Of the 50,000 options still active as of December 31, 2018: (i) 30,000 expire at 11-6-2019; and, (ii) 20,000 expire at 12-23-2020.
(5)	These options expire at 12-23-2020.

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

On March 26, 2020, the Company announced in a current report on Form 8-k that its operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world and it was unable to timely review and prepare the Company’s financial statements for the 2019 fiscal year. As such, the Company would be making use of the 45-day grace period provided by the SEC’s Order and available filing extension to delay filing of its Annual Report.

On March 31, 2020, Richard K. Pertile resigned his position as Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer for the Company. On the same date, the Company filed a current report on Form 8-k to announce that it issued in escrow 1,475,000 shares of the Company’s Series B Convertible Preferred Stock (the “Preferred Stock”) to ORCIM Financial Holdings, LLC (“OFH”). Each share of the Preferred Stock has fifty (50) votes per share and may be converted into fifty (50) $0.001 par value common shares. As of March 31, 2020, the Company had 43,290,331 shares of its common stock issued and outstanding. There were no other shares of any capital stock outstanding except for the common stock and Preferred Stock. As the result of the issuance of the Preferred Stock and, upon satisfaction of the terms of the Acquisition Agreement, OFH would have voting control over the Company with 73,750,000 votes on all matters submitted to stockholders for a vote. On May 20, 2020, the conditions of the Acquisition Agreement were satisfied with the resignation of the former board of directors of the Company and the change of control became effective.

OFH is a limited liability company domiciled in Maryland. OFH is controlled by Mr. Jeffery D. Bearden, who owns 100% of the membership interests of OFH. The Preferred Stock was acquired by OFH in exchange for its agreement to assume the debt of the Company in the approximate amount of $450,000. The funds to satisfy the outstanding debt of the Company were acquired by OFH through a loan from a hedge fund entity known as Geneva Capital.

On March 31, 2020, Mr. Larnell C. Simpson, Jr., age 47, was appointed as a director for Acacia Diversified Holdings, Inc. (the “Company”). Mr. Simpson also was appointed to the position of Vice President.

On May 20, 2020, directors Danny Gibbs, Neil B. Gholson and Dr. Richard Paula each resigned their respective positions as a director for the Company.

MariJ Pharmaceuticals, Inc.

MariJPharma engaged in the extraction and processing of very high quality, high-CBD/low-THC content medical grade hemp oils from medical hemp plants.  MariJPharma specialized in utilizing organic strains of the hemp plant, setting itself apart from the general producers of non-organic products.  In addition, MariJPharma had the technical expertise and capability to process and formulate the oils and to employ them in its compounding operations.  MariJPharma sought to become engaged as owner or co-owner of a grow facility such as to produce its own plants for processing. The Company intended to acquire, through its MariJ Pharma subsidiary, portions or complete ownership of licenses and grow operations in one or more states and sought to cultivate, organically extract and process its medicinal hemp crops year around in indoor facilities.  The acquisition of these licenses was anticipated to provide the Company with the opportunity to compound medicinal products using mixtures of high cannabinoid profile oils that have very little hallucinogenic properties but have significantly improved medicinal properties. This GeoTracking Technology was designed to provide a full-channel patient care tracking system that is fully compliant under today’s strict HIPAA regulations that require privacy and security of the patient’s information. Beginning with RFID labeling and tracking of every single seed employed in the grow program and continuing through the sale of medicinal products in a sophisticated retail Point of Sale delivery system.

MariJ Pharma’s revenues were anticipated to be generated primarily from several activities, including but not limited to the following:

a.

Hemp oil extraction and processing. MariJ Pharma had a unique mobile hemp oil processing and extraction unit designed into a heavy-duty trucks.  That unit performed extractions and processing of medical hemp oils at various sites and was developing additional contracts for services.

b.	Wholesale of raw and processed medical hemp oils.
c.

Compounding and manufacturing.  MariJ Pharma constructed a mobile laboratory and testing unit, also on a heavy-duty truck chassis, intended to address the growing demand for these services in the medical hemp industry.

d.	Licensing and support of the Company’s GeoTracking Technology systems
e.	Processing and compounding services for medical grade hemp oils

On September 28, 2016, MariJ Pharmaceuticals, Inc. received an Organic Certification under the U.S. National Organic Program (7 CFR Part 205) for its proprietary CO2 mobile hemp oil extraction process and handling from OneCert, Inc., the issuing authority for that certification. As such, MariJ was authorized to process directly for certified organic farms and was able to produce certified organic hemp oils.

The Company sought additional investments and financing to pay the costs of building its second mobile oil extraction and processing unit, to finance final construction of its mobile compounding and manufacturing unit for the same industry, and to complete the roll-out of its GeoTracking Technology system. Unfortunately, the Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world and was not able to secure the necessary funds to carry out its business plan.

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

Eufloria Medical of Tennessee, Inc.

In addition to its extraction operations, the Company was invited to be part of the hemp pilot program in Tennessee. This program provided the Company the license to grow, manufacture, and dispense hemp oil in Tennessee and represented the first step in moving its operations to the east coast of the United States. The Company planned on participating in this pilot program through this new, wholly-owned subsidiary.

The Company also acquired land in Tennessee and completed excavation and other cleanup to develop the farm into its first grow facility, allowing for improved efficiencies through growing, processing and manufacturing the Company’s own product line and building sales through dedicated distributors.  The Company grew its own plant material, processed that plant material through another wholly owned subsidiary, MariJ Pharma and manufactured consumer products with the “EUFLORIA” branding for the dedicated distribution channels.

EMT sought to align itself with institutions of higher learning in working to develop new products and to identify and develop additional uses for its medical hemp products. It was anticipated that EMT could generate revenues from the following activities:

1)

EMT sought to enter into product development projects with institutions of higher learning in efforts to develop new and better strains of medical hemp related products for dispensing as medications, nutraceuticals, cosmeceuticals, and probably dietary supplements.  EMT anticipated participating in state and federal grants in conjunction with one or more universities as a means to defray part of its costs in these efforts.

2)

Private label packaging services - the Company obtained a majority of the equipment required to engage in the business of packaging and labeling of medical hemp oils, oil-infused products, and related items.

3)

Retail sales of medical hemp oils, oil-infused products, and other merchandise through its web-based portal or retail dispensaries planned for that purpose.  These activities depended in large part upon meeting FDA regulations and criteria relating to the sale and distribution of hemp-infused products, and the Company was in the process of determining the status of those criteria.

4)

Retail, and wholesale distributor, sales of cosmeceutical and nutraceutical products and dietary supplements containing its high-quality hemp oil extracts, subject to compliance with FDA and other regulations.

5)	Growing high quality hemp plants and extracting oil for sale or for manufacturing of oil-infused products.

The Company required additional capital to execute these plans and there can be no assurance that the Company will be successful in its plans to generate that capital. Unfortunately, the Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world and was not able to secure the necessary funds to carry out its business plan.

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

During the year ended December 31, 2019, we generated $519,221 of revenue compared to $415,051, an increase of $104,170 or 25%. The increase is primarily as a result of having more contracts for extraction services in 2019. Costs of goods sold increased by $217,589, or 79%, from $276,310 to $493,899, primarily due to increase in extraction costs, including compensation to extraction technicians and depreciation on extraction equipment. As a result, gross profit decreased by $113,419 or 82% from $138,741 to $25,322.

During the year ended December 31, 2019, our selling, general and administrative expenses decreased by $536,812 or 34% from $1,558,545 to $1,021,733. The Company was not successful in raising the necessary capital to continue its operations in Tennessee. Therefore, it closed of its retail and grow operations in Tennessee. This resulted a decrease in general and administrative expenses in 2019.

As a result of the above, operating losses decreased by $423,393 or 30% from $1,419,804 to $996,411 during the year ended December 31, 2019.

The Company’s other expenses were $592,517 and $292,899 during the years ended December 31, 2019 and 2018, respectively. This is a result of non-cash derivative expense from issuances of convertible notes payable, the related amortization of debt issuance costs and interest accrued on various debt obligations. Increase in other expenses was $299,618, or 102% during the year ended December 31, 2019. The increase is as a result of issuances of additional convertible notes payable and their related non-cash derivative expenses.

As a result of the above, our consolidated net loss for the year ended December 31, 2019 amounted to $1,588,928 compared to a consolidated net loss of $1,712,703 for the year ended December 31, 2018, a decrease of $123,775 or 7%.

Total Assets.  Total assets at December 31, 2019 and 2018 were $654,237 and $ 696,895, respectively.  Total assets consist of current assets of $136,318 and $239,132, respectively, net property and equipment of $350,509 and $453,562, respectively, and other assets of $167,410 and $4,201, respectively. Total assets decreased by $42,658, or 6% primarily due to a decrease in accounts receivable of $83,509 or 61% due to collection efforts put forth during the year ended December 31, 2019, depreciation on property and equipment, offset by the acquisition of an right-of-use finance lease.

Total Liabilities.  Total liabilities at December 31, 2019 and 2018 were $2,167,975 and $1,649,675, respectively. Total liabilities increased by $518,300, or 31%. The increase is primarily attributable to an increase in accounts payable and accrued expenses of $106,460 as the Company experienced cash flows challenges. Accrued expenses included accrued salary and bonus to the Company’s former CEO and COO. In addition, the increase is also attributable to a net increase of convertible notes payable of $65,000 and increase in the related derivative liability of $184,812 as a result of their conversion feature, lease liability of a right-of-use finance lease of $164,255, offset by a decrease in other related party obligations.

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. For the year ended December 31, 2019, we had a net loss of $1,588,928. The Company has not generated profit to date. The Company expects to continue to incur operating losses. The Company expects to incur professional fees to maintain its reporting company status. Until such time that the Company is able to generate revenue and become profitable or find new sources of capital, the Company will find it difficult to continue to meet its obligations as they come due.  There can be no assurance that the Company will be successful in its efforts to raise capital, or if it were successful in raising capital, that it would be successful in meeting its business plans.  Management’s plans include attempting to raise funds from the public through an equity offering of the Company’s common stock and identifying and developing new opportunities. However, the recent COVID-19 pandemic has presented unprecedented challenges to businesses and the investing landscape around the world. Therefore, there can be no assurance that Management’s plans will be successful.

As previously mentioned, since inception, we financed our operations largely from the sale of common stock, notes payable and advances from our majority stockholder and entering into financing agreements with unrelated parties. During the year ended December 31, 2019, we obtained working capital from issuing notes payable to a related party in the amount of $54,000, entering into convertible notes with an unrelated party and received proceeds of $242,000 and obtained $91,200 of proceeds from sale of our common stock. During the year ended December 31, 2018, we obtained working capital largely from issuing notes payable to a related party in the amount of $254,000 and issuing convertible notes with an unrelated party and received proceeds of $175,000 and obtained $70,000 of proceeds from sale of our common stock.

We incurred significant net losses and negative cash flows from operations since its inception. As of December 31, 2019, we had an accumulated deficit of $8,259,979.

During the year ended December 31, 2019, we used cash from operations of $340,168 compared to $465,638 in 2018, a decrease of $125,470. This is largely attributable to a lower account receivable balance at the end of 2019 and higher accounts payable and accrued expense balances at the end of 2019. To generate a positive cash flow, we would have to increase our revenues and decrease expenses.

During the year ended December 31, 2019, we invested $55,928 in the purchase of property and equipment, compared to $47,109 in 2018 as we continued to make improvements to the property in Tennessee.

During the year ended December 31, 2019, we generated $374,064 from financing activities compared to $536,127 in 2018. In 2019, we turned to an unrelated party for working capital by entering into convertible notes payable as our related party’s ability to continue to provide working capital waned. During the year ended December 31, 2019, we obtained working capital from issuing notes payable to a related party in the amount of $54,000, entering into convertible notes with an unrelated party and received proceeds of $242,000 and obtained $91,200 of proceeds from sale of our common stock. During the year ended December 31, 2018, we obtained working capital largely from issuing notes payable to a related party in the amount of $254,000 and issuing convertible notes with an unrelated party and received proceeds of $175,000 and obtained $70,000 of proceeds from sale of our common stock.

As a result of the above, as of December 31, 2019, we had a negative consolidated net cash outflow of $22,032 for the year compared to a positive consolidated net cash inflow of $23,380 for the year ended December 31, 2018.

Discussions Regarding Operating Leases and Commitments

As of December 31, 2019, the Company has the following operating lease obligations.

The Company rented administrative space in Clearwater, Florida at $965 per month on a month to month basis and rents retail space in Nashville, Tennessee at $2,500 per month beginning in December 2017 for the first twelve months and at $2,250 per month for the next twelve months. The retail space lease ended in November 2019. Rent expense for these leases for the years ended December 31, 2019 and 2018 were $40,124 and $42,040, respectively.

On May 1, 2016, the Company entered into an employment agreement with its former CEO. The term of the employment was through December 31, 2019. The salary for our former CEO for the years 2019 and 2018 was $195,000 each year plus annual bonus at 35% of the salary. Any salary and bonus increases must be reviewed and approved by the Company’s board of directors. The agreement provided for a storage and corporate housing allowance of $1,000 per month, retroactively to January 1, 2018 and a monthly automobile allowance to our former CEO of $1,000. In May 2018, the board of directors approved to discontinue payment of the storage and corporate housing allowance, retroactively to January 1, 2018. As a result, no expenses related to the storage and corporate housing allowance was recorded since January 1, 2018. The automobile allowance remains unchanged at $1,000 per month. As such, the Company was committed to an annual expenditures of $12,000 for the year ended December 31, 2019. During the years ended December 31, 2019 and 2018, expenses related to the automobile allowances totaled $12,000 for each year. At December 31, 2019, the Company owed its former CEO $75,000 of unpaid salary, $52,500 of accrued bonus and $9,000 of unpaid automobile allowance. The employment agreement was renewed through June 30, 2020 at an annual salary of $150,000 and continued to provide for a monthly automobile allowance of $1,000. The agreement also provided for severance payment to the former CEO in the event of a change in control.

On May 1, 2016, the Company entered into an employment agreement with its former COO. The term of the employment was through December 31, 2019. The salary for our former COO for the years 2019 and 2018 was $116,833 and $105,000, respectively, plus annual bonus at 35% of the salary. Any salary and bonus increases must be reviewed and approved by the Company’s board of directors. At December 31, 2019, the Company owed its former COO $20,717 of unpaid salary and $79,562 of accrued bonus. The employment agreement was renewed through June 30, 2020 at an annual salary of $96,000. The agreement also provided for severance payment to the former COO in the event of a change in control.

In August 2016, the Company entered into a licensing agreement to use exclusively a brand name for its products for five years. Pursuant to the terms of the agreement, the Company issued 2,000 shares of its restricted common stock to the brand owner and 2,000 shares at the end of each of the next four years. During the years ended December 31, 2019 and 2018, these shares were valued at $3,184 and $1,420, respectively. There remains 4,000 shares to be issued to the brand owner.

Financing of Planned Expansions and Other Expenditures

We anticipated seeking additional capital through the sale of our equity securities in a private placement offering, but no assurance can be made that we would be able to find willing buyers for such securities. Moreover, as we contemplated selling our securities by way of an exemption from registration, there can be no assurance that we would be able to identify a satisfactory number of suitable buyers to whom we may legally offer such securities, or if we were successful in identifying suitable buyers that we would be successful in raising capital, or if successful in raising capital that we could be successful in implementing any plan for acquisitions or adding or expanding any operations.

Unfortunately, the Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world and was not able to secure the necessary funds to carry out its business plan.

Going Concern

The Company has not generated profit to date. The Company expects to continue to incur operating losses. The Company expects to incur professional fees to maintain its reporting company status. Until such time that the Company is able to generate revenue and become profitable or find new sources of capital, the Company will find it difficult to continue to meet its obligations as they come due.  There can be no assurance that the Company will be successful in its efforts to raise capital, or if it were successful in raising capital, that it would be successful in meeting its business plans.  Management’s plans include attempting to raise funds from the public through an equity offering of the Company’s common stock and identifying and developing new opportunities. However, the recent COVID-19 pandemic has presented unprecedented challenges to businesses and the investing landscape around the world. Therefore, there can be no assurance that Management’s plans will be successful.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses for all periods presented and has a substantial accumulated deficit. As of December 31, 2019, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

DEFERRED FARM EXPENSE - The Company's subsidiary EMT grew hemp plants in both its indoor and outdoor facilities. In accordance with Accounting Standards Codification 905 - Agriculture, all direct and indirect costs of growing the plants are accumulated until the time of harvest. These deferred cost cannot exceed the realizable value of the oil processed from the hemp plants. Crop costs such as soil preparation incurred before planting are deferred and allocated to the growing crop. Deferred farm expense is included as inventory costs.

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

STOCK BASED COMPENSATION - The Company accounts for stock-based compensation under Accounting Standards Codification 718 - Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date and recognized over the period during which an employee is required to provide services (requisite service period). An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense during the years ended December 31, 2019 and 2018.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving their objective pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Principal Executive Officer, Chief Executive Officer and Principal Accounting Officer, Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria set forth in the Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019 because of material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis. Our management concluded that the Company has material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Management has, however, implemented controls and procedures in recent years surrounding cash disbursements, internal financial accounting, including cross reconciliations covering equity transactions and hiring a financial controller to further enhance our internal controls.

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

Changes in Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2019, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. During the year ended December 31, 2019, management has, however, continued to strengthen internal controls and procedures through the implementation of entity-level controls.

Item 9B.  Other Information

On March 31, 2020, Richard K. Pertile resigned his position as Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer for the Company. Mr. Pertile did not have any disagreement with the Company or Board of Directors regarding any matter pertaining to his employment with the Company.

On March 31, 2020, the Company issued in escrow 1,475,000 shares of the Company’s Series B Convertible Preferred Stock (the “Preferred Stock”) to ORCIM Financial Holdings, LLC (“OFH”). Each share of the Preferred Stock has fifty (50) votes per share and may be converted into fifty (50) $0.001 par value common shares. As of March 31, 2020, the Company had 43,290,331 shares of its common stock issued and outstanding. There were no other shares of any capital stock outstanding except for the common stock and Preferred Stock. As the result of the issuance of the Preferred Stock and, upon satisfaction of the terms of the Acquisition Agreement, OFH would have voting control over the Company with 73,750,000 votes on all matters submitted to stockholders for a vote. On May 20, 2020, the conditions of the Acquisition Agreement were satisfied with the resignation of the former board of directors of the Company and the change of control became effective.

OFH is a limited liability company domiciled in Maryland. OFH is controlled by Mr. Jeffery D. Bearden, who owns 100% of the membership interests of OFH. The Preferred Stock was acquired by OFH in exchange for its agreement to assume the debt of the Company in the approximate amount of $450,000. The funds to satisfy the outstanding debt of the Company were acquired by OFH through a loan from a hedge fund entity known as Geneva Capital.

On March 31, 2020, Mr. Larnell C. Simpson, Jr., age 47, was appointed as a director for Acacia Diversified Holdings, Inc. Mr. Simpson also was appointed to the position of Vice President.

On May 20, 2020, directors Danny Gibbs, Neil B. Gholson and Dr. Richard Paula each resigned their respective positions as a director for the Company.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

The directors and executive officers of the Company, and their respective ages, as of December 31, 2019, and positions held with the Company, were as follows:

Name	Age	Position
Richard K. Pertile	58	Director, President, Chairman of the Board, Chief Executive Officer and Chief Financial Officer
Danny R. Gibbs	62	Director
Neil Gholson	60	Director
Gary J. Roberts, Jr.	53	Director
Dr. Richard Paula	52	Director
Kim Edwards	52	Vice President and Chief Operating Officer

Richard K. Pertile, age 58, became CEO, President, a Director, and Chairman of the Board of Directors of the Company on January 15, 2016. Since 2013 until January 15, 2016 Mr. Pertile served as President and Chief Executive Officer of MariJ Agricultural, Inc.  He founded JR Hemp Industries, Canna-Tags, and Canna-Cures R&D in Clearwater Florida where he began building a medical hemp consortium.   Born, raised and educated in the Chicago area, he successfully operated his own restaurants, hotel and nightclub.  Relocating to Pinellas County, Florida in 1989, Mr. Pertile joined Cornerstone Marketing of America, a subsidiary of United Insurance Companies, quickly being promoted to Executive Vice-President with responsibility for building its nationwide outside sales team.  By the end of 2003, Mr. Pertile achieved year-over-year compounded growth of 30%, generating more than $1 billion in sales through 8,000 independent contractors in 40 states.  After retiring in 2004, he turned his attention to philanthropy work in helping build a workout facility with the Juvenile Protection Services Program of Florida.  From 2006 to 2010, after re-entering the business sector, he became President and Chief Marketing Officer of Independent Producers of America, a small Texas corporation he lead to becoming a publicly traded company on the Nasdaq Exchange.  Again turning his attention to philanthropies in 2010, he formed the Pertile Family Foundation and was appointed to the Board of Directors of the Tampa Chapter of the American Diabetes Association where he concentrated his fundraising activities. Mr. Pertile earned degrees in Business Management and Wastewater Engineering from the College of Lake County, Illinois, and trained under such recognized business leaders as Zig Ziglar, Dr. David Cook, Dr. Rick Jernigan, Brian Flanagan, and Brian Tracy.  Mr. Pertile resides in Florida with his wife of 27 years, Debbie.  They have two sons, both residing in Florida. On March 31, 2020, Richard K. Pertile resigned his position as Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer for the Company. Mr. Pertile did not have any disagreement with the Company or Board of Directors regarding any matter pertaining to his employment with the Company.

Danny R. Gibbs, age 62 was reappointed to the Board of Directors on September 1, 2013 after originally serving from October of 1984 through September 29, 2011.  Mr. Gibbs was the President of Gibbs Construction, Inc. (later becoming Acacia Automotive, Inc. and ultimately Acacia Diversified Holdings, Inc.) and a charter member of the Company’s Board of Directors beginning with its formation in October of 1984 until April of 2000, and in February of 2007 Mr. Gibbs agreed to serve on Acacia’s new board, where he served until September 29, 2011. The Company was most pleased to welcome Mr. Gibbs’ return to its Board of Directors as he brings decades of experience in the public domain.  From 2000 through 2003, Mr. Gibbs served as Senior Project Manager for TOC Companies in the Dallas, Texas area. From the beginning of 2004 through the present, he has served in a similar capacity with Dimensional Construction, Inc. Both companies were located in Garland, Texas where Mr. Gibbs resides with his family. On May 20, 2020, Mr. Gibbs resigned his position as a director of the Company.

Neil B. Gholson, age 60.  Mr. Gholson’s background is rooted deeply in the financial services and insurance industries since 1988, serving on the board of directors with 4 companies during the last ten years.  Mr. Gholson has been the owner and principal of Long Term Care Financial Solutions, LLC since 2003, and co-owner and principal of Medicare Insurance Consultants, LLC since 2015. He graduated with a BA in History from Atlantic Christian College in 1981 and earned a Certificate in Financial Planning from Florida State University in 2006.  Mr. Gholson resides in Tampa, Florida with wife Michele and 2 daughters. On May 20, 2020, Mr. Gholson resigned his position as a director of the Company.

Gary J. Roberts, Jr., age 53. As a young entrepreneur attending the University of Alabama, Mr. Roberts started and grew various service-oriented companies. Following college, Mr. Roberts played a key role in developing Transplatinum Plus, an electronic fuel card transfer company in Nashville, Tennessee that was eventually sold to Fleet One. For the next eight years Mr. Roberts served as Vice President and Chief Operating Officer of Perma Crete Resurfacing Products in Nashville, Tennessee from 1993 to 2001 where he expanded the operation nationally with an extensive dealership distribution system as well as running a national retail installation department. In 2001, Gary shifted gears and turned his focus to the Health Insurance industry.  He was District Manager with Cornerstone America from 2000 to 2002 while building one of the top teams in the nation. Gary assumed the position of Vice President of the Company’s Southeastern Territory in 2003, maintaining that position through the present. During this time, Mr. Roberts has continued to build it into one the nation’s largest insurance distribution groups, with his territory ranking in the top two USA every year as well as being ranked as the top territory in the USA one of those years. On March 24, 2020, Mr. Roberts was tragically killed in an automobile accident in Alabama.

Dr. Richard Paula, age 52. Dr. Paula joined the Company's board of directors in July 2018. Dr. Paula has over 20 years’ experience in the medical field. From March 2010 through January 2014, Dr. Paula was employed by Tampa General Hospital as the Chief Medical Information Officer and Vice President. From January 2014 through the present, Dr. Paula has been employed by the Shriners Hospitals for Children in Tampa, Florida. He currently serves as the Chief Medical Information Officer at the Shriners Hospitals for Children. We believe that Dr. Paula’s substantial experience in the medical field will be of great benefit to the Company as we explore and determine the various uses, including potential medical applications, for our industrial hemp oil products. On May 20, 2020, Dr. Paula resigned his position as a director of the Company.

Mrs. Edwards, age 52, was born and raised in Boston, Massachusetts until moving to Florida to assume a position in resource and financial management, later managing advisory services for an independent financial firm. Mrs. Edwards subsequently owned and operated retail businesses in Florida. After serving as a Director in the healthcare industry for Independent Producers of America April 2009 through May 2014, Mrs. Edwards joined MariJ Agricultural, Inc. May 2014.  Following the merger between the MariJ Group of companies and Acacia, Mrs. Edwards assumed the duties of Chief Operating Officer of the consolidated entity and was appointed as Vice President of the Company in conjunction with her other duties on August 18, 2016. Mrs. Edwards and her husband of 25 years reside in the Palm Harbor, Florida area with their three children. In March 2020, Mrs. Edwards was laid off by the Company due to business disruption as a result of the COVID-19 pandemic.

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of reports submitted to us during the fiscal year ended December 31, 2019, the following table sets forth the name of any such person that failed to file the required forms on a timely basis, including the number of late reports, the number of transactions not reported on a timely basis and any known failure to file a required form.

Name	Number of late reports	Number of transactions not reported timely
None

Committees of the Board of Directors

On January 15, 2016, the Company appointed various directors to committees and the chairs thereof as follows:

Board Committees

The Board has a standing Audit Committee, Compensation Committee, and Nominating Committee. The Board has determined that the Chairs and all non-employee committee members are independent under applicable NASDAQ, NYSE, and SEC rules for committee memberships. The members of the committees are shown in the table below.  The Company’s former CEO, Mr. Pertile,  as a former employee and director of the Company, was considered to be “not independent”.

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

Compensation Committee

The Compensation Committee is responsible primarily for reviewing the compensation arrangements for the Company’s executive officers, including the CEO, and reviewing the Board’s compensation. It is authorized by the Board of Directors to approve compensation arrangements and employment agreements.  The only employment agreements in place was that of Richard K. Pertile, the Company’s former CEO who served as an employee and a director, and Kim Edwards who served as the Company’s Chief Operating Officer

Nominating Committee

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

Three members of the board of directors are considered to be independent directors, but Mr. Pertile and Ms. Edwards, as former CEO and COO, respectively, of the Company and by virtue of their status as affiliates of the Company, were not considered to be independent.  Thus, there was a potential conflict in that Mr. Pertile and, as a former board member who was also part of management, would participate in discussions concerning issues that may affect management decisions.

Code of Ethics

On November 6, 2017, the Board of Directors approved, and the Company adopted the Code of Business Conduct and Ethics and the Code of Ethics for the President and Senior Financial Officers.

Item 11.  Executive Compensation

The following table sets forth certain information concerning the compensation earned during the years ended December 31, 2019 and 2018 by the Company’s former Chief Executive Officers, Chief Financial Officer and Chief Operating Officer, for whom disclosure is required:

SUMMARY COMPENSATION TABLE

		Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Total
Richard K. Pertile (1)	2019	$195,000	$68,250	$263,250
	2018	$195,000	$68,250	$263,250
Kim Edwards (2)	2019	$116,833	$40,891	$157,742
	2018	$105,000	$36,750	$141,750

(1)  Mr. Pertile became CEO and CFO of the Company on January 15, 2016 and has continued to serve in that capacity without interruption. During 2018, the board of directors approved settling accrued salary and bonus with Mr. Pertile through issuance of the Company's restricted common stock. The Company issued 2,148,125 shares of the Company's restricted common stock to Mr. Pertile to settle $262,500 of accrued salary and $167,125 of accrued bonus owed to Mr. Pertile. During 2019, the board of directors approved settling accrued salary and bonus with Mr. Pertile through issuance of the Company's restricted common stock. The Company issued 3,178,125 shares of the Company's restricted common stock to Mr. Pertile to settle $82,500 of accrued salary and $44,625 of accrued bonus owed to Mr. Pertile. On March 31, 2020, Richard K. Pertile resigned his position as Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer for the Company. Mr. Pertile did not have any disagreement with the Company or Board of Directors regarding any matter pertaining to his employment with the Company.

(2)  Ms. Edwards became Vice President and COO of the Company on August 18, 2016 and has continued to serve in that capacity without interruption. During 2018, the board of directors approved settling accrued bonus with Ms. Edwards through issuance of the Company's restricted common stock. During 2019, the board of directors approved settling accrued salary and bonus with Ms. Edwards through issuance of the Company's restricted common stock. The Company issued 1,018,700 shares of the Company's restricted common stock to Ms. Edwards to settle $40,748 of accrued bonus owed to Ms. Edwards. In addition, it was determined that the Company also owed Ms. Edwards $20,717 of accrued salary at December 31, 2019. In March 2020, Ms. Edwards was laid off by the Company due to business disruption as a result of the COVID-19 pandemic.

Option Tables

The following table sets forth certain information concerning grants of options to purchase shares of common stock of the Company made during the years ended December 31, 2019 and 2018, to the executive officers named in the Summary Compensation Table.

EXECUTIVE STOCK OPTION GRANTS

(YEARS ENDED DECEMBER 31, 2019 AND 2018)

	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options Unexercisable	Weighted Average Per Share Exercise Price	Expiration Dates
None	-	-	-	-

Director Compensation

Since February 1, 2007 through December 31, 2010 directors of the Company served without compensation except under the Acacia Automotive, Inc. 2007 Stock Incentive Plan for which each non-employee director of the Company was granted an option to acquire an initial 10,000 shares of common stock upon his appointment or election to the board, and 15,000 additional options were granted upon election to a full term and annually thereafter.  On December 30, 2010, the Company’s Board of Directors suspended the issuance of options as compensation to its directors effective January 1, 2011, and as such issued no options as director compensation from that time through December 31, 2019.  The Company did not issue any common stock purchase options for any reason since December 31, 2010.

The following table sets forth certain information regarding compensation paid to directors for the fiscal years ended December 31, 2019 and 2018:

	Dollar Amount Recognized for Financial Reporting Purposes
	2019	2018
Richard K. Pertile (1)	$-0-	$-0-
Neil B. Gholson (3)(8)	-0-	7,013
Gary J. Roberts, Jr. (4)(8)	-0-	7,013
Danny Gibbs (5)(8)	-0-	7,013
Dr. Richard Paula (6)(7)	-0-	3,600
Total	$-0-	$24,639

Upon a change of control, all outstanding options granted to executive officers and directors vest.

(1)

Appointed as Chairman of the Company’s Board of Directors January 15, 2016. On March 31, 2020, Richard K. Pertile resigned his position as Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer for the Company.

(3)	Appointed to the Company’s Board of Directors on January 15, 2016. On May 20, 2020, Mr. Gholson resigned his position as a director of the Company.
(4)	Appointed to the Company’s Board of Directors on January 15, 2016. On March 24, 2020, Mr. Roberts was tragically killed in an automobile accident in Alabama.
(5)

Originally served on the Company’s board of directors from 1984 through August of 2006.  Was again appointed to the Board of Directors on February 1, 2007 where he served until September 29, 2011.  Was reappointed to the Board of Directors on September 1, 2013 and continues to serve. On May 20, 2020, Mr. Gibbs resigned his position as a director of the Company.

(6)	Appointed to the Company’s Board of Directors on July 13, 2018. On May 20, 2020, Dr. Paula resigned his position as a director of the Company.
(7)

In the year ended December 31, 2018, the Company's board of directors approved issuance of 20,000 shares of the Company's restricted common stock to this director for services performed in 2018. These shares were valued at $3,600 on commitment date. There was no cash compensation paid to the director.

(8)

In the year ended December 31, 2018, the Company's board of directors approved issuance of 30,000 shares of the Company's restricted common stock to these directors for services performed in 2018. The 90,000 shares were valued at $21,039 on commitment date. There was no cash compensation paid to the directors.

Benefit Plans

As a part of the changes resulting in the emergence of Acacia Automotive, Inc. from the former Gibbs Construction, Inc. in 2007, all stock option plans and warrants existing prior to the change of name and change of control to Acacia’s management in 2007 were canceled.  At the board of directors meeting held on February 1, 2007, the Company adopted a new stock incentive plan.  Awards of options made after that date were in congruence with the Acacia Automotive, Inc. 2007 Stock Incentive Plan.  On July 26, 2012, shareholders representing a majority of the votes of the Company voted to extend the Company’s stock incentive plan and rename it the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan. The Company provided health, disability, and life insurance plans for its parent Company employees until July 31, 2012 and provided certain additional benefits to its CEO at the time under the terms of his employment agreement. On June 29, 2015 shareholders representing a majority of the votes of the Company voted to terminate the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan.  In actions of January 15, 2016 the Company discontinued certain benefits to Mr. Sample following his resignation as CEO, President and Chairman of the Board by granting him a Modified Employment Agreement effective as of that date.  He remained as an employee and a director of the Company until terminating his Employment Agreement and resigning on January 17, 2017.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 31, 2019, the ownership of common stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the Company’s common stock, (ii) each director of the Company, and (iii) all directors and officers as a group.  Except as otherwise indicated, each stockholder identified in the table possesses sole dispositive voting and investment power with respect to its or his shares.

Shares Owned at December 31, 2019
Name and Address of Beneficial Owner	Number of Shares	Percent
Richard K. Pertile (1)	12,459,605	30%
Neil B. Gholson (3)	1,720,000	4%
Gary J. Roberts, Jr. (4)	907,520	2%
Danny R. Gibbs (5)	157,000	0%
Dr. Richard Paula (6)	30,000	0%
All directors and officers as a group (five persons)	15,274,125	37%
Steven L. Sample (2)	1,583,065	4%
All of the above as a group (six persons)	16,857,190	40%

(1)  Mr. Pertile became the CEO and President of the Company and the Chairman of the Board of Directors on January 15, 2016.  On March 31, 2020, Richard K. Pertile resigned his position as Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer for the Company. Mr. Pertile did not have any disagreement with the Company or Board of Directors regarding any matter pertaining to his employment with the Company.

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

(3)  Mr. Gholson became a director of the Company on January 15, 2016. On May 20, 2020, Mr. Gholson resigned his position as a director with the Company.

(4)  Mr. Roberts became a director of the Company on January 15, 2016. On March 24, 2020, Mr. Roberts was tragically killed in an automobile accident in Alabama.

(5)  Mr. Gibbs is a founder of the Company, first becoming a director in October 1984 before departing in September 2011.  Mr. Gibbs rejoined the board in 2013. On May 20, 2020, Mr. Gibbs resigned his position as a director with the Company.

(6) Dr. Paula became a director of the Company on July 13, 2018. On May 20, 2020, Dr. Paula resigned his position as a director with the Company.

Change of Control

On March 31, 2020, Richard K. Pertile resigned his position as Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer for the Company.

On March 31, 2020, the Company issued in escrow 1,475,000 shares of the Company’s Series B Convertible Preferred Stock (the “Preferred Stock”) to ORCIM Financial Holdings, LLC (“OFH”). Each share of the Preferred Stock has fifty (50) votes per share and may be converted into fifty (50) $0.001 par value common shares. As of March 31, 2020, the Company had 43,290,331 shares of its common stock issued and outstanding. There were no other shares of any capital stock outstanding except for the common stock and Preferred Stock.

As the result of the issuance of the Preferred Stock and, upon satisfaction of the terms of the Acquisition Agreement, OFH would have voting control over the Company with 73,750,000 votes on all matters submitted to stockholders for a vote. On May 20, 2020, the conditions of the Acquisition Agreement were satisfied with the resignation of the former board of directors of the Company and the change of control became effective.

OFH is a limited liability company domiciled in Maryland. OFH is controlled by Mr. Jeffery D. Bearden, who owns 100% of the membership interests of OFH. The Preferred Stock was acquired by OFH in exchange for its agreement to assume the debt of the Company in the approximate amount of $450,000. The funds to satisfy the outstanding debt of the Company were acquired by OFH through a loan from a hedge fund entity known as Geneva Capital.

On March 31, 2020, Mr. Larnell C. Simpson, Jr., age 47, was appointed as a director for Acacia Diversified Holdings, Inc. Mr. Simpson also was appointed to the position of Vice President.

On May 20, 2020, directors Danny Gibbs, Neil B. Gholson and Dr. Richard Paula each resigned their respective positions as a director for Acacia Diversified Holdings, Inc.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

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

Mr. Pertile became CEO, President, and Chairman of the Board of Directors of the Company on January 15, 2016 and continues to serve in those positions. On March 31, 2020, Richard K. Pertile resigned his position as Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer for the Company.

On March 31, 2020, the Company issued in escrow 1,475,000 shares of the Company’s Series B Convertible Preferred Stock (the “Preferred Stock”) to ORCIM Financial Holdings, LLC (“OFH”). Each share of the Preferred Stock has fifty (50) votes per share and may be converted into fifty (50) $0.001 par value common shares. As of March 31, 2020, the Company had 43,290,331 shares of its common stock issued and outstanding. There were no other shares of any capital stock outstanding except for the common stock and Preferred Stock. As the result of the issuance of the Preferred Stock and, upon satisfaction of the terms of the Acquisition Agreement, OFH would have voting control over the Company with 73,750,000 votes on all matters submitted to stockholders for a vote. On May 20, 2020, the conditions of the Acquisition Agreement were satisfied with the resignation of the former board of directors of the Company and the change of control became effective.

OFH is a limited liability company domiciled in Maryland. OFH is controlled by Mr. Jeffery D. Bearden, who owns 100% of the membership interests of OFH. The Preferred Stock was acquired by OFH in exchange for its agreement to assume the debt of the Company in the approximate amount of $450,000. The funds to satisfy the outstanding debt of the Company were acquired by OFH through a loan from a hedge fund entity known as Geneva Capital.

On March 31, 2020, Mr. Larnell C. Simpson, Jr., age 47, was appointed as a director for Acacia Diversified Holdings, Inc. (the “Company”). Mr. Simpson also was appointed to the position of Vice President.

On May 20, 2020, directors Danny Gibbs, Neil B. Gholson and Dr. Richard Paula each resigned their respective positions as a director for Acacia Diversified Holdings, Inc.

Director Independence

We believe that, in accordance with the Company Guide of the American Stock Exchange, that Messrs. Gibbs, Gholson, Roberts and Dr. Paula were independent directors, those four individuals being a majority of our current Board of Directors. As employee-officers and directors of the Company, Mr. Pertile and Ms. Edwards were not considered to be independent. In addition, as a result of a change in control, Mr. Simpson became the sole independent director of the Company on March 31, 2020.

Conflicts of Interest.

The Company and its management may be subject to various conflicts of interest policies. The Company’s management was not independent, yet the Company relies solely on management for guiding its day-to-day operations and managing its assets.  As such, certain employees may have conflicts of interest in allocating time, services and functions to the Company in deference to their other activities.

The Company currently has no full-time corporate officers. Mr. Pertile, its former President and CEO, and Ms. Edwards, its former Vice President and COO, devoted the majority of their business time and efforts to the management and direction of the Company and its subsidiaries.  Mr. Pertile served as a director of the Company as well as serving as an officer and director of the Company’s subsidiary corporations.  Service in those capacities with the subsidiaries is not considered to constitute a conflict of interest on the part of employees, managers, or directors.  On March 31, 2020, Richard K. Pertile resigned his position as Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer for the Company. In March 2020, Ms. Edwards was laid off by the Company due to business disruption as a result of the COVID-19 pandemic.

Item 14.  Principle Accountant Fees and Services

Aggregate fees for professional services rendered by KWCO for the years ended December 31, 2019 and 2018 were as follows:

	2019	2018
Audit fees	$72,950	$46,650
Tax preparation fees	13,000	9,000

Total fees	$85,950	$55,650

Audit Fees.  Audit fees consist of professional services rendered in connection with the audits of the Company’s annual consolidated financial statements, reviews of the Company’s internal accounting and reporting controls under Section 404 of the Sarbanes-Oxley Act, and reviews of interim consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q.

Tax Preparation Fees.  Tax preparation fees include preparation of federal and state tax returns. In 2019 and 2018, the Company incurred $13,000 and $9,000 for preparation of its 2018 and 2017 tax returns, respectively.

The audit committee reviews all audit and non-audit related fees at least annually. The audit committee pre-approve all audit and non-audit related services in fiscal years 2019 and 2018.

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

Item 15.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)    Financial Statements

The following financial statements are included herewith:

(b) Exhibits required by Item 601, Regulation S-K;

Exhibit Number and Description			Location Reference

(3.0)	Articles of Incorporation
	(3.1)	Articles Of Amendment And Restated Articles Of Incorporation of Acacia Diversified Holdings, Inc. dated June 9, 2015	See Exhibit Key
	(3.2)	Restated Bylaws Of Acacia Diversified Holdings, Inc. dated June 29, 2015	See Exhibit Key
(9.0)	Voting Proxy Agreement between Rick Pertile and Steven L. Sample		See Exhibit Key
(10.1)	Consolidated Loan Agreement		See Exhibit Key
(10.2)	Consolidated Promissory Note		See Exhibit Key
(10.3)	Security Agreement – Acacia Diversified Holdings, Inc.		See Exhibit Key
(10.4)	Security Agreement – Marij Agriculture, Inc.		See Exhibit Key
(10.5)	Security Agreement – Marij Agriculture, Inc.		See Exhibit Key
(10.6)	Security Agreement – CannaCures Research & Development Center, Inc.		See Exhibit Key
(10.7)	Definitive Asset Purchase Agreement between Acacia Diversified Holdings, Inc. and the Medahub Companies		See Exhibit Key
(14.0)	Code of Ethics		See Exhibit Key
(21.0)	List of Subsidiaries		See Exhibit Key
(31.1)	Certificate of Chief Executive Officer And Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
(32.1)	Certification of Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Acacia Diversified Holdings, Inc.

Date: June 26, 2020	By:	/s/ Larnell C. Simpson, Jr.
Larnell C. Simpson, Jr.
Vice President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larnell C. Simpson, Jr.	Director	June 26, 2020
Larnell C. Simpson

ACACIA DIVERSIFIED HOLDING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Acacia Diversified Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acacia Diversified Holdings, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the results of its consolidated operations and its consolidated cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Odessa, Texas

June 26, 2020

ACACIA DIVERSIFIED HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2019 AND 2018

	December 31,	December 31,
	2019	2018

ASSETS

CURRENT ASSETS:
Cash	$29,765	$51,797
Accounts receivable, net of allowance for doubtful accounts of $0 in 2019 and $25,000 in 2018	52,461	135,970
Inventories	46,197	43,550
Prepaid expenses and other current assets	7,895	7,815
Total Current Assets	136,318	239,132

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $417,144 and $277,343 in 2019 and 2018, respectively	350,509	453,562

OTHER ASSETS
Deposits	4,651	4,201
ROU asset - finance lease, net of accumulated amortization of $14,879 in 2019	162,759	-
	167,410	4,201

TOTAL ASSETS	$654,237	$696,895

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$396,265	$289,805
Current portion of long-term debt	4,359	4,359
Current portion of lease liability - finance lease	9,008	-
Convertible notes payable	264,100	199,100
Notes payable to related party	752,400	812,400
Accrued interest on notes payable to related party	116,629	65,774
Payable to related parties	68,768	66,500
Total Current Liabilities	1,611,529	1,437,938

LONG-TERM LIABILITY:
Long-term debt	10,861	15,219
Derivative liability	381,330	196,518
Lease liability - finance lease	164,255	-
Total Long-term Liability	556,446	211,737

Total Liabilities	2,167,975	1,649,675

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 150,000,000 shares authorized; 39,583,543 and 21,813,625 shares issued and outstanding at December 31, 2019 and 2018, respectively	39,584	21,814
Additional paid-in capital	6,706,657	5,692,055
Accumulated deficit	(8,259,979)	(6,666,649)
Total Stockholders' Deficit	(1,513,738)	(952,780)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$654,237	$696,895

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018

REVENUE	$519,221	$415,051

COSTS OF GOODS SOLD
Costs of goods sold	387,475	195,266
Depreciation expense	106,424	81,044
	493,899	276,310

GROSS PROFIT	25,322	138,741

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Employee compensation expenses	581,719	572,444
General and administrative expenses	381,042	962,585
Depreciation and amortization expense	58,972	23,516
	1,021,733	1,558,545

LOSS FROM OPERATIONS	(996,411)	(1,419,804)

OTHER INCOME (EXPENSE)
Derivative income (expense)	(467,930)	(196,518)
Loss on disposition of assets	(8,464)	(12,362)
Interest expense	(118,841)	(84,794)
Other income	2,718	775
TOTAL OTHER EXPENSE	(592,517)	(292,899)

NET LOSS BEFORE INCOME TAXES	$(1,588,928)	$(1,712,703)
Income taxes	-	-

NET LOSS	$(1,588,928)	$(1,712,703)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.05)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	32,409,778	19,604,467

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance December 31, 2017	17,539,982	$17,540	$4,451,038	$(4,953,946)	$(485,368)

Common stock issued for services	1,197,000	1,197	535,711		536,908

Common stock issued for acquisition of Medahub, Inc.	600,000	600	125,400		126,000

Common stock issued for accrued expense	2,233,125	2,233	444,392		446,625

Common stock issued to related party for leasehold improvement	36,018	36	17,613		17,649

Employee stock plan compensation	7,500	8	48,101		48,109

Common stock issued for cash	200,000	200	69,800		70,000

Net loss				(1,712,703)	(1,712,703)

Balance December 31, 2018	21,813,625	21,814	5,692,055	(6,666,649)	(952,780)

Common stock issued for services	5,398,825	5,398	234,597		239,995

Common stock issued for conversion of convertible note	8,296,501	8,297	211,853		220,150

Settlement of derivative liability from conversion of convertible note	-	-	283,117		283,117

Employee stock plan compensation	40,000	40	66,886		66,926

Common stock issued for cash	760,000	760	90,440		91,200

Settlement of payable to related party	200,000	200	7,800		8,000

Settlement of notes payable and accrued interest with related party	3,074,592	3,075	119,909		122,984

Cumulative adjustments from adoption of ASC 842	-	-	-	(4,402)	(4,402)

Net loss	-	-	-	(1,588,928)	(1,588,928)

Balance December 31, 2019	39,583,543	$39,584	$6,706,657	$(8,259,979)	$(1,513,738)

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,588,928)	$(1,712,703)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Depreciation and amortization	165,396	104,560
Common stock issued for services	239,995	536,908
Common stock issued for acquisition of Medahub, Inc.	-	126,000
Common stock issued from employee stock plan	66,926	48,109
Original issue discount on convertible note payable	25,100	18,100
Amortization of debt discount	9,000	6,000
Allowance of doubtful accounts	-	25,000
Accrued interest on notes payable to related party	59,839	-
Derivative expense (income)	467,930	196,518
Loss on disposition of assets	8,464	12,362
(Increase) decrease in:
Accounts receivable	83,509	(138,150)
Inventories	(2,647)	13,707
Prepaid expenses and other current assets	(530)	2,359
ROU asset - operating lease	29,655	-
Increase (decrease) in:
Accounts payable and accrued expenses	115,510	295,592
Payable to related parties	10,268	-
Lease liability - operating lease	(29,655)	-
Net cash used by operating activities	(340,168)	(465,638)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment to related party for leasehold improvement	-	(6,000)
Proceeds from sale of assets	-	38,361
Acquisition of property and equipment	(55,928)	(79,470)
Net cash provided (used) by investing activities	(55,928)	(47,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	91,200	70,000
Proceeds from payable to related parties	-	39,344
Proceeds from convertible note payable	242,000	175,000
Payment on long-term debt	(4,358)	(2,217)
Payments on lease liability - finance lease	(8,778)	-
Proceeds from issuance of notes payable to related party	54,000	254,000
Net cash provided by financing activities	374,064	536,127

Net change in cash and cash equivalents	(22,032)	23,380

Cash and cash equivalents, beginning of the year	51,797	28,417

Cash and cash equivalents, end of the year	$29,765	$51,797

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$114
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued to related party for leasehold improvement	$-	$17,649
Acquisition of equipment with long-term debt	$-	$21,794
Common stock issued to related party to settle accrued expenses	$8,000	$446,625
Common stock issued to related party to settle notes payable and accrued interest	$122,984	$-
Common stock issued for conversion of convertible notes payable and related interest	$220,150	$-
Settlement of derivative liability from conversion of convertible notes payable	$283,117	$-
Acquisition of ROU asset - finance lease	$182,041	$-
Acquisition of ROU asset - operating lease	$29,655	$-

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 1 – THE COMPANY

Acacia Diversified Holdings, Inc. (“Acacia” or the “Company”), a Texas corporation, had four wholly-owned subsidiaries, MariJ Pharmaceuticals, Inc. (“MariJ Pharma”), a Florida corporation, Canna-Cures Research & Development Center, Inc. (“Canna-Cures”), a Florida corporation, and Eufloria Medical of Tennessee, Inc. (“EMT”), a company incorporated in the state of Tennessee. In July 2018, the Company also announced the completion of its acquisition of Medahub Operations Group, Inc. and Medahub, Inc., technology companies (“Medahub”) incorporated in the state of Florida, complete with a current compounding pharmacy license in Florida. The Medahub acquisition allowed the Company to be fully HIPAA compliant and cloud based on an HL7 platform. The Company planned to offer licensing agreements for other cannabis companies wanting to be HIPAA compliant from left to right or seed to sale and doctor to patient.

The Company’s primary source of revenue was from the extraction of medicinal hemp oil, from a non-psychoactive cannabis plant. All extraction services were provided in states where such services were deemed legal. The Company's subsidiary EMT was invited to be part of the hemp pilot program in Tennessee. This program provided the Company the license to grow, manufacture, and dispense organic hemp oil in Tennessee. The Company planned on participating in this pilot program through its new, wholly-owned subsidiary.

The Company also had a retail store in Tennessee selling hemp infused products. Revenue generated from retail sales was not expected to be material to the Company based on current operating model.

On March 26, 2020, the Company announced in a current report on Form 8-k that its operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world and thus the Company’s business operations have been disrupted and it was unable to timely review and prepare the Company’s financial statements for the 2019 fiscal year. As such, the Company would be making use of the 45-day grace period provided by the SEC’s Order and available filing extension to delay filing of its Annual Report.

On March 31, 2020, Richard K. Pertile resigned his position as Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer for the Company. On the same date, the Company filed a current report on Form 8-k to announce that it issued in escrow 1,475,000 shares of the Company’s Series B Convertible Preferred Stock (the “Preferred Stock”) to ORCIM Financial Holdings, LLC (“OFH”). Each share of the Preferred Stock has fifty (50) votes per share and may be converted into fifty (50) $0.001 par value common shares. As of March 31, 2020, the Company had 43,290,331 shares of its common stock issued and outstanding. There were no other shares of any capital stock outstanding except for the common stock and Preferred Stock. As the result of the issuance of the Preferred Stock and, upon satisfaction of the terms of the Acquisition Agreement, OFH would have voting control over the Company with 73,750,000 votes on all matters submitted to stockholders for a vote. On May 20, 2020, the conditions of the Acquisition Agreement were satisfied with the resignation of the former board of directors of the Company and the change of control became effective.

OFH is a limited liability company domiciled in Maryland. OFH is controlled by Mr. Jeffery D. Bearden, who owns 100% of the membership interests of OFH. The Preferred Stock was acquired by OFH in exchange for its agreement to assume the debt of the Company in the approximate amount of $450,000. The funds to satisfy the outstanding debt of the Company were acquired by OFH through a loan from a hedge fund entity known as Geneva Capital.

On March 31, 2020, Mr. Larnell C. Simpson, Jr., age 47, was appointed as a director for Acacia Diversified Holdings, Inc. (the “Company”). Mr. Simpson also was appointed to the position of Vice President.

On May 20, 2020, directors Danny Gibbs, Neil B. Gholson and Dr. Richard Paula each resigned their respective positions as a director for Acacia Diversified Holdings, Inc.

NOTE 2 – GOING CONCERN

The Company has not generated profit to date. The Company expects to continue to incur operating losses. The Company expects to incur professional fees to maintain its reporting company status. Until such time that the Company is able to generate revenue and become profitable or find new sources of capital, the Company will find it difficult to continue to meet its obligations as they come due.  There can be no assurance that the Company will be successful in its efforts to raise capital, or if it were successful in raising capital, that it would be successful in meeting its business plans.  Management’s plans include attempting to raise funds from the public through an equity offering of the Company’s common stock and identifying and developing new opportunities. However, the recent COVID-19 pandemic has presented unprecedented challenges to businesses and the investing landscape around the world. Therefore, there can be no assurance that Management’s plans will be successful.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses for all periods presented and has a substantial accumulated deficit. As of December 31, 2019, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS – The Company’s accounts receivable represents amounts due from customers for extraction services performed. Allowance for uncollectible accounts receivable is estimated based on the aging of the accounts receivable and management estimate of uncollectible amounts.  At December 31, 2019 and 2018, the Company provided for $0 and $25,000, respectively, of allowance for doubtful accounts.

CONCENTRATION OF CUSTOMERS – During the year ended December 31, 2019, the Company’s revenues were concentrated on two customers, Beyond Organic Nutritional and LMK Hemp, who accounted for approximately 70% and 22%, of the total consolidated revenues, respectively. These two customers accounted for approximately 91% of the trade receivable balance at December 31, 2019 was due from two customers.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

ADVERTISING COSTS - Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2019 and 2018 amounted to $5,743 and $10,989, respectively.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. No new options or warrants were issued during the years ended December 31, 2019 and 2018.

	Quoted Active Markets for Identified Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total

	(Level 1)	(Level 2)	(Level 3)

December 31, 2019
Common stock issued for services	-	$239,995	-	$239,995
Common stock issued to settle accrued expense	-	8,000	-	8,000
Employee Stock Plan	-	66,926	-	66,926
Derivative liability	-	381,330	-	381,330

December 31, 2018
Common stock issued for services	-	$536,908	-	$536,908
Common stock issued for acquisition of Medahub, Inc.	-	126,000	-	126,000
Common stock issued to settle accrued expense	-	446,625	-	446,625
Employee Stock Plan	-	48,109	-	48,109
Common stock issued for property improvement	-	17,649	-	17,649
Derivative liability	-	196,518	-	196,518

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

All common stock issued for services are valued on the date of the agreements, using a ten day volume weighted average price.

COMPENSATED ABSENCES - The Company has not accrued a liability for compensated absences in accordance with Accounting Standards Codifications 710 – Compensation – General, as the amount of the liability cannot be reasonably estimated at December 31, 2019 and 2018.

LOSS PER COMMON SHARE - Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share would include the weighted average common shares outstanding and potentially dilutive common share equivalents. Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share. For this reason, common stock options and warrants to purchase 20,000 and 55,000 shares, respectively, of common stock were not included in the computation of basic and diluted weighted average common shares outstanding for the years ended December 31, 2019 and 2018.

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

As a result of a change in control on March 31, 2020, prior and current management of the Company are continuing their due diligent process and to assess whether contingent liabilities existed.

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

STOCK BASED COMPENSATION - The Company accounts for stock-based compensation under Accounting Standards Codification 718 - Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date and recognized over the period during which an employee is required to provide services (requisite service period). An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense during the years ended December 31, 2019 and 2018.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes Payable to Related Party

The Company entered into the following promissory notes payable with its CEO during the years ended December 31, 2019 and 2018:

Note Date	Note Amount	Accrued Interest	Total
January 2017 (1)	$300,000	$16,504	$316,504
June 2017 (2)	105,000	2,048	107,048
June 2017 (3)	130,050	2,564	132,614
	535,050	21,116	556,166
Expenses owed to related party		2,234	2,234
	535,050	23,350	558,400
Consolidation of notes (1) through (3) on September 25, 2017	23,350	(23,350)	-
Consolidated note balance at September 25, 2017	558,400	-	558,400
Accrued interest from September 26 through December 31, 2017	-	11,872	11,872
Balances as of December 31, 2017	$558,400	$11,872	$570,272

Accrued interest on consolidated note for the year ended December 31, 2018	$-	$44,672	$44,672
Balances as of December 31, 2018	558,400	56,544	614,944
Accrued interest on consolidated note for the year ended December 31, 2019	-	44,672	44,672
Balances as of December 31, 2019	$558,400	$101,216	$659,616

March 2018 (4)	-	-	-
April 2018 (5)	-	-	-
August 2018 (6)	70,000	7,769	77,769
November 2018 (7)	20,000	1,784	21,784
December 2018 (8)	50,000	4,142	54,142
May 2019 (9)	10,000	509	10,509
June 2019 (10)	25,000	1,134	26,134
December 2019 (11)	19,000	75	19,075
	194,000	15,413	209,413

Total notes payable and accrued interest due to related party at December 31, 2019	$752,400	$116,629	$869,029

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

(1) In January 2017, the Company entered into a note agreement in the amount of $300,000 with the Company’s former CEO. The note bears interest at a rate of 8% per annum and specifies no due date. The Company accrued interest of $16,504 through September 25, 2017. Concurrently, the board of directors also approved issuance of 100,000 shares of the Company’s common stock as additional interest. These shares were accounted for as debt issuance costs, valued at $182,000. The costs were expensed at the commitment date of the note as interest expense since the note is a short term capital advance with no stated term. This note was convertible into the shares of the Company’s common stock at $0.50/share and the note holder did not exercise the conversion option.

(2) In June 2017, the Company entered into a note agreement in the amount of $105,000 with the Company’s former CEO for short term working capital advance. The note bears interest at a rate of 8% per annum and specifies no due date. The Company accrued interest and recorded interest expense of $2,048 through September 25, 2017. This note was convertible into the shares of the Company’s common stock at $0.50/share and the note holder did not exercise the conversion option.

(3) In June 2017, the Company received a short term working capital advance of $130,050 from its former CEO. The advance bears interest at a rate of 8% per annum and specifies no due date. The Company accrued interest and recorded interest expense of $2,564 through September 25, 2017.

On September 25, 2017, the board of directors approved the Company to enter into a consolidated note payable agreement with the Company’s former CEO to consolidate the above notes (1) and (2) and advances (3) received from its former CEO, including accrued interests on these notes. The total amount of the principle and interest consolidated was $558,400. This consolidated note payable bears 8% interest per annum and is due on demand. Interest expense on this note from September 25, 2017 to December 31, 2017 was $11,872 and $44,672 for each of the years ended December 31, 2019 and 2018. This note is secured by all of the Company's assets.

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

(6) In August 2018, the Company entered into three separate unsecured promissory note agreements with its CEO and his spouse, in the amounts of $25,000, $25,000, and $20,000, totaled $70,000. Each of these promissory notes bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 60 days from the date of the note. The Company accrued interest on these notes in the amount of $5,600 and $2,168 for the years ended December 31, 2019 and 2018, respectively.

(7) In November 2018, the Company entered into an unsecured promissory note agreements with its CEO and his spouse, in the amounts of $20,000. The promissory note bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 30 days from the date of the note. The Company accrued interest on these notes in the amount of $1,600 and $184 for the years ended December 31, 2019 and 2018, respectively.

(8) In December 2018, the Company entered into an unsecured promissory note agreements with its CEO and his spouse, in the amounts of $50,000. The promissory note bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 90 days from the date of the note. The Company accrued interest on these notes in the amount of $4,000 and $144 for the years ended December 31, 2019 and 2018, respectively.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

(9) In May 2019, the Company entered into an unsecured promissory note agreement with its former CEO and his spouse, in the amount of $10,000. The promissory note bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 90 days from the date of the note. The Company accrued interest on these notes in the amount of $509 through December 31, 2019.

(10) In June 2019, the Company entered into an unsecured promissory note agreement with its former CEO and his spouse, in the amount of $25,000. The promissory note bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 90 days from the date of the note. The Company accrued interest on these notes in the amount of $1,134 through December 31, 2019.

(11) In December 2019, the Company entered into an unsecured promissory note agreement with its former CEO and his spouse, in the amount of $19,000. The promissory note bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 90 days from the date of the note. The Company accrued interest on these notes in the amount of $75 through December 31, 2019.

As a result, the total principle amount of notes payable to related party was $752,400 and $812,400, at December 31, 2019 and 2018, respectively. Accrued interest on these notes payable to related party was $116,629 and $65,774, at December 31, 2019 and 2018, respectively.

Payable to Related Parties

Payable to related parties consisted of the followings at December 31, 2019 and 2018:

	2019	2018
Short term loan from related entity (1)	$59,768	$61,500
Storage and corporate housing and auto allowances owed to former CEO (2)	9,000	5,000
	$68,768	$66,500

(1) In 2017, the Company received a working capital advance of $74,348 from a related entity. These advances are non-interest bearing and were intended as short term capital advances. The remaining balances of $59,768 and $61,500 have been included in payable to related parties on the consolidated balance sheets as current liabilities at December 31, 2019 and 2018, respectively.

(2) On May 1, 2016, the Company entered into an employment agreement with its former CEO. The term of the employment is through December 31, 2019. The agreement provided for a monthly storage and corporate housing allowance of $1,000 for a property owned by the former CEO and a monthly automobile allowance of $1,000.

In May 2018, the board of directors approved to discontinue payment of the storage and corporate housing allowance of $1,000 per month, retroactively to January 1, 2018. As a result, no expenses related to the storage and corporate housing allowance was recorded since January 1, 2018. The automobile allowance remained unchanged at $1,000 per month.

In July 2018, the board of directors approved issuance of 85,000 shares of the Company's restricted common stock to the Company's former CEO to settle the storage and corporate housing allowance and automobile allowance in the amount of $17,000 accrued through July 2018. As a result, $9,000 and $5,000 remained owed to the Company’s former CEO at December 31, 2019 and 2018, respectively.

During the years ended December 31, 2019 and 2018, expenses related to the automobile allowances totaled $12,000 each year.

Other Related Party Transactions

In May 2017, the Company and EMT entered into an agreement to purchase a parcel of land in Tennessee and an Industrial Hemp Grower License issued by the Tennessee Department of Agriculture from one of the Company’s directors. The purchase price of the transaction was 80,000 shares of the Company’s restricted common stock. These shares were valued at $1.60 per share, or $128,000, on the commitment date. The purchase price consisted of land preparation and cleanup costs, and compensation to a director for his effort in preparing the Company for operations in Tennessee. The Company also performed excavation and clearing of the land, installing driveway and culvert and completing the survey for excavation. In May 2018, the Company sold this property for $38,361 to an unrelated party, resulting in a loss of $12,362.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

In May 2018, the Company's former CEO personally financed the purchase, with the Company's board of directors' approval, a piece of property in Tennessee for the benefit of the Company. The property consists of a 14 acre farm and an indoor growing area. The Company's former CEO personally funded the purchase price of the property at $185,000 and closing costs. The board of directors also granted the Company the right to purchase the farm from the Company's former CEO at his cost plus 6.09% interest when the Company has sufficient cash flows to do so. At the time of the filing, the Company had not exercised such right.

The board of directors also approved for the Company to enter into an agreement to lease this property from the Company's former CEO, effective June 1, 2018. The term of the lease was for one year with an automatic renewal term of one year. The lease required the Company to pay all expenses related to the acquisition and operation of the property, including but not limited to the Company's former CEO's personal incremental borrowing costs, repairs and maintenance, real estate taxes, licenses and permits, etc. For the years ended December 31, 2019 and 2018, the Company incurred $36,953 and $29,152, respectively, in operating expenses for this property.

NOTE 5 – INVENTORIES

The Company’s inventories consisted of the followings at December 31, 2019 and 2018:

	2019	2018
Raw materials	$32,294	$23,810
Finished goods (isolates, tinctures and capsules, etc.)	13,903	12,605
Deferred farm expense	-	7,135
	$46,197	$43,550

NOTE 6 – PROPERTY AND EQUIPMENT

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

Property and equipment consisted of the followings at December 31, 2019 and 2018:

	2019	2018
Computer equipment	$7,582	$7,582
Website	7,000	7,000
Extraction, farm and lab equipment	609,568	609,664
Leasehold and farm improvement	143,503	106,659
Total property and equipment	767,653	730,905
Less accumulated depreciation	(417,144)	(277,343)
Net property and equipment	$350,509	$453,562

Depreciation expense for the years ended December 31, 2019 and 2018 totaled $150,517 and $104,560, respectively.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the followings at December 31, 2019 and 2018:

	2019	2018
Accounts payable to vendors	$114,110	$83,037
Payroll taxes payable	63,621	46,832
Accrued salaries and bonuses	207,062	153,542
Accrued interest on convertible notes payable	11,472	6,394
	$396,265	$289,805

NOTE 8 – RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

Short term lease

The Company recognizes its office lease in Florida with an initial term of 12 months or less as a short-term lease. Lease payments associated with short-term lease are expensed as incurred in operating lease expense and are not included in our calculation of right-of-use assets or lease liabilities. Operating lease expense related to short-term lease was $11,877 and $11,361 for the years ended December 31, 2019 and 2018, respectively.

Operating lease

The Company entered into a lease agreement to lease its retail space in Tennessee in October 2017 with a lease term of 24 months. The lease contained a renewal option to extend the term for two additional years. The lease expired on November 30, 2019 and the Company notified the landlord that it would not renew the lease. Rent for the first twelve months was $2,500 per month and $2,550 for the next twelve months. In applying ASC 842, the Company uses a lease term of 24 months and an incremental borrowing rate of 5.99% which was the borrowing rate on a finance lease (discussed below).

Right of use (ROU) asset - operating lease obtained in exchange for lease liability - operating lease
$29,355
Amortization of ROU asset - operating lease	(29,355)
ROU asset - operating lease at December 31, 2019	$0

Lease liability - operating lease on adoption date	$29,655
Payments on lease liability - operating lease	(29,655)
Lease liability - operating lease on December 31, 2019	$0

This entire lease liability matured on November 30, 2019

Operating lease expense for the year ended December 31, 2019	$28,125
Weighted average remaining lease term	-
Weighted average discount rate	5.99%

Finance lease

In May 2018, the Company's former CEO personally financed the purchase, with the Company's board of directors' approval, a piece of property in Tennessee for the benefit of the Company. The property consisted of a 14 acre farm and an indoor growing area. The Company's former CEO personally funded the purchase price of the property at $185,000 and closing costs. The board of directors also granted the Company the right to purchase the farm from the Company's former CEO at his cost plus 6.09% interest when the Company had sufficient cash flows to do so. At the time of the filing, the Company did not exercise such right.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

The board of directors also approved for the Company to enter into a lease to lease this property from the Company's former CEO, effective June 1, 2018. The term of the lease was for one year with an automatic renewal term of one year. The lease also contained an option for the Company to purchase the property from the Company's former CEO. The lease required the Company to pay all expenses related to the acquisition and operation of the property, including but not limited to the Company's former CEO's personal incremental borrowing costs, repairs and maintenance, real estate taxes, licenses and permits, utilities, etc.

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

ROU asset - finance lease - land	$37,530
ROU asset - finance lease - improvement	148,787
ROU asset - finance lease obtained in exchange for lease liability - finance lease	186,317
Cumulative effect adjustment to ROU asset - finance lease on adoption date	(8,679)
Amortization of ROU asset - finance lease	(14,879)
ROU asset - finance lease at December 31, 2019	$162,760

Lease liability - finance lease on adoption date	$186,318
Cumulative effect adjustment to ROU lease liability - finance lease on adoption date	(4,277)
Payments on lease liability - finance lease	(8,778)
Lease liability - finance lease on December 31, 2019	$173,263

Interest expense related to lease liability - finance lease was $10,385 for the year ended December 31, 2019.

Amounts of lease liability - finance lease matures over the next five years:
Twelve Months Ended December 31,
2020	$9,008
2021	9,547
2022	10,119
2023	10,725
2024 and thereafter	133,863
$173,263

Variable lease expense was $39,111 for the year ended December 31, 2019.
Weighted average remaining lease term	13 years
Weighted average discount rate	5.99%

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 9 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY

On August 22, 2018, the Company issued a convertible promissory note ("Note 1") for $140,800. Note 1 was discounted at $128,000 and the Company received net proceeds of $125,000 after incurring $3,000 of debt issuance costs. The note bears an interest rate at 10% per annum, and principal and accrued interest is due on the maturity date of August 22, 2019. The conversion option price associated with the note has a 25% discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the Black Scholes valuation model to determine the fair value of the conversion option. At the issuance date, the Company recorded a derivative expense and derivative liability of $148,211. At the end of each reporting period, the Company revalued the derivative liability and recorded the change in this value as additional derivative expense. The Company recognized $58,503 and $138,218 as derivative expense for the years ended December 31, 2019 and 2018, respectively. At December 31, 2018, the derivative liability was valued at $138,218. During 2019, the note holder converted principle in the amount of $140,800 and accrued interest in the amount of $6,400 into the Company's common stock. This resulted in the issuance of 4,899,785 shares of the Company's common stock being issued to the note holder. As a result of the conversion, the derivative liability was extinguished at December 31, 2019.

On October 8, 2018, the Company issued a convertible promissory note ("Note 2") for $58,300. Note 2 was discounted at $53,000 and the Company received net proceeds of $50,000 after incurring $3,000 of debt issuance costs. The note bears an interest rate at 10% per annum, and principal and accrued interest is due on the maturity date of October 8, 2019. The conversion option price associated with the note has a 25% discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the Black Scholes valuation model to determine the fair value of the conversion option. At the issuance date, the Company recorded a derivative expense and derivative liability of $57,272. At the end of each reporting period, the Company revalued the derivative liability and recorded the change in this value as additional derivative expense. The Company recognized $14,250 and $58,300 as derivative expense for the years ended December 31, 2019 and 2018, respectively. At December 31, 2018, the derivative liability was valued at $58,300. During 2019, the note holder converted principle in the amount of $58,300 and accrued interest in the amount of $2,650 into the Company's common stock. This resulted in the issuance of 3,146,716 shares of the Company's common stock being issued to the note holder. As a result of the conversion, the derivative liability was extinguished at December 31, 2019.

On June 13, 2019, the Company issued a convertible promissory note ("Note 3") for $93,500. Note 3 was discounted at $85,000 and the Company received net proceeds of $82,000 after incurring $3,000 of debt issuance costs. The note bears an interest rate at 10% per annum, and principal and accrued interest is due on the maturity date of June 13, 2020. The conversion option price associated with the note has a 25% discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the Black Scholes valuation model to determine the fair value of the conversion option. At the issuance date, the Company recorded a derivative expense and derivative liability of $151,264. At the end of each reporting period, the Company revalued the derivative liability and recorded the change in this value as additional derivative expense. The Company recognized $125,776 as derivative expense for the year ended December 31, 2019. The derivative liability was valued at $111,928 at December 31, 2019.

On July 12, 2019, the Company issued a convertible promissory note ("Note 4") for $91,300. Note 4 was discounted at $83,000 and the Company received net proceeds of $80,000 after incurring $3,000 of debt issuance costs. The note bears an interest rate at 10% per annum, and principal and accrued interest is due on the maturity date of July 12, 2020. The conversion option price associated with the note has a 25% discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the Black Scholes valuation model to determine the fair value of the conversion option. At the issuance date, the Company recorded a derivative expense and derivative liability of $117,886. At the end of each reporting period, the Company revalued the derivative liability and recorded the change in this value as additional derivative expense. The Company recognized $129,833 as derivative expense for the year ended December 31, 2019. The derivative liability was valued at $129,833 at December 31, 2019.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

On October 10, 2019, the Company issued a convertible promissory note ("Note 5") for $91,300. Note 5 was discounted at $83,000 and the Company received net proceeds of $80,000 after incurring $3,000 of debt issuance costs. The note bears an interest rate at 10% per annum, and principal and accrued interest is due on the maturity date of October 10, 2020. The conversion option price associated with the note has a 25% discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the Black Scholes valuation model to determine the fair value of the conversion option. At the issuance date, the Company recorded a derivative expense and derivative liability of $128,642. At the end of each reporting period, the Company revalued the derivative liability and recorded the change in this value as additional derivative expense. The Company recognized $139,569 as derivative expense for the year ended December 31, 2019. The derivative liability was valued at $139,569 at December 31, 2019.

Liability measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2019 is as follows:

	Fair Value Measurement at December 31, 2019 (1) Using Level 2
	Note 3	Note 4	Note 5	Total
Liability:
Derivative liability	$111,928	$129,833	$139,569	$381,330
Total liability	$111,928	$129,833	$139,569	$381,330

Liability measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2018 is as follows:

	Fair Value Measurement at December 31, 2018 (1) Using Level 2
	Note 1	Note 2	Total
Liability:
Derivative liability	$138,218	$58,300	$196,518
Total liability	$138,218	$58,300	$196,518

(1) The Company did not have any assets or liabilities measured at fair value using Level 1 or 3 of the fair value hierarchy as of December 31, 2019 and 2018.

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

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis during the years ended December 31, 2019 and 2018:

	Note 1	Note 2	Note 3	Note 4	Note 5	Total
Balance at December 31, 2017
Variable conversion feature in convertible notes payable	$148,211	$57,272	$-	$-	$-	$205,483
Change in fair value	(9,993)	1,028	-	-	-	(8,965)
Balance at December 31, 2018	$138,218	$58,300	$-	$-	$-	$196,518
Variable conversion feature in convertible notes payable	-	-	151,264	117,886	128,642	397,792
Change in fair value	58,502	14,250	(25,489)	11,947	10,927	70,137
Conversion of derivative liability to equity from note conversion	(196,720)	(72,550)	(13,847)	-	-	(283,117)
Balance at December 31, 2019	$-	$-	$111,928	$129,833	$139,569	$381,330

NOTE 10 – STOCKHOLDERS’ (DEICIT)

Preferred Stock

The Company's board of directors is authorized by the Article of Incorporation to issue 2,000,000 shares of preferred stock at $0.001 par value, in one or more series. In August 2019, the Company's board of directors designated and authorized the issuance of 1,475,000 shares of Series B Convertible Preferred Stock (the “Preferred Stock”). Each share of series B preferred stock will have 50 votes per share and may be converted into 50 $0.001 par value common stock. The holders of series B preferred stock are entitled to receive, when and if as declared by the board of directors, cumulative dividends payable in cash. The holders of series B preferred stock are also given preference over common stock holders in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company and subject and subordinate to the rights of secured creditors of the Company.

As a result of a change in control, on March 31, 2020, the Company issued in escrow 1,475,000 shares of the Company’s Series B Convertible Preferred Stock (the “Preferred Stock”) to ORCIM Financial Holdings, LLC (“OFH”). Each share of the Preferred Stock has fifty (50) votes per share and may be converted into fifty (50) $0.001 par value common shares. As of March 31, 2020, the Company had 43,290,331 shares of its common stock issued and outstanding. There were no other shares of any capital stock outstanding except for the common stock and Preferred Stock. As the result of the issuance of the Preferred Stock and, upon satisfaction of the terms of the Acquisition Agreement, OFH would have voting control over the Company with 73,750,000 votes on all matters submitted to stockholders for a vote. On May 20, 2020, the conditions of the Acquisition Agreement were satisfied with the resignation of the former board of directors of the Company and the change of control became effective.

OFH is a limited liability company domiciled in Maryland. OFH is controlled by Mr. Jeffery D. Bearden, who owns 100% of the membership interests of OFH. The Preferred Stock was acquired by OFH in exchange for its agreement to assume the debt of the Company in the approximate amount of $450,000. The funds to satisfy the outstanding debt of the Company were acquired by OFH through a loan from a hedge fund entity known as Geneva Capital.

On March 31, 2020, Mr. Larnell C. Simpson, Jr., age 47, was appointed as a director for Acacia Diversified Holdings, Inc. (the “Company”). Mr. Simpson also was appointed to the position of Vice President.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

During the year ended December 31, 2019, the Company issue 17,769,918 shares of its restricted common stock as follows:

●	1,202,000 shares to consultants for services rendered, valued at $72,122.
●	4,196,825 shares to the Company's CEO and COO for services rendered, valued at $167,873.
●	40,000 shares issued to employees and a director from the restricted stock plan valued at $66,926.
●	8,296,501 shares issued to the convertible notes holder who elected to convert principle and accrued interest, totaled $503,267, into the Company's common stock.
●	760,000 shares to investors for $91,200 of working capital.
●	200,000 shares issued to the Company's former CEO to settle accrued expenses valued at $8,000.
●	3,074,592 shares issued to the Company's former CEO to settle notes payable and accrued interest in the amount of $122,984.

During the year ended December 31, 2018, the Company issue 4,273,643 shares of its restricted common stock as follows:

●	2,000 shares to a consultant for services rendered, valued at $1,420.
●	15,000 shares to the Company's SEC counsel for services rendered, valued at $10,650.
●	1,000,000 shares to a consultant as payment on a consulting contract, valued at $485,600. In February 2018, the Company filed a Form S-8 with the SEC to register these shares.
●	10,000 shares each of the three directors, total 30,000 shares for their service to the Company, valued at a total of $10,239.
●	7,500 shares to employees from the restricted stock plan valued at $37,069.
●

36,018 shares to a company owned by an independent director for leasehold improvements at the Tennessee store, valued at $17,649 on commitment date. The Company reduced related party payable when the shares were issued.

●	600,000 shares to the principal of Medahub for services performed, valued at $126,000.
●	2,233,125 shares to the Company's CEO to settle accrued salary, bonus and expenses in the amount of $446,625.
●	200,000 shares to a non-employee director for cash value of $70,000.
●	50,000 shares to a consultant for services rendered, valued at $11,000; and
●	20,000 shares to each of our four directors and our corporate secretary, total 100,000 shares, for services rendered, valued at a total of $18,000.

Warrants and Options

At its meeting of directors on February 1, 2007, the Company’s board of directors approved the Acacia Automotive, Inc. 2007 Stock Incentive Plan1 (the “Plan”), which was approved by our stockholders on November 2, 2007, reserving 1,000,000 shares to be issued there under in the form of common stock or common stock purchase options.  On July 26, 2012, our shareholders voted to update and extend the Acacia Automotive, Inc. 2007 Stock Incentive Plan, renaming it the Acacia Diversified Holdings, Inc. 2012 Stock Incentive Plan. Warrants, which may be included as equity compensation if used in other manners, are not a component of the Plan. On June 29, 2015 shareholders holding a majority of the shares of the Company voted to discontinue the Company’s stock incentive plans. At December 31, 2019 and 2018, 20,000 and 50,000 options, respectively, still remained outstanding.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

The Company did not issue any common stock purchase warrants or options during the years ended December 31, 2019 and 2018. The following tables represent stock options and warrants activities for the years ended December 31, 2019 and 2018.

Stock Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	65,000	$0.35	2.00	$16,050
Granted	-
Exercised	-
Forfeited or cancelled	(15,000)	$0.50
Outstanding at December 31, 2018	50,000	$0.10	0.30	$2,100
Granted	-
Expired	(30,000)	$0.10
Forfeited or cancelled
Outstanding at December 31, 2019*	20,000	$0.60	0.98	$-
Exercisable at December 31, 2019*	20,000	$0.60	0.98	$-

* These options expire at 12-23-2020.

Stock Warrants

At December 31, 2019 and 2018, there were no outstanding and exercisable stock purchase warrants. There were no warrants granted, exercised, forfeited or expired during the years ended December 31, 2019 and 2018.

Restricted Stock Awards to Key Employees

In March 2017, the board of directors approved issuance of 100,000 shares of the Company’s restricted common stock to its key employees. The award for the employees are subject to a four or five-year vesting requirements, i.e. the requisite service period. The shares are issued as the vesting restriction lapses. The Company valued these shares at fair value on commitment date which is the date on which the employee accepted the award and recorded stock based compensation expense over the requisite service period.  Stock based compensation expense for these awards for the years ended December 31, 2019 and 2018 was $66,926 and $48,109, respectively.

NOTE 11 – INCOME TAXES

As of December 31, 2019 and 2018 the Company had net operating loss carryforwards of approximately $7,027,000 and $12,357,000,  respectively, which will expire beginning at the end of 2020.  A valuation allowance has been provided for the deferred tax asset as it is uncertain whether the Company will have future taxable income.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

A reconciliation of the benefit (expense) for income taxes with amounts determined by applying the statutory federal income rate of 21%  in 2019 and 2018 to the respective losses before income taxes is as follows:

	2019	2018
Net (Loss)	$(1,588,928)	$(1,712,703)
Benefit (expense) for income taxes computed using the statutory rate of 21%	333,675	359,668
Non-deductible expense	(142,614)	(181,168)
Change in estimated NOL carryforward	(1,299,432)	-
Change in valuation allowance	1,108,372	(178,500)
Provision for income taxes	$-	$-

Significant components of the Company's deferred tax liabilities and assets at December 31, 2019 and 2018 are as follows:

	2019	2018
Total deferred tax assets – net operating losses	$1,486,598	$2,594,970
Deferred tax liabilities
Depreciation	-	-
Net deferred tax assets	1,486,598	2,594,970

Valuation allowance	(1,486,598)	(2,594,970)
	$-	$-

As of December 31, 2019, open Federal income tax years subject to examination include the tax years ended December 31, 2018 through 2016. At December 31, 2019, net operating loss (“NOL”) carryforwards expiring through 2037 were as follows:

Expiring December 31,	Amount of NOL Expiring
2026	$408,000
2027	693,000
2028	771,000
2029	197,000
2030	32,000
2031	415,000
2033	692,000
2034	106,000
2036	1,493,000
2037	534,000
$5,341,000

NOL from tax years with no expiration date	Amount of NOL
2019	$836,000
2018	$850,000
$1,686,000

The net change in the valuation allowance is as follow:

Change in valuation allowance
2019	$(1,486,598)
2018	(2,594,970)
$1,108,372

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 12 – LEASES AND COMMITMENTS

The Company rented administrative space in Clearwater, Florida at $965 per month on a month to month basis and rents retail space in Nashville, Tennessee at $2,500 per month beginning in December 2017 for the first twelve months and at $2,250 per month for the next twelve months. The retail space lease ended in November 2019. Rent expense for these leases for the years ended December 31, 2019 and 2018 were $40,124 and $42,040, respectively.

On May 1, 2016, the Company entered into an employment agreement with its former CEO. The term of the employment was through December 31, 2019. The salary for our former CEO for the years 2019 and 2018 was $195,000 each year plus annual bonus at 35% of the salary. Any salary and bonus increases must be reviewed and approved by the Company’s board of directors. The agreement provided for a storage and corporate housing allowance of $1,000 per month, retroactively to January 1, 2018 and a monthly automobile allowance to our former CEO of $1,000. In May 2018, the board of directors approved to discontinue payment of the storage and corporate housing allowance, retroactively to January 1, 2018. As a result, no expenses related to the storage and corporate housing allowance was recorded since January 1, 2018. The automobile allowance remains unchanged at $1,000 per month. As such, the Company was committed to an annual expenditures of $12,000 for the year ended December 31, 2019. During the years ended December 31, 2019 and 2018, expenses related to the automobile allowances totaled $12,000 for each year. At December 31, 2019, the Company owed its former CEO $75,000 of unpaid salary, $52,500 of accrued bonus and $9,000 of unpaid automobile allowance. The employment agreement was renewed through June 30, 2020 at an annual salary of $150,000 and continued to provide for a monthly automobile allowance of $1,000. The agreement also provided for severance payment to the former CEO in the event of a change in control.

On May 1, 2016, the Company entered into an employment agreement with its former COO. The term of the employment was through December 31, 2019. The salary for our former COO for the years 2019 and 2018 was $116,833 and $105,000, respectively, plus annual bonus at 35% of the salary. Any salary and bonus increases must be reviewed and approved by the Company’s board of directors. At December 31, 2019, the Company owed its former COO $20,717 of unpaid salary and $79,562 of accrued bonus. The employment agreement was renewed through June 30, 2020 at an annual salary of $96,000. The agreement also provided for severance payment to the former COO in the event of a change in control.

In August 2016, the Company entered into a licensing agreement to use exclusively a brand name for its products for five years. Pursuant to the terms of the agreement, the Company issued 2,000 shares of its restricted common stock to the brand owner and 2,000 shares at the end of each of the next four years. During the years ended December 31, 2019 and 2018, these shares were valued at $3,184 and $1,420, respectively. There remains 4,000 shares to be issued to the brand owner.

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

We regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards, changes to existing standards and changes in their interpretation, we might be required to change our accounting policies, particularly concerning revenue recognition, the capitalized incremental costs to obtain a customer contract and lease accounting, to alter our operational policies and to implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or to restate our published financial statements. Such changes may have an adverse effect on our business, financial position, and operating results, or cause an adverse deviation from our revenue and operating profit target, which may negatively impact our financial results.

Accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued, and determined that there were no other material events to disclose, other than the followings:

Subsequent to December 31, 2019, the holder of our convertible notes converted two of the notes in their entirety into 12,835,957 shares of the Company’s common stock.

In January 2020, the Company’s former CEO provided a short term advance in the amount of $18,000 for working capital. The Company repaid the advance to the former CEO in the same month.

In February 2020, the Company entered into an unsecured promissory note agreement with a former director of the Company, in the amount of $25,000. The promissory note bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 30 days from the date of the notes.

In March 2020, the Company entered into two unsecured promissory notes agreements with its former CEO and his spouse, in the amounts of $2,500 and $7,428. The promissory notes bear interest at a rate of 8% per annum. The principle balance and accrued interest is due 30 days from the date of the notes.

On March 26, 2020, the Company announced in a current report on Form 8-k that its operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world and thus the Company’s business operations have been disrupted and it was unable to timely review and prepare the Company’s financial statements for the 2019 fiscal year. As such, the Company would be making use of the 45-day grace period provided by the SEC’s Order and available filing extension to delay filing of its Annual Report.

On March 31, 2020, Richard K. Pertile resigned his position as Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer for the Company. On the same date, the Company filed a current report on Form 8-k to announce that it issued in escrow 1,475,000 shares of the Company’s Series B Convertible Preferred Stock (the “Preferred Stock”) to ORCIM Financial Holdings, LLC (“OFH”). Each share of the Preferred Stock has fifty (50) votes per share and may be converted into fifty (50) $0.001 par value common shares. As of March 31, 2020, the Company had 43,290,331 shares of its common stock issued and outstanding. There were no other shares of any capital stock outstanding except for the common stock and Preferred Stock. As the result of the issuance of the Preferred Stock and, upon satisfaction of the terms of the Acquisition Agreement, OFH would have voting control over the Company with 73,750,000 votes on all matters submitted to stockholders for a vote. On May 20, 2020, the conditions of the Acquisition Agreement were satisfied with the resignation of the former board of directors of the Company and the change of control became effective.

OFH is a limited liability company domiciled in Maryland. OFH is controlled by Mr. Jeffery D. Bearden, who owns 100% of the membership interests of OFH. The Preferred Stock was acquired by OFH in exchange for its agreement to assume the debt of the Company in the approximate amount of $450,000. The funds to satisfy the outstanding debt of the Company were acquired by OFH through a loan from a hedge fund entity known as Geneva Capital.

On March 31, 2020, Mr. Larnell C. Simpson, Jr., age 47, was appointed as a director for Acacia Diversified Holdings, Inc. (the “Company”). Mr. Simpson also was appointed to the position of Vice President.

On May 20, 2020, directors Danny Gibbs, Neil B. Gholson and Dr. Richard Paula each resigned their respective positions as a director for Acacia Diversified Holdings, Inc.