Form 10-Q
period 2020-03-31
Acacia Diversified Holdings, Inc.
filed 2020-08-07
CIK 1001463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________ to ______________

Commission file number: 001-14088

Acacia Diversified Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

Texas	75-2095676
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

704 Forest Glen Road, Silver Spring, MD	20901
(Address of principal executive offices)	(Zip Code)

(301) 992-2177

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 3, 2020 is 52,481,507 common shares.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT ASSETS:
Cash	$415	$2,616
Prepaid expenses and other current assets	7,585	4,335
Current assets of discontinued operations	507,774	129,367
Total Current Assets	515,774	136,318

OTHER ASSETS
Deposits	-	841
Non-current assets of discontinued operations	-	517,078
	-	517,919

TOTAL ASSETS	$515,774	$654,237

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$476,592	$282,705
Convertible notes payable	191,900	264,100
Notes payable to related parties	802,328	752,400
Accrued interest on notes payable to related parties	132,077	116,629
Payable to related parties	47,348	35,348
Current liabilities of discontinued operations	240,828	160,347
Total Current Liabilities	1,891,073	1,611,529

LONG-TERM LIABILITY:
Derivative liability	189,653	381,330
Long-term liabilities of discontinued operations	-	175,116
Total Long-term Liability	189,653	556,446

Total Liabilities	2,080,726	2,167,975

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 150,000,000 shares authorized; 43,290,324 and 39,583,543 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	43,291	39,584
Additional paid-in capital	6,857,348	6,706,657
Accumulated deficit	(8,465,591)	(8,259,979)
Total Stockholders' Deficit	(1,564,952)	(1,513,738)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$515,774	$654,237

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Employee compensation expenses	$97,304	$129,135
General and administrative expenses	68,860	75,640
	166,164	204,775

LOSS FROM OPERATIONS	(166,164)	(204,775)

OTHER INCOME (EXPENSE)
Derivative income	122,406	27,180
Interest expense	(21,500)	(20,762)
TOTAL OTHER INCOME	100,906	6,418

NET LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(65,258)	(198,357)
Income taxes	-	-

NET LOSS FROM CONTINUING OPERATIONS	(65,258)	(198,357)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(140,354)	332

NET LOSS	$(205,612)	$(198,025)

NET LOSS PER COMMON SHARE:

Net loss from continuing operations per common share
- basic and diluted	$(0.00)	$(0.01)

Net loss from discontinued operations per common share	$(0.00)	$0.00
- basic and diluted

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	40,510,238	22,130,410

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total

Balance December 31, 2018 (audited)	21,813,625	$21,814	$5,692,055	$(6,666,649)	$(952,780)

Common stock issued for services	2,000	2	3,182	-	3,184

Common stock issued for conversion of convertible note	505,138	505	44,495	-	45,000

Settlement of derivative liability from conversion of convertible note	-	-	41,933	-	41,933

Employee stock plan compensation	-	-	9,102	-	9,102

Common stock issued for cash	760,000	760	90,440	-	91,200

Cumulative adjustments from adoption of ASC 842	-	-	-	(4,402)	(4,402)

Net loss	-	-	-	(198,025)	(198,025)

Balance March 31, 2019 (unaudited)	23,080,763	$23,081	$5,881,207	$(6,869,076)	$(964,788)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance December 31, 2019 (audited)	39,583,543	$39,584	$6,706,657	$(8,259,979)	$(1,513,738)

Common stock issued for services	272,000	272	5,659	-	5,931

Common stock issued for conversion of convertible note	3,394,781	3,395	68,805	-	72,200

Settlement of derivative liability from conversion of convertible note	-	-	69,271	-	69,271

Employee stock plan compensation	40,000	40	6,956	-	6,996

Net loss				(205,612)	(205,612)

Balance March 31, 2020 (unaudited)	43,290,324	$43,291	$6,857,348	$(8,465,591)	$(1,564,952)

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(65,258)	$(198,357)
Net income (loss) from discontinued operations	(140,354)	332
Adjustments to reconcile net loss from continuing operations to net cash and cash equivalents used by operating activities:
Common stock issued for services	5,931	3,184
Common stock issued from employee stock plan	6,996	9,102
Accrued interest on notes payable to related parties	15,448	16,026
Derivative expense (income)	(122,406)	(27,180)
(Increase) decrease in:
Prepaid expenses and other current assets	(2,409)	(3,252)
Increase (decrease) in:
Accounts payable and accrued expenses	193,887	68,182
Payable to related parties	3,000	-
Net cash used by operating activities from continuing operations	(105,165)	(131,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	91,200
Proceeds from issuance of notes payable to related parties	49,928	-
Net cash provided by financing activities from continuing operations	49,928	91,200

Net cash used by continuing operations	(55,237)	(40,763)

CASH FLOWS - DISCONTINUED OPERATIONS:
Net cash provided by operating activities of discontinued operations	29,756	72,068
Net cash used in investing activities of discontinued operations	-	(24,102)
Net cash used in financing activities of discontinued operations	(3,293)	(3,194)
Net cash provided by discontinued operations	26,463	44,772

Net (decrease) increase in cash and cash equivalents	(28,774)	4,009
Less: net (decrease) increase in cash and cash equivalents from discontinued operations	(26,573)	4,080
Net (decrease) increase in cash and cash equivalents from continuing operations	(2,201)	(71)

Cash and cash equivalents, beginning of the year	2,616	1,060

Cash and cash equivalents, end of the year	$415	$989

SUPPLEMENTAL CASH FLOW INFORMATION:
Continuing operations
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Discontinued operations
Cash paid for interest	$3,221	$2,643
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Common stock issued for conversion of convertible notes payable	$72,200	$45,000
Settlement of derivative liability from conversion of convertible notes payable	$69,271	$41,933
NON-CASH FINANCING AND INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS:
Acquisition of ROU asset - finance lease	$-	$182,041
Acquisition of ROU asset - operating lease	$-	$29,655

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

On March 26, 2020, the Company announced in a current report on Form 8-k that its operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world and thus the Company’s business operations have been disrupted and it was unable to timely prepare the Company’s financial statements for the 2019 fiscal year. As such, the Company would be making use of the 45-day grace period provided by the SEC’s Order and available filing extension to delay filing of its Annual Report. Around this time, the Company also suspended its operations, laid off all of its employees and ceased to generate any revenue.

As a result of the insufficient cash flows from the operations of our subsidiaries as well as the disruption of our business from the COVID-19 pandemic, as of March 31, 2020, the Company discontinued the operations of all of its wholly-owned subsidiaries. The financial results for these subsidiaries have been presented as discontinued operations in the accompanying consolidated financial statements.

On March 31, 2020, Richard K. Pertile resigned his position as Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer for the Company. On the same date, the Company filed a current report on Form 8-k to announce that it issued in escrow 1,475,000 shares of the Company’s Series B Convertible Preferred Stock (the “Preferred Stock”) to ORCIM Financial Holdings, LLC (“OFH”). Each share of the Preferred Stock has fifty (50) votes per share and may be converted into fifty (50) $0.001 par value common shares. As of March 31, 2020, the Company had 43,290,324 shares of its common stock issued and outstanding. There were no other shares of any capital stock outstanding except for the common stock and Preferred Stock. As the result of the issuance of the Preferred Stock and, upon satisfaction of the terms of the Acquisition Agreement, OFH would have voting control over the Company with 73,750,000 votes on all matters submitted to stockholders for a vote. The parties agree that the change in control would not be effective until all conditions of the Acquisition Agreement are satisfied, including, but not limited to, the acquisition of funding by OFH to satisfy certain debts of the Company and the resignation of its existing board of directors. On May 20, 2020, the Company’s existing board of directors resigned.

Pursuant to the terms of the Acquisition Agreement, the parties agree that the Company will transfer to Richard K. Pertile (“Pertile”), our former CEO, all the issued and outstanding shares of each of the Company’s wholly-owned subsidiaries, and Pertile agreed to forgive all amounts due him or his related parties from the Company. The forgiveness of debt was approximately $910,000 and the value of the net assets of the subsidiaries was approximately $267,000 (net of $240,000 of liabilities). The Acquisition Agreement also specified which accounts payable, accrued liabilities and convertible notes would remain as liabilities of the Company. OFH has agreed to the payment of the following liabilities:

Professional fees	$110,000
Accounts payable	28,050
Accrued compensation to our former CEO	187,000
Accrued compensation to our former COO	91,000
Convertible notes	250,000
$666,050

As of the date of the issuance of the consolidated financial statements, the Company settled professional fees in the amount of $110,000 and other liabilities remained outstanding.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

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

On March 31, 2020, Mr. Larnell C. Simpson, Jr., was appointed as a director for Acacia Diversified Holdings, Inc. (the “Company”). Mr. Simpson also was appointed to the position of Vice President.

On May 20, 2020, directors Danny Gibbs, Neil B. Gholson and Dr. Richard Paula each resigned their respective positions as a director for Acacia Diversified Holdings, Inc.

NOTE 2 – GOING CONCERN

Based on operating losses and negative cash from operations and the discontinued operations of the Company’s operations, substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plan in this regard is to find new operations to enter into and focus on building profitable operations. To finance operations while it finds new operations, the Company will continue financing activity such as entering into loan agreements and issuing new shares of the Company’s common stock. Therefore, the Company expects to continue to incur operating losses and to incur professional fees to maintain its reporting company status. Until such time that the Company is able to generate revenue and become profitable or find new sources of capital, the Company will find it difficult to continue to meet its obligations as they come due.  There can be no assurance that the Company will be successful in its efforts to raise capital, or if it were successful in raising capital, that it would be successful in meeting its business plans.  Management’s plans include attempting to raise funds from the public through an equity offering of the Company’s common stock and identifying and developing new opportunities. However, the recent COVID-19 pandemic has presented unprecedented challenges to businesses and the investing landscape around the world. Therefore, there can be no assurance that Management’s plans will be successful.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses for all periods presented and has a substantial accumulated deficit. As of March 31, 2020, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, which consist solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The consolidated financial statements and notes thereto are presented as prescribed by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2019 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on June 26, 2020. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month period ended March 31, 2020 and 2019, (b) the financial position at March 31, 2020 and (c) cash flows for the three-month period ended March 31, 2020 and 2019.

As a result of the insufficient cash flows from the operations of our subsidiaries as well as the disruption of our business from the COVID-19 pandemic, as of March 31, 2020, the Company discontinued the operations of all of its wholly-owned subsidiaries. The financial results for these subsidiaries have been presented as discontinued operations in the accompanying consolidated financial statements. For the three months ended March 31, 2020 and 2019, all gains and losses on disposition, impairment charges and disposal costs, along with the sales, costs and expenses and income taxes attributable to discontinued operations, have been aggregated in a single caption entitled “Income (loss) from discontinued operations, net of tax” in our consolidated statements of operations for all periods presented.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Acacia Diversified Holdings, Inc. and its wholly-owned subsidiaries, MariJ Pharmaceuticals, Inc, Canna-Cures Research & Development Center, Inc., Eufloria Medical of Tennessee, Inc., Medahub Operations Group, Inc. and Medahub, Inc. All significant intercompany accounts and transactions are eliminated in consolidation. As a result of the insufficient cash flows from the operations of our subsidiaries as well as the disruption of our business from the COVID-19 pandemic, as of March 31, 2020, the Company discontinued the operations of all of its wholly-owned subsidiaries. The financial results for these subsidiaries have been presented as discontinued operations in the accompanying consolidated financial statements. For the three months ended March 31, 2020 and 2019, all gains and losses on disposition, impairment charges and disposal costs, along with the sales, costs and expenses and income taxes attributable to discontinued operations, have been aggregated in a single caption entitled “Income (loss) from discontinued operations, net of tax” in our consolidated statements of operations for all periods presented.

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

RECLASSIFICATION

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

As of March 31, 2020, the Company discontinued the operations of Medahub and presented its assets, liabilities and results of operations as part of discontinued operations in the consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

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

As a result, the Company recorded its right-of-use assets and corresponding lease liabilities on its balance sheet beginning January 1, 2019. As of March 31, 2020, the Company discontinued the operations of its subsidiaries and presented the right-of-use assets and related liabilities and results of operations as part of discontinued operations in the consolidated financial statements.

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

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

As of March 31, 2020, the Company discontinued the operations of its subsidiaries and presented the results of operations of the subsidiaries as part of discontinued operations in the consolidated financial statements.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable represents amounts due from customers for extraction services performed. Allowance for uncollectible accounts receivable is estimated based on the aging of the accounts receivable and management estimate of uncollectible amounts.  At March 31, 2020 and December 31, 2019, the Company did not provide for an allowance for doubtful accounts. As of March 31, 2020, the Company discontinued the operations of its subsidiaries and presented its accounts receivable as asset of discontinued operations in the consolidated financial statements.

INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined using the average cost method. The Company’s inventory consists of raw materials and finished goods. Cost of inventory includes cost of ingredients, labor, quality control and all other costs incurred to bring our inventories to condition ready to be sold. As of March 31, 2020, the Company discontinued the operations of its subsidiaries and presented its inventories as assets of discontinued operations in the consolidated financial statements.

DEFERRED FARM EXPENSE

The Company's subsidiary EMT grows hemp plants in both its indoor and outdoor facility. In accordance with Accounting Standards Codification 905 - Agriculture, all direct and indirect costs of growing the plants are accumulated until the time of harvest. These deferred cost cannot exceed the realizable value of the oil processed from the hemp plants. Crop costs such as soil preparation incurred before planting are deferred and allocated to the growing crop. Deferred farm expense is included as inventory costs. As of March 31, 2020, the Company discontinued the operations of its subsidiaries and presented its deferred farm expense as asset of discontinued operations in the consolidated financial statements.

DEBT DISCOUNT

The Company incurred debt discount related to the issuance of convertible promissory notes, as described in Note 6. The discount was recognized in its entirety as interest expense rather than amortized over the life of the convertible promissory note. The immediate recognition did not yield materially different result.

DEBT ISSUANCE COSTS

The Company incurred direct costs associated with the issuance of convertible promissory notes, as described in Note 6. The Company recognized these costs as interest expense.

STOCK BASED COMPENSATION

The Company accounts for stock-based compensation under Accounting Standards Codification 718 - Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date and recognized over the period during which an employee is required to provide services (requisite service period). An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense during the three months ended March 31, 2020 and 2019.

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

MARCH 31, 2020

(UNAUDITED)

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

During the three months ended March 31, 2020, the board of directors approved the following issuances of the Company’s restricted common stock to consultants, employees, and directors for services rendered:

1.	2,000 shares to a consultant for services rendered, valued at $44.
2.	250,000 shares to the Company's board of directors for services rendered, valued at $5,451.
3.	40,000 shares issued to employees from the employee stock plan, valued at $6,996.
4.	20,000 shares issued to an employee for services rendered, valued at $436.

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

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes Payable to Related Parties

The Company entered into the following promissory notes payable to its former CEO during the year ended December 31, 2019 and during the three months ended March 31, 2020:

Note Date		Note Balance 12/31/18	New Loan	Note Conversion	Note Balance 12/31/19	New Loan	Note Conversion	Note Balance 3/31/2020

September 2017		$558,400	$-	$-	$558,400	$-	$-	$558,400
March 2018		72,000	-	(72,000)	-	-	-	-
April 2018		42,000	-	(42,000)	-	-	-	-
August 2018		70,000	-	-	70,000	-	-	70,000
November 2018		20,000	-	-	20,000	-	-	20,000
December 2018		50,000	-	-	50,000	-	-	50,000
May 2019	(1)	-	10,000	-	10,000	-	-	10,000
June 2019	(2)	-	25,000	-	25,000	-	-	25,000
December 2019	(3)	-	19,000	-	19,000	-	-	19,000
February 2020	(4)	-	-	-	-	40,000	-	40,000
March 2020	(5)	-	-	-	-	9,928	-	9,928
								-
		$812,400	$54,000	$(114,000)	$752,400	$49,928	$-	$802,328

Note Date		Accrued Interest 12/31/18	Interest Expense	Interest Conversion	Accrued Interest 12/31/19	Interest Expense	Interest Conversion	Accrued Interest 3/31/2020

September 2017		$56,544	$44,672	$-	$101,216	$11,137	$-	$112,353
March 2018		4,402	7,196	(11,598)	-	-	-	-
April 2018		2,333	4,198	(6,531)	-	-	-	-
August 2018		2,169	5,600	-	7,769	1,396	-	9,165
November 2018		184	1,600	-	1,784	399	-	2,183
December 2018		142	4,000	-	4,142	997	-	5,140
May 2019	(1)	-	508	-	508	199	-	708
June 2019	(2)	-	1,134	-	1,134	499	-	1,633
December 2019	(3)	-	75	-	75	379	-	454
February 2020	(4)	-	-	-	-	403	-	403
March 2020	(5)	-	-	-	-	39	-	39

		$65,774	$68,983	$(18,129)	$116,629	$15,448	$-	$132,077

(1) In May 2019, the Company entered into an unsecured promissory note agreement with its former CEO and his spouse, in the amount of $10,000. The promissory note bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 90 days from the date of the note. The Company accrued interest on these notes in the amount of $708 through March 31, 2020.

(2) In June 2019, the Company entered into an unsecured promissory note agreement with its former CEO and his spouse, in the amount of $25,000. The promissory note bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 90 days from the date of the note. The Company accrued interest on these notes in the amount of $1,633 through March 31, 2020.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

(3) In December 2019, the Company entered into an unsecured promissory note agreement with its former CEO and his spouse, in the amount of $19,000. The promissory note bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 90 days from the date of the note. The Company accrued interest on these notes in the amount of $454 through March 31, 2020.

(4) In February 2020, the Company entered into an unsecured promissory note agreement with one of its former director, in the amount of $40,000. The promissory note bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 30 days from the date of the note. The Company accrued interest on these notes in the amount of $403 through March 31, 2020.

(5) In March 2020, the Company entered into two unsecured promissory notes agreements with its former CEO and his spouse, in the amounts of $2,500 and $7,428. The promissory notes bear interest at a rate of 8% per annum. The principle balance and accrued interest is due 30 days from the dates of the notes. The Company accrued interest on these notes in the amount of $39 through March 31, 2020.

As a result, the total principle amount of notes payable to related parties from continuing operations was $802,328 and $752,400, at March 31, 2020 and December 31, 2019, respectively. Accrued interest on these notes payable to related parties from continuing operations was $132,077 and $116,629, at March 31, 2020 and December 31, 2019, respectively.

Payable to Related Parties

Payable to related parties from continuing operations consisted of the followings at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Short term loan from related entity (1)	$35,348	$26,348
Auto allowances owed to former CEO (2)	12,000	9,000
Payable to Related Parties from continuing operations	$47,348	$35,348

(1) In 2017, the Company received a working capital advance of $74,348 from a related entity. These advances are non-interest bearing and were intended as short term capital advances. The remaining balances have been included in payable to related parties as current liabilities on the consolidated balance sheets at March 31, 2020 and December 31, 2019.

(2) On May 1, 2016, the Company entered into an employment agreement with its former CEO. The term of the employment is through December 31, 2019. The agreement provided for a monthly automobile allowance of $1,000 to the former CEO.

In May 2019, the board of directors approved issuance of 200,000 shares of the Company's restricted common stock to the Company's former CEO to settle the accrued automobile allowance expense in the amount of $8,000. As a result, $12,000 and $9,000 remained owed to the Company’s CEO at March 31, 2020 and December 31, 2019, respectively.

During the three months ended March 31, 2020 and 2019, expenses from continuing operations related to the automobile allowances totaled $0 and $3,000, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses of continuing operations consisted of the followings at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Accounts payable to vendors	$145,661	$965
Payroll taxes payable	65,414	63,206
Accrued salaries and bonuses	247,992	207,062
Accrued interest on notes payable	17,525	11,472
Accounts payable and accrued expenses of continuing operations	$476,592	$282,705

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 6 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY

On June 13, 2019, the Company issued a convertible promissory note ("Note 3") for $93,500. Note 3 was discounted at $85,000 and the Company received net proceeds of $82,000 after incurring $3,000 of debt issuance costs. The note bears an interest rate at 10% per annum, and principal and accrued interest is due on the maturity date of June 13, 2020. The conversion option price associated with the note has a 25% discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the Black Scholes valuation model to determine the fair value of the conversion option. At the issuance date, the Company recorded a derivative expense and derivative liability of $151,264. At the end of each reporting period, the Company revalued the derivative liability and recorded the change in this value as additional derivative expense. The Company recognized $35,005 and $0 as derivative income for the three months ended March 31, 2020 and 2019, respectively. The derivative liability was valued at $7,652 at March 31, 2020. As of March 31, 2020, the holder of Note 3 converted principle amount of $84,200 of the note to 3,644,781 shares of the Company’s common stock.

On July 12, 2019, the Company issued a convertible promissory note ("Note 4") for $91,300. Note 4 was discounted at $83,000 and the Company received net proceeds of $80,000 after incurring $3,000 of debt issuance costs. The note bears an interest rate at 10% per annum, and principal and accrued interest is due on the maturity date of July 12, 2020. The conversion option price associated with the note has a 25% discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the Black Scholes valuation model to determine the fair value of the conversion option. At the issuance date, the Company recorded a derivative expense and derivative liability of $117,886. At the end of each reporting period, the Company revalued the derivative liability and recorded the change in this value as additional derivative expense. The Company recognized $46,675 and $0 as derivative income for the three months ended March 31, 2020 and 2019, respectively. The derivative liability was valued at $83,158 at March 31, 2020.

On October 10, 2019, the Company issued a convertible promissory note ("Note 5") for $91,300. Note 5 was discounted at $83,000 and the Company received net proceeds of $80,000 after incurring $3,000 of debt issuance costs. The note bears an interest rate at 10% per annum, and principal and accrued interest is due on the maturity date of October 10, 2020. The conversion option price associated with the note has a 25% discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the Black Scholes valuation model to determine the fair value of the conversion option. At the issuance date, the Company recorded a derivative expense and derivative liability of $128,642. At the end of each reporting period, the Company revalued the derivative liability and recorded the change in this value as additional derivative expense. The Company recognized $40,725 and $0 as derivative income for the three months ended March 31, 2020 and 2019, respectively. The derivative liability was valued at $98,843 at March 31, 2020.

Liability measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2020 and December 31, 2019 is as follows:

	Fair Value Measurement at March 31, 2020 (1) Using Level 2
	Note 3	Note 4	Note 5	Total
Liability:
Derivative liability	$7,652	$83,158	$98,843	$189,653
Total liability	$7,652	$83,158	$98,843	$189,653

	Fair Value Measurement at December 31, 2019 (1) Using Level 2
	Note 3	Note 4	Note 5	Total
Liability:
Derivative liability	$111,928	$129,833	$139,569	$381,330
Total liability	$111,928	$129,833	$139,569	$381,330

(1) The Company did not have any assets or liabilities measured at fair value using Level 1 or 3 of the fair value hierarchy as of March 31, 2020 and December 31, 2019.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis during the three months ended March 31, 2020 and the year ended December 31, 2019:

	Note 1	Note 2	Note 3	Note 4	Note 5	Total
Balance at December 31, 2018	$138,218	$58,300	$-	$-	$-	$196,518
Variable conversion feature in convertible notes payable	-	-	151,264	117,886	128,642	397,792
Change in fair value	58,502	14,250	(25,489)	11,947	10,926	70,136
Conversion of derivative liability to equity from note conversion	(196,719)	(72,550)	(13,847)	-	-	(283,117)
Balance at December 31, 2019	-	(0)	111,928	129,833	139,568	381,329
Variable conversion feature in convertible notes payable	-	-	-	-	-	-
Change in fair value	-	-	(35,005)	(46,675)	(40,725)	(122,405)
Conversion of derivative liability to equity from note conversion	-	-	(69,271)	-	-	(69,271)
Balance at March 31, 2020	$-	$(0)	$7,652	$83,158	$98,843	$189,653

Since the issuance of Note 3, the note holder elected to convert the principle amount of $84,200 of Note 3 into the Company's common stock on the following dates, at the respective conversion prices, resulting in the following number of shares issued to the note holder:

Date of Conversion of Note 3	Amounts Converted	Conversion Price	Number of Shares Issued
Principle conversion
December 23, 2019	$12,000	$0.0480	250,000
January 6, 2020	$15,000	$0.0465	322,581
January 27, 2020	$15,000	$0.0338	443,787
February 4, 2020	$20,000	$0.0338	591,716
March 6, 2020	$22,200	$0.0109	2,036,697

Total amount converted	$84,200		3,644,781

NOTE 7 – STOCKHOLDERS’ DEFICIT

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

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

As a result of a change in control, on March 31, 2020, the Company issued in escrow 1,475,000 shares of the Company’s Series B Convertible Preferred Stock (the “Preferred Stock”) to ORCIM Financial Holdings, LLC (“OFH”). Each share of the Preferred Stock has fifty (50) votes per share and may be converted into fifty (50) $0.001 par value common shares. As of March 31, 2020, the Company had 43,290,324 shares of its common stock issued and outstanding. There were no other shares of any capital stock outstanding except for the common stock and Preferred Stock. As the result of the issuance of the Preferred Stock and, upon satisfaction of the terms of the Acquisition Agreement, OFH would have voting control over the Company with 73,750,000 votes on all matters submitted to stockholders for a vote. The parties agree that the change in control would not be effective until all conditions of the Acquisition Agreement are satisfied, including, but not limited to, the acquisition of funding by OFH to satisfy certain debts of the Company and the resignation of its existing board of directors. On May 20, 2020, the Company’s existing board of directors resigned.

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

On March 31, 2020, Mr. Larnell C. Simpson, Jr., was appointed as a director for Acacia Diversified Holdings, Inc. (the “Company”). Mr. Simpson also was appointed to the position of Vice President.

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

During the three months ended March 31, 2020, the Company issue 3,706,781 shares of its restricted common stock as follows:

1.	2,000 shares to a consultant for services rendered, valued at $44.
2.	250,000 shares to the Company's board of directors for services rendered, valued at $5,451.
3.	40,000 shares issued to employees from the employee stock plan, valued at $6,996.
4.	20,000 shares issued to an employee for services rendered, valued at $436.
5.	3,394,781 shares issued to the convertible notes holder who elected to convert principle amount of $72,200 and extinguish $69,271 of derivative liability, into the Company's common stock.

Warrants and Options

At March 31, 2020, 20,000 options were outstanding and there were no warrants outstanding. The Company did not issue any common stock purchase warrants or options during the three months ended March 31, 2020 and 2019.

Restricted Stock Awards to Key Employees

In March 2017, the board of directors approved issuance of 100,000 shares of the Company’s restricted common stock to its key employees. The award is subject to a four or five-year vesting requirements, i.e. the requisite service period. The shares are issued as the vesting restriction lapses. The Company valued these shares at fair value on commitment date which is the date on which the employee accepted the award and recorded stock based compensation expense over the requisite service period. Stock based compensation expense for these awards for the three months ended March 31, 2020 and 2019 was $6,996 and $9,102, respectively.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 8 – COMMITMENTS

At March 31, 2020, the Company owed its former CEO $103,845 of unpaid salary, $52,500 of accrued bonus and $12,000 of unpaid automobile allowance. The employment agreement was renewed through June 30, 2020 at an annual salary of $150,000 and continued to provide for a monthly automobile allowance of $1,000. The employment agreement was effectively terminated as a result of the change in control but these amounts remained outstanding as part of the Company’s continuing operations.

At March 31, 2020, the Company owed its former COO $12,085 of unpaid salary and $79,562 of accrued bonus. The employment agreement was renewed through June 30, 2020 at an annual salary of $96,000. The employment agreement was effectively terminated as a result of the change in control but these amounts remained outstanding as part of the Company’s continuing operations.

In August 2016, the Company entered into a licensing agreement to use exclusively a brand name for one of its subsidiary’s products for five years. Pursuant to the terms of the agreement, the Company issued 2,000 shares of its restricted common stock to the brand owner at the beginning of the agreement and 2,000 shares at the end of each of the next four years. At March 31, 2020, there remains 2,000 shares to be issued to the brand owner.

NOTE 9 – DISCONTINUED OPERATIONS

As a result of the insufficient cash flows from the operations of our subsidiaries as well as the disruption of our business from the COVID-19 pandemic, as of March 31, 2020, the Company discontinued the operations of all of its wholly-owned subsidiaries. The financial results for these subsidiaries have been presented as discontinued operations in the accompanying consolidated financial statements.

On March 31, 2020, Richard K. Pertile resigned his position as Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer for the Company. On the same date, the Company filed a current report on Form 8-k to announce that it issued in escrow 1,475,000 shares of the Company’s Series B Convertible Preferred Stock (the “Preferred Stock”) to ORCIM Financial Holdings, LLC (“OFH”). Each share of the Preferred Stock has fifty (50) votes per share and may be converted into fifty (50) $0.001 par value common shares. As of March 31, 2020, the Company had 43,290,331 shares of its common stock issued and outstanding. There were no other shares of any capital stock outstanding except for the common stock and Preferred Stock. As the result of the issuance of the Preferred Stock and, upon satisfaction of the terms of the Acquisition Agreement, OFH would have voting control over the Company with 73,750,000 votes on all matters submitted to stockholders for a vote. The parties agree that the change in control would not be effective until all conditions of the Acquisition Agreement are satisfied, including, but not limited to, the acquisition of funding by OFH to satisfy certain debts of the Company and the resignation of its existing board of directors. On May 20, 2020, the Company’s existing board of directors resigned.

Pursuant to the terms of the Acquisition Agreement, the parties agree that the Company will transfer to Richard K. Pertile (“Pertile”), our former CEO, all the issued and outstanding shares of each of the Company’s wholly-owned subsidiaries and Pertile agreed to forgive all amounts due him or his related parties from the Company. The forgiveness of debt was approximately $910,000 and the value of the net assets of the subsidiaries was approximately $267,000 (net of $240,000 of liabilities). The Acquisition Agreement also specified which accounts payable, accrued liabilities and convertible notes would remain as liabilities of the Company. OFH has agreed to the payment of the followings:

Professional fees	$110,000
Accounts payable	28,050
Accrued compensation to our former CEO	187,000
Accrued compensation to our former COO	91,000
Convertible notes	250,000
$666,050

As of the date of the issuance of the consolidated financial statements, the Company settled professional fees in the amount of $110,000 and other liabilities remained outstanding.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheets as of March 31, 2020 and December 31, 2019, and consist of the following:

	March 31, 2020	December 31, 2019
CURRENT ASSETS OF DISCONTINUED OPERATIONS:
Cash	$576	$27,149
Accounts receivable	-	52,461
Inventories (1)	30,686	46,197
Prepaid expenses and other current assets	557	3,560
Property and equipment, net of accumulated depreciation of $454,548 in 2020 (2)	313,105	-
Deposits	3,810	-
ROU asset - finance lease, net of accumulated amortization of $18,598 in 2020 (3)	159,040	-
Total Current Assets of Discontinued Operations	507,774	129,367

NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS:
Property and equipment, net of accumulated depreciation of $417,144 in 2019 (2)	-	350,509
Deposits	-	3,810
ROU asset - finance lease, net of accumulated amortization of $14,879 in 2019 (3)	-	162,759
Total Non-Current Assets of Discontinued Operations	-	517,078

TOTAL ASSETS OF DISCONTINUED OPERATIONS	$507,774	$996,954

CURRENT LIABILITIES OF DISCONTINUED OPERATIONS:
Accounts payable and accrued expenses (4)	$31,218	$113,560
Current portion of long-term debt (5)	14,130	4,359
Current portion of lease liability - finance lease (3)	171,060	9,008
Payable to related parties (6)	24,420	33,420
Total Current Liabilities of Discontinued Operations	240,828	160,347

LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS:
Long-term debt (5)	-	10,861
Lease liability - finance lease (3)	-	164,255
Total Long-term Liabilities of Discontinued Operations	-	175,116

TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$240,828	$335,463

(1) Inventories

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

The Company’s inventories of the discontinued operations consisted of the followings at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Raw materials	$32,294	$32,294
Finished goods (isolates, tinctures, capsules, etc.)	13,392	13,903
Inventory valuation allowance	(15,000)	-
Inventory of discontinued operations	$30,686	$46,197

As a result of suspending its operations and the increasingly competitive market for its products, the Company provided a valuation allowance of $15,000 to reduce the cost of its inventory to its estimated net realizable value.

(2) Property and equipment

Property and equipment of the discontinued operations consisted of the followings at March 31, 2020 and December 31, 2019:

	03/31/2020	12/31/2019
Computer equipment	$7,582	$7,582
Website	7,000	7,000
Furniture & equipment	557,273	557,273
Farm equipment	52,295	52,295
Farm improvement	61,495	61,495
Leasehold improvement	82,008	82,008
Total property and equipment	767,653	767,653
Less accumulated depreciation	(454,548)	(417,144)
Net property and equipment of discontinued operations	$313,105	$350,509

Depreciation expense from discontinued operations for the three months ended March 31, 2020 and 2019 were $37,404 and $36,901, respectively.

(3) Right-of-use assets and lease liabilities

Short term lease

The Company recognizes its office lease in Florida with an initial term of 12 months or less as a short-term lease. Lease payments associated with short-term lease are expensed as incurred in operating lease expense and are not included in our calculation of right-of-use assets or lease liabilities. Operating lease expense for discontinued operations related to short-term lease was $4,199 and $2,895 for the three months ended March 31, 2020 and 2019, respectively. This short-term lease was terminated in July 2020.

Operating lease

The Company entered into a lease agreement to lease its retail space in Tennessee in October 2017 with a lease term of 24 months. The lease contains a renewal option to extend the term for two additional years. The lease expired on November 30, 2019 and the Company notified the landlord that it would not renew the lease. Rent for the discontinued operations for the first twelve months was $2,500 per month and $2,550 for the next twelve months. In applying ASC 842, the Company uses a lease term of 24 months and an incremental borrowing rate of 5.99% which was the borrowing rate on a finance lease (discussed below).

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

Finance lease

The board of directors approved for the Company to enter into a lease to lease this property from the Company's former CEO, effective June 1, 2018. The term of the lease was for one year with an automatic renewal term of one year. The lease also contained an option for the Company to purchase the property from the Company's former CEO. The lease required the Company to pay all expenses related to the acquisition and operation of the property, including but not limited to the Company's former CEO's personal incremental borrowing costs, repairs and maintenance, real estate taxes, licenses and permits, utilities, etc.

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

ROU asset - finance lease - land	$37,530
ROU asset - finance lease - improvement	148,787
ROU asset - finance lease obtained in exchange for lease liability - finance lease	186,317
Cumulative effect adjustment to ROU asset - finance lease on adoption date	(8,679)
Amortization of ROU asset - finance lease	(18,598)
ROU asset - finance lease at March 31, 2020	$159,040

Lease liability - finance lease on adoption date	$186,318
Cumulative effect adjustment to ROU lease liability - finance lease on adoption date	(4,277)
Payments on lease liability - finance lease	(10,981)
Lease liability - finance lease on March 31, 2020	$171,060

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

Interest expense related to lease liability - finance lease was $2,515 and $2,643 for the three months ended March 31, 2020 and 2019, respectively.

Amounts of lease liability - finance lease matures over the next five years:
Twelve Months Ended March 31,
2021	$9,140
2022	9,687
2023	10,268
2024	10,883
2025 and thereafter	131,082
$171,060

Variable lease expense was $9,671 and $7,720, for the three months ended March 31, 2020 and 2019, respectively.
Weighted average remaining lease term	13 years
Weighted average discount rate	5.99%

(4) Accounts payable and accrued expenses

Accounts payable and accrued expense of discontinued operations consisted of the followings at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Accounts payable to vendors	$113,560	$31,218
Accounts payable and accrued expenses	$113,560	$31,218

(5) Long-term debt

In June 2018, the Company entered into a financing agreement to finance the purchase of a farm tractor for its discontinued operations. The financing agreement was secured by the tractor. The total amount financed was $21,794 at 0% interest per annum. The first monthly payment of $363 began in July 2018 and continued for 60 months. The following is the total payment amounts for the next four years:

Twelve Months ending March 31,
2021	$4,359
2022	4,359
2023	4,359
2024	1,053
$14,130

The current and long-term portions of principle amounts due are as follow:

Amount of principle due in the next 12 months	$4,359
Long term portion of principle due	9,771
Total principle amounts due from discontinued operations	$14,130

(6) Payable to related parties

Payable to related parties from continuing operations consisted of the followings at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Short term loan from related entity (a)	$24,420	$33,420
Payable to Related Parties from discontinuing operations	$24,420	$33,420

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

(a) In 2017, the Company received a working capital advance of $74,348 from a related entity. These advances are non-interest bearing and were intended as short term capital advances. The remaining balances have been included in payable to related parties as current liabilities of discontinued operations on the consolidated balance sheets at March 31, 2020 and December 31, 2019.

In January 2020, the Company’s former CEO provided a short term advance in the amount of $18,000 for working capital for the discontinued operations. The Company repaid the advance to the former CEO in the same month.

In accordance with the provisions of ASC 205-20, we have not included the results of operations from discontinued operations in the results of continuing operations in the consolidated statements of operations. The results of operations from discontinued operations for the three months ended March 31, 2020 and 2019, have been reflected as discontinued operations in the consolidated statements of operations for the three months ended March 31, 2020 and 2019, and consist of the following:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

REVENUE	$1,622	$163,505

COSTS OF GOODS SOLD
Costs of goods sold	73,220	48,742
Depreciation expense	36,883	23,457
	110,103	72,199

GROSS PROFIT (LOSS)	(108,481)	91,306

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Employee compensation expenses	1,805	29,105
General and administrative expenses (7)	22,263	44,146
Depreciation and amortization expense	4,241	17,163
	28,309	90,414

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(136,790)	892

OTHER INCOME (EXPENSE)
Interest expense	(3,221)	(2,643)
Other income (expense)	(343)	2,083
TOTAL OTHER EXPENSE	(3,564)	(560)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(140,354)	332
Income taxes	-	-

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	$(140,354)	$332

(7) Other Related Party Transactions

The board of directors approved for the Company to enter into a lease to lease this property from the Company's former CEO, effective June 1, 2018. The term of the lease was for one year with an automatic renewal term of one year. The lease required the Company to pay all expenses related to the acquisition and operation of the property, including but not limited to the Company's former CEO's personal incremental borrowing costs, repairs and maintenance, real estate taxes, licenses and permits, etc. For the three months ended March 31, 2020 and 2019, the Company incurred $9,864 and $7,720, respectively, in operating expenses of discontinued operations for this property.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued, and determined that there were no other material events to disclose, other than the followings:

On May 20, 2020, the Company announced that it had entered into an Acquisition Agreement and Plan of Share Exchange (“Acquisition Agreement”) with its former CEO Richard K. Pertile, its former board of directors, OFH and its managing member Jeff Bearden. Richard K. Pertile resigned his position as Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer for the Company, effective March 31, 2020. On the same date, the Company filed a current report on Form 8-k to announce that it issued in escrow 1,475,000 shares of the Company’s Series B Convertible Preferred Stock (the “Preferred Stock”) to ORCIM Financial Holdings, LLC (“OFH”). Each share of the Preferred Stock has fifty (50) votes per share and may be converted into fifty (50) $0.001 par value common shares. As of March 31, 2020, the Company had 43,290,324 shares of its common stock issued and outstanding. There were no other shares of any capital stock outstanding except for the common stock and Preferred Stock. As the result of the issuance of the Preferred Stock and, upon satisfaction of the terms of the Acquisition Agreement, OFH would have voting control over the Company with 73,750,000 votes on all matters submitted to stockholders for a vote. The parties agree that the change in control would not be effective until all conditions of the Acquisition Agreement are satisfied, including, but not limited to, the acquisition of funding by OFH to satisfy certain debts of the Company and the resignation of its existing board of directors. On May 20, 2020, the Company’s existing board of directors resigned.

Pursuant to the terms of the Acquisition Agreement, the parties agree that the Company will transfer to Richard K. Pertile (“Pertile”), our former CEO, all the issued and outstanding shares of each of the Company’s wholly-owned subsidiaries and Pertile agreed to forgive all amounts due him or his related parties from the Company. The forgiveness of debt was approximately $910,000 and the value of the net assets of the subsidiaries was approximately $267,000 (net of $240,000 of liabilities). The Acquisition Agreement also specified which accounts payable, accrued liabilities and convertible notes would remain as liabilities of the Company. OFH has agreed to the payment of the followings:

Professional fees	$110,000
Accounts payable	28,050
Accrued compensation to our former CEO	187,000
Accrued compensation to our former COO	91,000
Convertible notes	250,000
$666,050

As of the date of the issuance of the consolidated financial statements, the Company settled professional fees in the amount of $110,000 and other liabilities remained outstanding.

On May 20, 2020, directors Danny Gibbs, Neil B. Gholson and Dr. Richard Paula each resigned their respective positions as a director for Acacia Diversified Holdings, Inc.

On May 21, 2020, the Company issued a convertible promissory note ("Note 6") for $103,000. Note 6 was issued to settle professional fees due at a result of the change in control. The note bears an interest rate at 12% per annum, and principal and accrued interest is due on the maturity date of May 21, 2021. The conversion option price associated with the note has a 39% discount to the market price of the stock. The market price is based on the lowest trading price during a twenty day period prior to conversion. The note is convertible beginning on the 180th day following the date of the note. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company will bifurcate the conversion option, and utilize the Black Scholes valuation model to determine the fair value of the conversion option.

Subsequent to March 31, 2020, the holder of our convertible notes converted the remaining principle balance of Note 3 in the amount of $9,300 and accrued interest of $2,750 into 2,926,471 shares of the Company’s common stock. In addition, the holder of our convertible notes converted the principle balance of Note 4 in the amount of $21,300 into 6,264,705 shares of the Company’s common stock.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

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

Accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements, other than the followings.

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

General

These unaudited interim consolidated financial statements should be read in conjunction with the annual financial statements for the Company most recently completed fiscal year ended December 31, 2019. These unaudited interim consolidated financial statements do not include all disclosures required in annual financial statements, but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited interim consolidated financial statements have been prepared using the same accounting policies and methods as those used by the Company in the annual audited financial statements for the year ended December 31, 2019.

Discussion on the Company’s Operations and Recent Event

Prior to March 31, 2020, the Company had four wholly-owned subsidiaries, MariJ Pharmaceuticals, Inc. (“MariJ Pharma”), a Florida corporation, Canna-Cures Research & Development Center, Inc. (“Canna-Cures”), a Florida corporation, and Eufloria Medical of Tennessee, Inc. (“EMT”), a company incorporated in the state of Tennessee. In July 2018, the Company also announced the completion of its acquisition of Medahub Operations Group, Inc. and Medahub, Inc., technology companies (“Medahub”) incorporated in the state of Florida, complete with a current compounding pharmacy license in Florida. The Company’s primary source of revenue was from the extraction of medicinal hemp oil, from a non-psychoactive cannabis plant. All extraction services were provided in states where such services were deemed legal. The Company also had a hemp farm and a retail store in Tennessee, growing, manufacturing and selling hemp infused products. Revenue generated from retail sales was not material to the Company based on its operating model.

On March 26, 2020, the Company announced in a current report on Form 8-k that its operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world and thus the Company’s business operations have been disrupted and it was unable to timely review and prepare the Company’s financial statements for the 2019 fiscal year. As such, the Company would be making use of the 45-day grace period provided by the SEC’s Order and available filing extension to delay filing of its Annual Report. Around this time, the Company also suspended its operations, laid off all of its employees and ceased to generate any revenue.

As a result of the insufficient cash flows from the operations of our subsidiaries as well as the disruption of our business from the COVID-19 pandemic, as of March 31, 2020, the Company discontinued the operations of all of its wholly-owned subsidiaries. The financial results for these subsidiaries have been presented as discontinued operations in the accompanying consolidated financial statements.

On March 31, 2020, Richard K. Pertile resigned his position as Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer for the Company. On the same date, the Company filed a current report on Form 8-k to announce that it issued in escrow 1,475,000 shares of the Company’s Series B Convertible Preferred Stock (the “Preferred Stock”) to ORCIM Financial Holdings, LLC (“OFH”). Each share of the Preferred Stock has fifty (50) votes per share and may be converted into fifty (50) $0.001 par value common shares. As of March 31, 2020, the Company had 43,290,331 shares of its common stock issued and outstanding. There were no other shares of any capital stock outstanding except for the common stock and Preferred Stock. As the result of the issuance of the Preferred Stock and, upon satisfaction of the terms of the Acquisition Agreement, OFH would have voting control over the Company with 73,750,000 votes on all matters submitted to stockholders for a vote. The parties agree that the change in control would not be effective until all conditions of the Acquisition Agreement are satisfied, including, but not limited to, the acquisition of funding by OFH to satisfy certain debts of the Company and the resignation of its existing board of directors. On May 20, 2020, the Company’s existing board of directors resigned.

Pursuant to the terms of the Acquisition Agreement, the parties agree that the Company will transfer to Richard K. Pertile (“Pertile”), our former CEO, all the issued and outstanding shares of each of the Company’s wholly-owned subsidiaries and Pertile agreed to forgive all amounts due him or his related parties from the Company. The forgiveness of debt was approximately $910,000 and the value of the net assets of the subsidiaries was approximately $267,000 (net of $240,000 of liabilities). The Acquisition Agreement also specified which accounts payable, accrued liabilities and convertible notes would remain as liabilities of the Company. OFH has agreed to the payment of the followings:

Professional fees	$110,000
Accounts payable	28,050
Accrued compensation to our former CEO	187,000
Accrued compensation to our former COO	91,000
Convertible notes	250,000
$666,050

As of the date of the issuance of the consolidated financial statements, the Company settled professional fees in the amount of $110,000 and other liabilities remained outstanding.

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

On March 31, 2020, Mr. Larnell C. Simpson, Jr., was appointed as a director for Acacia Diversified Holdings, Inc. (the “Company”). Mr. Simpson also was appointed to the position of Vice President.

On May 20, 2020, directors Danny Gibbs, Neil B. Gholson and Dr. Richard Paula each resigned their respective positions as a director for Acacia Diversified Holdings, Inc.

Operating results for the three months ended March 31, 2020 and 2019:

Continuing Operations

For the three months ended March 31, 2019, selling, general and administrative expenses were $204,775, compared to $166,164 during the three months ended March 31, 2020, a decrease of $38,611 or 19%. The decrease in these expenses is primarily attributable to an decrease in salaries and wages for our former CEO and COO during the current period.

During the three months ended March 31, 2019, the Company incurred interest expense of $20,762, compared to $21,500 for the three months ended March 31, 2020, an increase of $738, or 4%. Interest expense remained consistent because the Company had comparable amounts of convertible notes and notes payable to related parties outstanding during both periods.

During the three months ended March 31, 2019, the Company recognized $27,180 of derivative income, compared to $122,406 derivative income for the three months ended March 31, 2020, an increase of $95,226, or 350%. The increase in the amount of outstanding convertible notes payable with variable conversion feature that gave rise to derivative liability, coupled with the reduction in our share price during the current period gave rise to derivative income and its increase.

As a result of the changes described above, the Company incurred a net loss from continuing operations of $198,357 for the three months ended March 31, 2019, compared to a net loss from continuing operations of $65,258 for the three months ended March 31, 2020, an decrease of $133,099, or 67%.

Based on operating losses and negative cash from operations and the discontinued operations of the Company’s operations, substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plan in this regard is to find new operations to enter into and focus on building profitable operations. To finance operations while it finds new operations, the Company will continue financing activity such as entering into loan agreements and issuing new shares of the Company’s common stock. Therefore, the Company expects to continue to incur operating losses and to incur professional fees to maintain its reporting company status. Until such time that the Company is able to generate revenue and become profitable or find new sources of capital, the Company will find it difficult to continue to meet its obligations as they come due.  There can be no assurance that the Company will be successful in its efforts to raise capital, or if it were successful in raising capital, that it would be successful in meeting its business plans.  Management’s plans include attempting to raise funds from the public through an equity offering of the Company’s common stock and identifying and developing new opportunities. However, the recent COVID-19 pandemic has presented unprecedented challenges to businesses and the investing landscape around the world. Therefore, there can be no assurance that Management’s plans will be successful.

Discontinued Operations

For the three months ended March 31, 2019, the Company’s subsidiaries generated revenues of $163,505 from operations, compared to $1,622 for the three months ended March 31, 2020, an decrease of $161,883 or 99%. The decrease in revenues was primarily due to no extraction contracts in the current period. The minimal revenues generated during the current period was from sale of hemp-infused products.

For the three months ended March 31, 2019, costs of goods sold was $72,199, compared to $110,103 for the three months ended March 31, 2020, an increase of $37,904, or 52%. Costs of goods sold was higher during the current period is primarily due to (1) the write down of inventory of $15,000 to its net realizable value, and (2) an increase in depreciation in property and equipment.

As a result of the changes in revenues and costs of goods sold discussed above, the Company’s subsidiaries gross margin decreased from a profit of $91,306, or 56% of revenues for the three months ended March 31, 2019 to a loss of $108,481, or (6,688%) of revenues for the three months ended March 31, 2020. The decrease in gross profit is primarily due to no extraction contracts.

For the three months ended March 31, 2019, selling, general and administrative expenses were $90,414, compared to $28,309 during the three months ended March 31, 2020, a decrease of $62,105, or 69%. The decrease in these expenses is primarily attributable to a gradual lay off of our workforce and the wind down of these operations.

During the three months ended March 31, 2019, the Company’s subsidiaries incurred interest expense of $2,643, compared to $3,221 for the three months ended March 31, 2020, an increase of $578, or 22%. Interest expense remained consistent and it is attributable to the subsidiaries’ finance lease obligation.

As a result of the changes in revenues, costs and expenses, the Company’s subsidiaries generated a net income from discontinued operations of $332 for the three months ended March 31, 2019, compared to a net loss from discontinued operations of $140,354 for the three months ended March 31, 2020, an decrease of $140,686, or 42,375%.

Liquidity and Capital Resources

Continuing Operations

The Company’s cash position at March 31, 2020 decreased by $2,201 to $415, as compared to a balance of $2,616, as of December 31, 2019. The net decrease in cash for the three months ended March 31, 2020 was primarily attributable to cash used by operating activities from increase in accounts payable and accrued expenses.

As of March 31, 2020, the Company had negative working capital of $1,375,299 compared to negative working capital of $1,475,211 at December 31, 2019, an increase of $99,912, attributable primarily to reporting its assets and liabilities from discontinued operations as current assets and current liabilities since these amounts are expected to be settled within the next twelve months.

Net cash used in operating activities of $96,165 during the three months ended March 31, 2020, was lower compared to the prior period of $133,613, primarily due to the wind down of the operations and an increase in accounts payable and accrued expenses during the current period.

Net cash provided by financing activities of $49,928 during the three months ended March 31, 2020, decreased by $41,272 compared to $91,200 during the three months ended March 31, 2019. In the current period, as the Company’s share price was decreasing, the Company turned to its related parties to generate cash flows from issuance of notes payable to related parties. In the prior period, the Company was able to generate cash flows through sale of its common stock.

During the three months ended March 31, 2020, the Company issued shares of its common stock to settle $72,200 of principle and accrued interest of its convertible notes payable and the related derivative liability of $69,271. During the three months ended March 31, 2019, the Company issued shares of its common stock to settle $45,000 of principle and accrued interest of its convertible notes payable and the related derivative liability of $41,933.

As reported in the accompanying consolidated financial statements, for the three months ended March 31, 2020 and 2019, the Company incurred net losses from continuing operations of $65,258 and $198,357, respectively. Management’s plan in this regard is to find new operations to enter into and focus on building profitable operations. To finance operations while it finds new operations, the Company will continue financing activity such as entering into loan agreements and issuing new shares of the Company’s common stock. Therefore, the Company expects to continue to incur operating losses and to incur professional fees to maintain its reporting company status. Until such time that the Company is able to generate revenue and become profitable or find new sources of capital, the Company will find it difficult to continue to meet its obligations as they come due.  There can be no assurance that the Company will be successful in its efforts to raise capital, or if it were successful in raising capital, that it would be successful in meeting its business plans.  Management’s plans include attempting to raise funds from the public through an equity offering of the Company’s common stock and identifying and developing new opportunities. However, the recent COVID-19 pandemic has presented unprecedented challenges to businesses and the investing landscape around the world. Therefore, there can be no assurance that Management’s plans will be successful.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from continuing operations for all periods presented and has a substantial accumulated deficit. As of March 31, 2020, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Discontinued Operations

The Company’s subsidiaries cash position at March 31, 2020 decreased by $26,573 to $576, as compared to a balance of $27,149, as of December 31, 2019. The net decrease in cash for the three months ended March 31, 2020 was attributable to cash used by operating activities through cash collected from accounts receivable, offset by payments on accounts payable and accrued expenses.

As of March 31, 2020, the Company’s subsidiaries had assets of $507,774 and liabilities of $240,828. These assets and liabilities from discontinued operations are reported as current assets and current liabilities since these amounts are expected to be settled within the next twelve months.

Net cash used in operating activities of $20,756 during the three months ended March 31, 2020 decreased by $52,962 compared to the prior period of $73,718, primarily due to decrease in operating expenses during the current period as the Company was winding down the operations of the subsidiaries.

Net cash used in investing activities was $24,102 during the three months ended March 31, 2019.

Net cash used by financing activities of $3,293 during the three months ended March 31, 2020 increased by $99 compared to $3,194 during the three months ended March 31, 2019. The Company’s subsidiaries financing activities consisted of monthly payments of long-term debt and its finance lease obligations which remained consistent during the periods.

During the three months ended March 31, 2019, the Company’s subsidiaries acquired a finance lease by assuming a lease liability in the amount of $182,041. In addition, it acquired an operating lease by assuming a lease liability in the amount of $29,655.

Financial Condition

The Company’s total assets at March 31, 2020 was $515,774, compared to total assets at December 31, 2019 of $654,237, a decrease of $138,463, or 21%. As a result of discontinuing its subsidiaries operations, the Company reclassified $507,774 and $129,367 of the subsidiaries assets as current assets of discontinued operations on March 31, 2020 and December 31, 2019, respectively, and $517,078 of the subsidiaries assets as non-current assets of discontinued operations on December 31, 2019.

Total liabilities at March 31, 2020 consisted of current liabilities of $1,891,073 and derivative liability of $189,653. Total liabilities at December 31, 2019 consisted of current liabilities of $1,611,529 and long-term liabilities of $556,446, a decrease of $87,249, or 4%. As a result of discontinuing its subsidiaries operations, the Company reclassified $240,828 and $160,347 of the subsidiaries liabilities as current liabilities of discontinued operations on March 31, 2020 and December 31, 2019, respectively, and $175,116 of the subsidiaries assets as non-current assets of discontinued operations on December 31, 2019.

The change in the Company’s financial condition is a result of winding down its operations in the three months ended March 31, 2020. The Company’s subsidiaries collected its accounts receivable, suspended its investments in the farm and leasehold improvements, wrote down its inventory to its net realizable value, suspended payments to its vendors, increased its borrowings from related parties while the convertible note holders converted some of the notes into the Company’s common stock. As a result of these changes, the Company’s cash position of its continuing operations decreased from $2,616 on December 31, 2019 to $415 on March 31, 2020. In addition, the Company’s subsidiaries’ cash position of discontinued operations decreased from $27,149 on December 31, 2019 to $576 on March 31, 2020.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were not effective. The controls were determined to be ineffective due to the lack of segregation of duties. In January 2017, the Company hired a part-time financial controller to assist with technical accounting issues and the preparation of the filings. However, until the Company begins generating sufficient revenues, it is unable to remediate the weakness. Despite the existence of material weaknesses, management believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three months ended March 31, 2020, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2020, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors

The Company is a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2020, the Company issue 3,706,781 shares of its restricted common stock as follows:

1.	2,000 shares to a consultant for services rendered, valued at $44.
2.	250,000 shares to the Company's board of directors for services rendered, valued at $5,451.
3.	40,000 shares issued to employees from the employee stock plan, valued at $6,996.
4.	20,000 shares issued to an employee for services rendered, valued at $436.
5.	3,394,781 shares issued to the convertible notes holder who elected to convert principle amount of $72,200 and extinguish $69,271 of derivative liability, into the Company's common stock.

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

Acacia Diversified Holdings, Inc.

Date: August 7, 2020	By:	/s/ Jeffrey D. Bearden
Jeffrey D. Bearden
Principal Executive Officer
Principal Financial Officer