Form 10-Q
period 2020-06-30
Acacia Diversified Holdings, Inc.
filed 2020-08-19
CIK 1001463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 14, 2020 is 54,283,309 common shares.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT ASSETS:
Cash	$421	$2,616
Prepaid expenses and other current assets	4,334	4,335
Current assets of discontinued operations	-	129,367
Total Current Assets	4,755	136,318

OTHER ASSETS
Deposits	-	841
Non-current assets of discontinued operations	-	517,078
	-	517,919

TOTAL ASSETS	$4,755	$654,237

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$388,778	$282,705
Convertible notes payable	264,300	264,100
Notes payable to related parties	-	752,400
Accrued interest on notes payable to related parties	-	116,629
Payable to related parties	10,525	35,348
Current liabilities of discontinued operations	-	160,347
Total Current Liabilities	663,603	1,611,529

LONG-TERM LIABILITY:
Derivative liability	237,055	381,330
Long-term liabilities of discontinued operations	-	175,116
Total Long-term Liability	237,055	556,446

Total Liabilities	900,658	2,167,975

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Series B Convertible preferred stock, $0.001 par value; 2,000,000 shares authorized; 1,475,000 shares issued and outstanding at June 30, 2020	1,475	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 52,481,499 and 39,583,543 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	52,482	39,584
Additional paid-in capital	6,915,499	6,706,657
Accumulated deficit	(7,865,359)	(8,259,979)
Total Stockholders' Deficit	(895,903)	(1,513,738)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,755	$654,237

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Employee compensation expenses	$-	$144,094	$97,304	$273,229
General and administrative expenses	24,906	30,016	93,766	105,656
	24,906	174,110	191,070	378,885

LOSS FROM OPERATIONS	(24,906)	(174,110)	(191,070)	(378,885)

OTHER INCOME (EXPENSE)
Derivative income (expense)	(79,894)	(214,308)	42,512	(187,128)
Interest expense	(19,255)	(25,544)	(40,755)	(46,306)
TOTAL OTHER INCOME (EXPENSE)	(99,149)	(239,852)	1,757	(233,434)

NET LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(124,055)	(413,962)	(189,313)	(612,319)
Income taxes	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(124,055)	(413,962)	(189,313)	(612,319)

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	(95,952)	(140,353)	(95,620)
Gain on disposal of net assets of discontinued operations	724,286	-	724,286	-
	724,286	(95,952)	583,933	(95,620)
Income taxes	-	-	-	-

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	724,286	(95,952)	583,933	(95,620)

NET INCOME (LOSS)	$600,231	$(509,914)	$394,620	$(707,939)

NET LOSS PER COMMON SHARE:

Net loss from continuing operations per common share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Net income from discontinued operations per common share - basic and diluted	$0.01	$(0.00)	$0.01	$(0.00)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$0.01	$(0.02)	$0.01	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	48,617,529	28,008,747	44,745,821	25,353,695

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(UNAUDITED)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total

Balance December 31, 2018 (audited)	21,813,625	$21,814	$5,692,055	$(6,666,649)	$(952,780)

Common stock issued for services	4,198,825	4,199	166,858	-	171,057

Common stock issued for conversion of convertible note	6,252,940	6,253	167,947	-	174,200

Settlement of derivative liability from conversion of convertible note	-	-	230,939	-	230,939

Employee stock plan compensation	40,000	40	45,378	-	45,418

Common stock issued for cash	760,000	760	90,440	-	91,200

Settlement of payable to related party	200,000	200	7,800	-	8,000

Settlement of notes payable and accrued interest with related party	3,074,592	3,075	119,909	-	122,984

Cumulative adjustments from adoption of ASC 842	-	-	-	(4,402)	(4,402)

Net loss	-	-	-	(707,939)	(707,939)

Balance June 30, 2019 (unaudited)	36,339,982	$36,341	$6,521,326	$(7,378,990)	$(821,323)

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2020

(UNAUDITED)

	Series B Convertible Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance December 31, 2019 (audited)	-	$-	39,583,543	$39,584	$6,706,657	$(8,259,979)	$(1,513,738)

Common stock issued for services	-	-	272,000	272	5,659	-	5,931

Common stock issued for conversion of convertible note	-	-	12,585,956	12,586	94,464	-	107,050

Settlement of derivative liability from conversion of convertible note	-	-	-	-	101,763	-	101,763

Employee stock plan compensation	-	-	40,000	40	6,956	-	6,996

Issuance of preferred stock	1,475,000	1,475	-	-	-	-	1,475

Net income	-	-	-	-	-	394,620	394,620

Balance June 30, 2020 (unaudited)	1,475,000	$1,475	52,481,499	$52,482	$6,915,499	$(7,865,359)	$(895,903)

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(189,313)	$(612,319)
Net income (loss) from discontinued operations	583,933	(95,620)
Adjustments to reconcile net loss from continuing operations to net cash and cash equivalents used by operating activities:
Common stock issued for services	5,931	171,057
Common stock issued from employee stock plan	6,996	45,418
Original issue discount on convertible note payable	-	8,500
Amortization of debt discount	-	3,000
Accrued interest on notes payable to related parties	(116,629)	30,187
Gain on disposition of net assets of discontinued operations	(724,286)	-
Derivative expense (income)	(42,512)	187,128
(Increase) decrease in:
Prepaid expenses and other current assets	841	-
Increase (decrease) in:
Accounts payable and accrued expenses	366,878	(32,096)
Payable to related parties	12,000	8,000
Net cash used by operating activities from continuing operations	(96,161)	(286,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	91,200
Proceeds from issuance of convertible note payable	-	82,000
Proceeds from issuance of notes payable to related parties	49,928	35,000
Net cash provided by financing activities from continuing operations	49,928	208,200

Net cash used by continuing operations	(46,233)	(78,545)

CASH FLOWS - DISCONTINUED OPERATIONS:
Net cash provided by operating activities of discontinued operations	20,182	144,531
Net cash used in investing activities of discontinued operations	-	(32,572)
Net cash used in financing activities of discontinued operations	(3,293)	(6,445)
Net cash provided by discontinued operations	16,889	105,514

Net (decrease) increase in cash and cash equivalents	(29,344)	26,969

Less: net (decrease) increase in cash and cash equivalents from discontinued operations	27,149	14,914
Net (decrease) increase in cash and cash equivalents from continuing operations	(2,195)	41,883

Cash and cash equivalents, beginning of the year	2,616	1,060

Cash and cash equivalents, end of the year	$421	$42,943

SUPPLEMENTAL CASH FLOW INFORMATION:
Continuing operations
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Discontinued operations
Cash paid for interest	$3,221	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Common issued to related party to settle accrued expense	$-	$8,000
Common issued to related party to settle notes payable and accrued interest	$-	$122,984
Common stock issued for conversion of convertible notes payable and accrued interest	$107,050	$174,200
Settlement of derivative liability from conversion of convertible notes payable	$101,763	$230,939
Issuance of convertible note payable to settle accounts payable	$103,000	$-
Issuance of preferred stock	$1,475	$-
NON-CASH FINANCING AND INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS:
Acquisition of ROU asset - finance lease	$-	$182,041
Acquisition of ROU asset - operating lease	$-	$29,655

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 1 – THE COMPANY

Acacia Diversified Holdings, Inc. (“Acacia” or the “Company”), a Texas corporation, had four wholly-owned subsidiaries, MariJ Pharmaceuticals, Inc. (“MariJ Pharma”), a Florida corporation, Canna-Cures Research & Development Center, Inc. (“Canna-Cures”), a Florida corporation, Eufloria Medical of Tennessee, Inc. (“EMT”), a company incorporated in the state of Tennessee, and Medahub Operations Group, Inc. and Medahub, Inc., technology companies (collectively “Medahub”) incorporated in the state of Florida.

The Company’s primary source of revenue was from the extraction of medicinal hemp oil, from a non-psychoactive cannabis plant. All extraction services were provided in states where such services were deemed legal. The Company's subsidiary EMT was invited to be part of the hemp pilot program in Tennessee which provided the Company the license to grow, manufacture, and dispense organic hemp oil in Tennessee. The Company also had a retail store in Tennessee selling hemp infused products. Revenue generated from retail sales was not material to the Company based on its operating model.

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

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

OFH is a limited liability company domiciled in Maryland. OFH is controlled by Mr. Jeffery D. Bearden, who owns 100% of the membership interests of OFH. The Preferred Stock was acquired by OFH in exchange for its agreement to assume the debt of the Company in the approximate amount of $666,000. The funds to satisfy the outstanding debt of the Company were acquired by OFH through a loan from a hedge fund entity known as Geneva Capital.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses for all periods presented and has a substantial accumulated deficit. As of June 30, 2020, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, which consist solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The consolidated financial statements and notes thereto are presented as prescribed by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2019 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on June 26, 2020. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year. In the opinion of management, all adjustments have been made, which consist only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month and six-month periods ended June 30, 2020 and 2019, (b) the financial position at June 30, 2020 and (c) cash flows for the three-month and six-month periods ended June 30, 2020 and 2019.

As a result of the insufficient cash flows from the operations of our subsidiaries as well as the disruption of our business from the COVID-19 pandemic, as of March 31, 2020, the Company discontinued the operations of all of its wholly-owned subsidiaries. The financial results for these subsidiaries have been presented as discontinued operations in the accompanying consolidated financial statements. For the six months ended June 30, 2020 and 2019, all gains and losses on disposition, impairment charges and disposal costs, along with the sales, costs and expenses and income taxes attributable to discontinued operations, have been aggregated in a single caption entitled “Income (loss) from discontinued operations, net of tax” in our consolidated statements of operations for all periods presented.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Acacia Diversified Holdings, Inc. and its wholly-owned subsidiaries, MariJ Pharmaceuticals, Inc, Canna-Cures Research & Development Center, Inc., Eufloria Medical of Tennessee, Inc., Medahub Operations Group, Inc. and Medahub, Inc., as of and for the three months ended March 31, 2020. All significant intercompany accounts and transactions are eliminated in consolidation. As a result of the insufficient cash flows from the operations of our subsidiaries as well as the disruption of our business from the COVID-19 pandemic, as of March 31, 2020, the Company discontinued the operations of all of its wholly-owned subsidiaries. The financial results for these subsidiaries have been presented as discontinued operations in the accompanying consolidated financial statements. For the six months ended June 30, 2020, all gains and losses on disposition, impairment charges and disposal costs, along with the sales, costs and expenses and income taxes attributable to discontinued operations, have been aggregated in a single caption entitled “Income (loss) from discontinued operations, net of tax” in our consolidated statements of operations for all periods presented.

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

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

Short term lease

The Company recognizes its office lease in Florida with an initial term of 12 months or less as a short-term lease. Lease payments associated with short-term lease are expensed as incurred in operating lease expense and are not included in our calculation of right-of-use assets or lease liabilities. Operating lease expense related to short-term lease was $0 and $2,899 for the three months ended June 30, 2020 and 2019, respectively, and $4,199 and $5,794 for the six months ended June 30, 2020 and 2019. This short-term lease was terminated in July 2020.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s accounts receivable represents amounts due from customers for extraction services performed. Allowance for uncollectible accounts receivable is estimated based on the aging of the accounts receivable and management estimate of uncollectible amounts.  At June 30, 2020 and December 31, 2019, the Company did not provide for an allowance for doubtful accounts. As of March 31, 2020, the Company discontinued the operations of its subsidiaries and presented its accounts receivable as asset of discontinued operations in the consolidated financial statements.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

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

STOCK BASED COMPENSATION

The Company accounts for stock-based compensation under Accounting Standards Codification 718 - Compensation-Stock Compensation (“ASC 718”). ASC 718 requires that all stock-based compensation be recognized as expense in the financial statements and that such cost be measured at the fair value of the award at the grant date and recognized over the period during which an employee is required to provide services (requisite service period). An additional requirement of ASC 718 is that estimated forfeitures be considered in determining compensation expense. Estimating forfeitures did not have a material impact on the determination of compensation expense during the six months ended June 30, 2020 and 2019.

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

JUNE 30, 2020

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

During the six months ended June 30, 2020, the board of directors approved the following issuances of the Company’s restricted common stock to consultants, employees, and directors for services rendered:

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

NET INCOME (LOSS) PER SHARE - In accordance with ASC 260 - Earnings Per Share, the basic income per common share is computed by dividing the net income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. No dilutive potential common shares were included in the computation of diluted net income per share for all periods presented because their impact was anti-dilutive. As of June 30, 2020, the Company had 20,000 options outstanding, 1,475,000 shares of Series B convertible preferred stock and $264,300 of outstanding convertible notes payable which were excluded from the computation of net income per share because they are anti-dilutive for the three and six months ended June 30, 2020. As of June 30, 2019, the Company had 50,000 options outstanding and $124,800 of outstanding convertible notes payable which were excluded from the computation of net income per share because they are anti-dilutive for the three and six months ended June 30, 2019.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes Payable to Related Parties

The Company entered into the following promissory notes payable to its former CEO during the year ended December 31, 2019 and during the six months ended June 30, 2020:

Note Date		Note Balance 12/31/18	New Loan	Note Conversion	Note Balance 12/31/19	New Loan	Note Conversion	Amounts Settled (See NOTE 9)	Note Balance 6/30/2020

September 2017		$558,400	$-	$-	$558,400	$-	$-	$(558,400)	$-
March 2018		72,000	-	(72,000)	-	-	-		-
April 2018		42,000	-	(42,000)	-	-	-		-
August 2018		70,000	-	-	70,000	-	-	(70,000)	-
November 2018		20,000	-	-	20,000	-	-	(20,000)	-
December 2018		50,000	-	-	50,000	-	-	(50,000)	-
May 2019	(1)	-	10,000	-	10,000	-	-	(10,000)	-
June 2019	(2)	-	25,000	-	25,000	-	-	(25,000)	-
December 2019	(3)	-	19,000	-	19,000	-	-	(19,000)	-
February 2020	(4)	-	-	-	-	40,000	-	(40,000)	-
March 2020	(5)	-	-	-	-	9,928	-	(9,928)	-

		$812,400	$54,000	$(114,000)	$752,400	$49,928	$-	$(802,328)	$-

Note Date		Accrued Interest 12/31/18	Interest Expense	Interest Conversion	Accrued Interest 12/31/19	Interest Expense	Interest Conversion	Amounts Settled (See NOTE 9)	Accrued Interest 6/30/2020

September 2017		$56,544	$44,672	$-	$101,216	$22,274	$-	$(123,490)	$-
March 2018		4,402	8,632	(13,034)	-	-	-	-	-
April 2018		2,333	5,035	(7,368)	-	-	-	-	-
August 2018		2,169	5,600	-	7,769	2,792	-	(10,561)	0
November 2018		184	1,600	-	1,784	798	-	(2,582)	(0)
December 2018		142	4,000	-	4,142	1,995	-	(6,137)	(0)
May 2019	(1)	-	508	-	508	399	-	(907)	0
June 2019	(2)	-	1,134	-	1,134	997	-	(2,132)	(0)
December 2019	(3)	-	75	-	75	758	-	(833)	(0)
February 2020	(4)	-	-	-	-	1,201	-	(1,201)	0
March 2020	(5)	-	-	-	-	237	-	(237)	(0)

		$65,774	$71,257	$(20,402)	$116,629	$31,451	$-	$(148,080)	$(0)

(1) In May 2019, the Company entered into an unsecured promissory note agreement with its former CEO and his spouse, in the amount of $10,000. The promissory note bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 90 days from the date of the note. The Company accrued interest on these notes in the amount of $907 through June 30, 2020.

(2) In June 2019, the Company entered into an unsecured promissory note agreement with its former CEO and his spouse, in the amount of $25,000. The promissory note bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 90 days from the date of the note. The Company accrued interest on these notes in the amount of $2,132 through June 30, 2020.

(3) In December 2019, the Company entered into an unsecured promissory note agreement with its former CEO and his spouse, in the amount of $19,000. The promissory note bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 90 days from the date of the note. The Company accrued interest on these notes in the amount of $833 through June 30, 2020.

(4) In February 2020, the Company entered into an unsecured promissory note agreement with one of its former director, in the amount of $40,000. The promissory note bears interest at a rate of 8% per annum. The principle balance and accrued interest is due 30 days from the date of the note. The Company accrued interest on these notes in the amount of $1,201 through June 30, 2020.

(5) In March 2020, the Company entered into two unsecured promissory notes agreements with its former CEO and his spouse, in the amounts of $2,500 and $7,428. The promissory notes bear interest at a rate of 8% per annum. The principle balance and accrued interest is due 30 days from the dates of the notes. The Company accrued interest on these notes in the amount of $237 through June 30, 2020.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

As a result, the total principle amount of notes payable to related parties from continuing operations was $802,328 and $752,400, at June 30, 2020 and December 31, 2019, respectively. Accrued interest on these notes payable to related parties from continuing operations was $148,080 and $116,629, at June 30, 2020 and December 31, 2019, respectively. The note balances and accrued interest on June 30, 2020 were settled when the Company disposed of its discontinued operations as described in Note 9.

Payable to Related Parties

Payable to related parties from continuing operations consisted of the followings at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Short term loan from related entity (1)	$-	$35,348
Receivable from related party for issuance of Series B Convertible Preferred Stock	(1,475)	-
Auto allowances owed to former CEO (2)	12,000	-
Payable to Related Parties from continuing operations	$10,525	$35,348

(1) In 2017, the Company received a working capital advance of $74,348 from a related entity. These advances are non-interest bearing and were intended as short term capital advances. The remaining balances have been included in payable to related parties as current liabilities on the consolidated balance sheets at June 30, 2020 and December 31, 2019.

(2) On May 1, 2016, the Company entered into an employment agreement with its former CEO. The term of the employment was through December 31, 2019. The agreement provided for a monthly automobile allowance of $1,000 to the former CEO.

In May 2019, the board of directors approved issuance of 200,000 shares of the Company's restricted common stock to the Company's former CEO to settle the accrued automobile allowance expense in the amount of $8,000. The Company assumed the liability of the automobile allowance that was previously a subsidiary’s liability.

During the three months ended June 30, 2020 and 2019, expenses from continuing operations related to the automobile allowances totaled $0 and $3,000, respectively. During the six months ended June 30, 2020 and 2019, expenses from continuing operations related to the automobile allowances totaled $3,000 and $6,000, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses of continuing operations consisted of the followings at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Accounts payable to vendors	$58,843	$965
Payroll taxes payable	65,414	63,206
Accrued salaries and bonuses	247,992	207,062
Accrued interest on notes payable	16,529	11,472
Accounts payable and accrued expenses of continuing operations	$388,778	$282,705

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 6 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY

On June 13, 2019, the Company issued a convertible promissory note ("Note 3") for $93,500. Note 3 was discounted at $85,000 and the Company received net proceeds of $82,000 after incurring $3,000 of debt issuance costs. The note bears an interest rate at 10% per annum, and principal and accrued interest is due on the maturity date of June 13, 2020. The conversion option price associated with the note has a 25% discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the Black Scholes valuation model to determine the fair value of the conversion option. At the issuance date, the Company recorded a derivative expense and derivative liability of $151,264. At the end of each reporting period, the Company revalued the derivative liability and recorded the change in this value as additional derivative expense. The Company recognized $33 and $35,039 as derivative income for the three and six months ended June 30, 2020, respectively. The Company recognized $120,573 as derivative expense for the three and six months ended June 30, 2019. The derivative liability was valued at $7,652 at March 31, 2020. As of June 30, 2020, the entire note principle balance of $93,500 was converted into 5,468,310 shares of the Company’s common stock. The note holder also converted $4,250 of accrued interest into 1,102,941 shares of the Company’s common stock. As a result of the conversion, the derivative liability was extinguished at June 30, 2020.

On July 12, 2019, the Company issued a convertible promissory note ("Note 4") for $91,300. Note 4 was discounted at $83,000 and the Company received net proceeds of $80,000 after incurring $3,000 of debt issuance costs. The note bears an interest rate at 10% per annum, and principal and accrued interest is due on the maturity date of July 12, 2020. The conversion option price associated with the note has a 25% discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the Black Scholes valuation model to determine the fair value of the conversion option. At the issuance date, the Company recorded a derivative expense and derivative liability of $117,886. At the end of each reporting period, the Company revalued the derivative liability and recorded the change in this value as additional derivative expense. The Company recognized $29,042 and $75,717 as derivative income for the three and six months ended June 30, 2020, respectively. The derivative liability was valued at $29,244 and $129,833 at June 30, 2020 and December 31, 2019, respectively.

On October 10, 2019, the Company issued a convertible promissory note ("Note 5") for $91,300. Note 5 was discounted at $83,000 and the Company received net proceeds of $80,000 after incurring $3,000 of debt issuance costs. The note bears an interest rate at 10% per annum, and principal and accrued interest is due on the maturity date of October 10, 2020. The conversion option price associated with the note has a 25% discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the Black Scholes valuation model to determine the fair value of the conversion option. At the issuance date, the Company recorded a derivative expense and derivative liability of $128,642. At the end of each reporting period, the Company revalued the derivative liability and recorded the change in this value as additional derivative expense. The Company recognized $29,668 and $70,393 as derivative income for the three and six months ended June 30, 2020, respectively. The derivative liability was valued at $69,175 and $139,568 at June 30, 2020 and December 31, 2019, respectively.

On May 21, 2020, the Company issued a convertible promissory note ("Note 6") for $103,000. The note holder disbursed the net proceeds of $103,000 to pay various professional fees on behalf of the Company. The note bears an interest rate at 12% per annum, and principal and accrued interest is due on the maturity date of May 21, 2021. The conversion option price associated with the note has a 39% discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a ten day period prior to conversion. The note is convertible at any time. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the Black Scholes valuation model to determine the fair value of the conversion option. At the issuance date, the Company recorded a derivative expense and derivative liability of $480,598. At the end of each reporting period, the Company revalued the derivative liability and recorded the change in this value as additional derivative expense. The Company recognized $138,637 as derivative expense for the three and six months ended June 30, 2020, respectively. The derivative liability was valued at $138,686 at June 30, 2020.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

Liability measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2020 and December 31, 2019 is as follows:

	Fair Value Measurement at June 30, 2020 (1) Using Level 2
	Note 4	Note 5	Note 6	Total
Liability:
Derivative liability	$29,244	$69,175	$138,636	$237,055
Total liability	$29,244	$69,175	$138,636	$237,055

	Fair Value Measurement at December 31, 2019 (1) Using Level 2
	Note 3	Note 4	Note 5	Total
Liability:
Derivative liability	$111,928	$129,833	$139,569	$381,330
Total liability	$111,928	$129,833	$139,569	$381,330

(1) The Company did not have any assets or liabilities measured at fair value using Level 1 or 3 of the fair value hierarchy as of June 30, 2020 and December 31, 2019.

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

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis during the six months ended June 30, 2020 and the year ended December 31, 2019:

Balance at December 31, 2018	$138,218	$58,300	$-	$-	$-	$-	$196,518
Variable conversion feature in convertible notes payable	-	-	151,264	117,886	128,643	-	397,793
Change in fair value	58,502	14,250	(25,489)	11,947	10,926	-	70,136
Conversion of derivative liability to equity from note conversion	(196,719)	(72,550)	(13,847)	-	-	-	(283,117)
Balance at December 31, 2019	$-	$(0)	$111,928	$129,833	$139,569	$-	$381,330
Variable conversion feature in convertible notes payable	-	-	-	-	-	480,598	480,598
Change in fair value	-	-	(35,038)	(75,716)	(70,392)	(341,961)	(523,108)
Conversion of derivative liability to equity from note conversion	-	-	(76,890)	(24,873)	-	-	(101,763)
Balance at June 30, 2020	$-	$(0)	$-	$29,244	$69,175	$138,636	$237,055

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

Since the issuance of Note 3, the note holder elected to convert the entire note principle and accrued interest into the Company's common stock on the following dates, at the respective conversion prices, resulting in the following number of shares issued to the note holder:

Date of Conversion of Note 3	Amounts Converted	Conversion Price	Number of Shares Issued
Principle conversion
December 23, 2019	$12,000	$0.0480	250,000
January 6, 2020	$15,000	$0.0465	322,581
January 27, 2020	$15,000	$0.0338	443,787
February 4, 2020	$20,000	$0.0338	591,716
March 6, 2020	$22,200	$0.0109	2,036,697
April 1, 2020	$9,300	$0.0051	1,823,529

	$93,500		5,468,310
Accrued interest conversion
April 1, 2020	$1,500	$0.0051	294,118
May 7, 2020	$2,750	$0.0034	808,824

Total amount converted	$97,750		6,571,251

Since the issuance of Note 4, the note holder elected to convert $21,300 of principle balance into the Company's common stock on the following dates, at the respective conversion prices, resulting in the following number of shares issued to the note holder:

Date of Conversion of Note 4	Amounts Converted	Conversion Price	Number of Shares Issued
Principle conversion
May 7, 2020	$4,900	$0.0034	1,441,176
May 13, 2020	$8,000	$0.0034	2,352,941
May 14, 2020	$8,400	$0.0034	2,470,588

Total amount converted	$21,300		6,264,706

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company's board of directors is authorized by the Article of Incorporation to issue 2,000,000 shares of preferred stock at $0.001 par value, in one or more series. In August 2019, the Company's board of directors designated and authorized the issuance of 1,475,000 shares of Series B Convertible Preferred Stock (the “Preferred Stock”). Each share of Preferred Stock will have 50 votes per share and may be converted into 50 $0.001 par value common stock. The holders of the Preferred Stock are entitled to receive, when and if as declared by the board of directors, cumulative dividends payable in cash. The board of directors set the dividend rate on each share of Preferred Stock at 0%. The holders of Preferred Stock are also given preference over common stock holders in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company and subject and subordinate to the rights of secured creditors of the Company.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

As a result of a change in control, on March 31, 2020, the Company issued in escrow 1,475,000 shares of the Company’s Series B Convertible Preferred Stock (the “Preferred Stock”) to ORCIM Financial Holdings, LLC (“OFH”). Each share of the Preferred Stock has fifty (50) votes per share and may be converted into fifty (50) $0.001 par value common shares. As of June 30, 2020, the Company had 52,481,499 shares of its common stock issued and outstanding. There were no other shares of any capital stock outstanding except for the common stock and Preferred Stock. As the result of the issuance of the Preferred Stock and, upon satisfaction of the terms of the Acquisition Agreement, OFH would have voting control over the Company with 73,750,000 votes on all matters submitted to stockholders for a vote. The parties agree that the change in control would not be effective until all conditions of the Acquisition Agreement are satisfied, including, but not limited to, the acquisition of funding by OFH to satisfy certain debts of the Company and the resignation of its existing board of directors. On May 20, 2020, the Company’s existing board of directors resigned.

OFH is a limited liability company domiciled in Maryland. OFH is controlled by Mr. Jeffery D. Bearden, who owns 100% of the membership interests of OFH. The Preferred Stock was acquired by OFH in exchange for its agreement to assume the debt of the Company in the approximate amount of $666,000. The funds to satisfy the outstanding debt of the Company were acquired by OFH through a loan from a hedge fund entity known as Geneva Capital.

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

During the six months ended June 30, 2020, the Company issue 12,897,956 shares of its restricted common stock as follows:

1.	2,000 shares to a consultant for services rendered, valued at $44.
2.	250,000 shares to the Company's board of directors for services rendered, valued at $5,451.
3.	40,000 shares issued to employees from the employee stock plan, valued at $6,996.
4.	20,000 shares issued to an employee for services rendered, valued at $436.
5.

12,585,956 shares issued to the convertible notes holder who elected to convert principle and accrued interest of $107,050 and extinguish $101,763 of derivative liability, into the Company's common stock.

Warrants and Options

At June 30, 2020, 20,000 options were outstanding and there were no warrants outstanding. The Company did not issue any common stock purchase warrants or options during the six months ended June 30, 2020 and 2019.

Restricted Stock Awards to Key Employees

In March 2017, the board of directors approved issuance of 100,000 shares of the Company’s restricted common stock to its key employees. The award is subject to a four or five-year vesting requirements, i.e. the requisite service period. The shares are issued as the vesting restriction lapses. The Company valued these shares at fair value on commitment date which is the date on which the employee accepted the award and recorded stock based compensation expense over the requisite service period. As a result of winding down its operations, the Company laid off all its employees as of March 31, 2020. As such, stock based compensation expense for these awards for the three months ended June 30, 2020 and 2019 was $0 and $8,116, respectively, and $6,996 and $20,402 for the six months ended June 30, 2020 and 2019, respectively.

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 8 – COMMITMENTS

At June 30, 2020, the Company owed its former CEO $103,845 of unpaid salary, $52,500 of accrued bonus and $12,000 of unpaid automobile allowance. The employment agreement was renewed through June 30, 2020 at an annual salary of $150,000 and continued to provide for a monthly automobile allowance of $1,000. The employment agreement was effectively terminated as a result of the change in control but these amounts remained outstanding as part of the Company’s continuing operations.

At June 30, 2020, the Company owed its former COO $12,085 of unpaid salary and $79,562 of accrued bonus. The employment agreement was renewed through June 30, 2020 at an annual salary of $96,000. The employment agreement was effectively terminated as a result of the change in control but these amounts remained outstanding as part of the Company’s continuing operations.

In August 2016, the Company entered into a licensing agreement to use exclusively a brand name for one of its discontinued subsidiary’s products for five years. Pursuant to the terms of the agreement, the Company issued 2,000 shares of its restricted common stock to the brand owner at the beginning of the agreement and 2,000 shares at the end of each of the next four years. At June 30, 2020, there remains 2,000 shares to be issued to the brand owner.

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

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The assets and liabilities were presented as assets and liabilities of discontinued operations in the consolidated balance sheets as of March 31, 2020 and December 31, 2019. These assets and liabilities were disposed of during the three months ended June 30, 2020 and resulted in a gain on disposition of $724,286.

Liabilities forgiven pursuant to the Acquisition Agreement
Accounts payable	$5,476
Payable to related party	35,348
Notes payable to related parties	802,328
Accrued interest on notes payable to related parties	148,079
Total liabilities forgiven		991,231

Net assets of discontinued operations
Cash	574
Inventories	30,686
Prepaid expense and other current assets	558
Property & equipment, net of accumulated depreciation of $454,548	313,105
Deposits	3,810
ROU asset - finance lease, net of accumulated amortization of $18,598	159,040
Accounts payable and accrued expenses	(31,218)
Long-term debt	(14,130)
Lease liability - finance lease	(171,060)
Payable to related parties	(24,420)
Total net assets of discontinued operations		(266,945)

Gain on disposition of net assets of discontinued operations		$724,286

Assets and liabilities of discontinued operations as of December 31, 2019 consisted of the following:

CURRENT ASSETS OF DISCONTINUED OPERATIONS:
Cash	$27,149
Accounts receivable	52,461
Inventories (1)	46,197
Prepaid expenses and other current assets	3,560
Total Current Assets of Discontinued Operations	129,367

NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS:
Property and equipment, net of accumulated depreciation of $417,144 in 2019 (2)	350,509
Deposits	3,810
ROU asset - finance lease, net of accumulated amortization of $14,879 in 2019 (3)	162,759
Total Non-Current Assets of Discontinued Operations	517,078

TOTAL ASSETS OF DISCONTINUED OPERATIONS	$646,445

CURRENT LIABILITIES OF DISCONTINUED OPERATIONS:
Accounts payable and accrued expenses (4)	$113,560
Current portion of long-term debt (5)	4,359
Current portion of lease liability - finance lease (3)	9,008
Payable to related parties (6)	33,420
Total Current Liabilities of Discontinued Operations	160,347

LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS:
Long-term debt (5)	10,861
Lease liability - finance lease (3)	164,255
Total Long-term Liabilities of Discontinued Operations	175,116

TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$335,463

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

(1) Inventories

The Company’s inventories of the discontinued operations consisted of the followings at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Raw materials	$32,294	$32,294
Finished goods (isolates, tinctures, capsules, etc.)	13,392	13,903
Inventory valuation allowance	(15,000)	-
	30,686	46,197
Inventory disposed of during the three months ended June 30, 2020	(30,686)	-
Inventory of discontinued operations	$-	$46,197

As a result of suspending its operations and the increasingly competitive market for its products, the Company provided a valuation allowance of $15,000 to reduce the cost of its inventory to its estimated net realizable value.

(2) Property and equipment

Property and equipment of the discontinued operations consisted of the followings at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Computer equipment	$7,582	$7,582
Website	7,000	7,000
Furniture & equipment	557,273	557,273
Farm equipment	52,295	52,295
Farm improvement	61,495	61,495
Leasehold improvement	82,008	82,008
Total property and equipment	767,653	767,653
Less accumulated depreciation	(454,548)	(417,144)
	313,105	350,509
Property and equipment disposed of during the three months ended June 30, 2020	(313,105)	-
Net property and equipment of discontinued operations	$-	$350,509

Depreciation expense from discontinued operations for the three months ended June 30, 2020 and 2019 were $0 and $4792, respectively, and $37,404 and $41,693 for the six months ended June 30, 2020 and 2019, respectively.

(3) Right-of-use assets and lease liabilities

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

JUNE 30, 2020

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

ROU asset - finance lease - land	$37,530
ROU asset - finance lease - improvement	148,787
ROU asset - finance lease obtained in exchange for lease liability - finance lease	186,317
Cumulative effect adjustment to ROU asset - finance lease on adoption date	(8,679)
Amortization of ROU asset - finance lease	(18,598)
159,040
ROU asset – finance lease disposed of during the three months ended June 30, 2020	(159,040)
ROU asset – finance lease of discontinued operations	$-

Lease liability - finance lease on adoption date	$186,318
Cumulative effect adjustment to ROU lease liability - finance lease on adoption date	(4,277)
Payments on lease liability - finance lease	(10,981)
171,060
Lease liability – finance lease disposed of during the three months ended June 30, 2020	(171,060)
Lease liability – finance lease of discontinued operations	$-

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

Interest expense related to lease liability - finance lease was $0 and $2,633 for the three months ended June 30, 2020 and 2019, respectively, and $2,515 and $5,256 for the six months ended June 30, 2020 and 2019, respectively.

Variable lease expense was $0 and $11,513 for the three months ended June 30, 2020 and 2019, respectively, and $9,671 and $19,233 for the six months ended June 20, 2020 and 2019, respectively.

(4) Accounts payable and accrued expenses

Accounts payable and accrued expense of discontinued operations consisted of the followings at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Accounts payable to vendors	$113,560	$31,218
	113,560	31,218
Accounts payable and accrued expenses disposed of during the three months ended June 30, 2020	(113,560)	-
Accounts payable and accrued expenses of discontinued operations	$-	$31,218

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

Twelve Months ending	June 30,	December 31,
2020	$-	$4,359
2021	4,359	4,359
2022	4,359	4,359
2023	4,359	2,143
2024	1,053	-
	14,130	15,220
Long-term debt disposed of during the three months ended June 30, 2020	(14,130)	-
Long-term debt of discontinued operations	$-	$15,220

The current and long-term portions of principle amounts due are as follow:

	June 30, 2020	December 31, 2019
Amount of principle due in the next 12 months	$4,359	$4,359
Long term portion of principle due	9,771	10,861
	14,130	15,220
Long-term debt disposed of during the three months ended June 30, 2020	(14,130)	-
Total principle amounts due from discontinued operations	$-	$15,220

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

(6) Payable to related parties

Payable to related parties from continuing operations consisted of the followings at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Short term loan from related entity (a)	$24,420	$33,420
	$24,420	$33,420
Payable to related parties disposed of during the three months ended June 30, 2020	(24,420)	-
Payable to related parties from discontinued operations	$-	$33,420

(a) In 2017, the Company received a working capital advance of $74,348 from a related entity. These advances are non-interest bearing and were intended as short term capital advances. The remaining balances have been included in payable to related parties as current liabilities of discontinued operations on the consolidated balance sheets at June 30, 2020 and December 31, 2019.

In January 2020, the Company’s former CEO provided a short term advance in the amount of $18,000 for working capital for the discontinued operations. The Company repaid the advance to the former CEO in the same month.

In accordance with the provisions of ASC 205-20, we have not included the results of operations from discontinued operations in the results of continuing operations in the consolidated statements of operations. The results of operations from discontinued operations for the three and six months ended June 30, 2020 have been reflected as discontinued operations in the consolidated statements of operations. The results of operations from discontinued operations for the three and six months ended June 30, 2019 consisted of the following:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

REVENUE	$140,724	$304,229

COSTS OF GOODS SOLD
Costs of goods sold	132,569	181,311
Depreciation expense	36,844	73,229
	169,413	254,540

GROSS PROFIT (LOSS)	(28,689)	49,689

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Employee compensation expenses	20,491	49,596
General and administrative expenses (7)	43,637	87,783
Depreciation and amortization expense	4,241	8,476
	68,369	145,855

LOSS FROM DISCONTINUED OPERATIONS	(97,058)	(96,166)

OTHER INCOME (EXPENSE)
Interest expense	(2,613)	(5,256)
Other income (expense)	3,719	5,802
TOTAL OTHER INCOME	1,106	546

NET LOSS FROM DISCONTINUED OPERATIONS	(95,952)	(95,620)
Income taxes	-	-
NET LOSS FROM DISCONTINUED OPERATIONS, net of tax	$(95,952)	$(95,620)

ACACIA DIVERSIFIED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

(7) Other Related Party Transactions

The board of directors approved for the Company to enter into a lease to lease this property from the Company's former CEO, effective June 1, 2018. The term of the lease was for one year with an automatic renewal term of one year. The lease required the Company to pay all expenses related to the acquisition and operation of the property, including but not limited to the Company's former CEO's personal incremental borrowing costs, repairs and maintenance, real estate taxes, licenses and permits, etc. For the three months ended June 30, 2020 and 2019, the Company incurred $0 and $11,513, respectively, in operating expenses of discontinued operations for this property, and $9,864 and $19,233, for the six months ended June 30, 2020 and 2019.

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued, and determined that there were no other material events to disclose, other than the followings:

Subsequent to June 30, 2020, the holder of our convertible notes converted $20,000 of principle balance of Note 4 in the amount of into 1,801,802 shares of the Company’s common stock. The remaining balance of Note 4 is $50,000.

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

Discussion on the Company’s Operations and Recent Event

Acacia Diversified Holdings, Inc. (“Acacia” or the “Company”), a Texas corporation, had four wholly-owned subsidiaries, MariJ Pharmaceuticals, Inc. (“MariJ Pharma”), a Florida corporation, Canna-Cures Research & Development Center, Inc. (“Canna-Cures”), a Florida corporation, Eufloria Medical of Tennessee, Inc. (“EMT”), a company incorporated in the state of Tennessee, and Medahub Operations Group, Inc. and Medahub, Inc., technology companies (collectively “Medahub”) incorporated in the state of Florida.

The Company’s primary source of revenue was from the extraction of medicinal hemp oil, from a non-psychoactive cannabis plant. All extraction services were provided in states where such services were deemed legal. The Company's subsidiary EMT was invited to be part of the hemp pilot program in Tennessee which provided the Company the license to grow, manufacture, and dispense organic hemp oil in Tennessee. The Company also had a retail store in Tennessee selling hemp infused products. Revenue generated from retail sales was not material to the Company based on its operating model.

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

OFH is a limited liability company domiciled in Maryland. OFH is controlled by Mr. Jeffery D. Bearden, who owns 100% of the membership interests of OFH. The Preferred Stock was acquired by OFH in exchange for its agreement to assume the debt of the Company in the approximate amount of $666,000. The funds to satisfy the outstanding debt of the Company were acquired by OFH through a loan from a hedge fund entity known as Geneva Capital.

On March 31, 2020, Mr. Larnell C. Simpson, Jr., was appointed as a director for Acacia Diversified Holdings, Inc. (the “Company”). Mr. Simpson also was appointed to the position of Vice President.

On May 20, 2020, directors Danny Gibbs, Neil B. Gholson and Dr. Richard Paula each resigned their respective positions as a director for Acacia Diversified Holdings, Inc.

Operating results for the three months ended June 30, 2020 and 2019:

Continuing Operations

For the three months ended June 30, 2019, selling, general and administrative expenses were $174,110, compared to $24,906 during the three months ended June 30, 2020, a decrease of $149,204 or 86%. The decrease in these expenses is a result of the Company winding down its operations and laid off its workforce.

During the three months ended June 30, 2019, the Company incurred interest expense of $25,544, compared to $19,255 for the three months ended June 30, 2020, a decrease of $6,289, or 25%. Interest expense decreased because a related party settled certain outstanding balances of his notes through issuance of the Company’s common stock, therefore, reducing the overall balance of the notes during the current period.

During the three months ended June 30, 2019, the Company recognized $214,308 of derivative expense, compared to $79,894 derivative expense for the three months ended June 30, 2020, a decrease of $134,414, or 63%. The increase in the amount of outstanding convertible notes payable with variable conversion feature that gave rise to derivative liability, coupled with the reduction in our share price during the current period gave rise to the decrease of the derivative expense.

As a result of the changes described above, the Company incurred a net loss from continuing operations of $413,962 for the three months ended June 30, 2019, compared to a net loss from continuing operations of $124,055 for the three months ended June 30, 2020, the loss decreased by $289,907, or 70%.

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

Discontinued Operations

For the three months ended June 30, 2019, the Company’s subsidiaries generated revenues of $140,724 from operations and incurred costs of goods sold of $169,413. As a result, the Company’s subsidiaries gross loss was $28,689.

For the three months ended June 30, 2019, selling, general and administrative expenses were $68,369. The Company’s subsidiaries also incurred interest expense of $2,613 and earned other income of $3,719.

As a result of the changes in revenues, costs and expenses, the Company’s subsidiaries incurred net loss from discontinued operations of $95,952 for the three months ended June 30, 2019.

The Company discontinued its subsidiaries operations on March 31, 2020. Therefore, there was no operations to report for the three months ended June 30, 2020.

Operating results for the six months ended June 30, 2020 and 2019:

Continuing Operations

For the six months ended June 30, 2019, selling, general and administrative expenses were $378,885, compared to $191,070 during the six months ended June 30, 2020, a decrease of $187,815 or 50%. The decrease in these expenses is primarily attributable to the Company winding down its operations and laid off its workforce during the current period.

During the six months ended June 30, 2019, the Company incurred interest expense of $46,306, compared to $40,755 for the six months ended June 30, 2020, a decrease of $5,551, or 12%. Interest expense decreased because a related party settled certain outstanding balances of his notes through issuance of the Company’s common stock, therefore, reducing the overall balance of the notes during the current period.

During the six months ended June 30, 2019, the Company recognized $187,128 of derivative expense, compared to $42,512 of derivative income for the six months ended June 30, 2020, an increase of $229,640, or 123%. The increase in the amount of outstanding convertible notes payable with variable conversion feature that gave rise to derivative liability, coupled with the reduction in our share price during the current period gave rise to derivative income and its increase.

As a result of the changes described above, the Company incurred a net loss from continuing operations of $612,319 for the six months ended June 30, 2019, compared to a net loss from continuing operations of $189,313 for the six months ended June 30, 2020, a decrease in the loss of $423,006, or 69%.

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

Discontinued Operations

For the six months ended June 30, 2020, the Company’s subsidiaries generated revenues of $1,622 from operations as compared to $304,229 for the six months ended June 30, 2019, a decrease of $302,607, or 99%. The decrease is a result of the Company winding down of its subsidiaries’ operations.

For the six months ended June 30, 2020, the Company’s subsidiaries incurred costs of goods sold of $110,103, compared to $254,540 for the six months ended June 30, 209, a decrease of $144,437, or 57%. As a result of winding down its operations, the subsidiaries incurred minimal costs related to production but continued to employ a workforce until it laid off its workers. During the current period, the subsidiaries also wrote down its inventory to its net realizable value.

As a result of the changes in revenues and costs of good sold above, the Company’s subsidiaries incurred a gross loss of $108,481 during the six months ended June 30, 2020, compared to a gross profit of $49,689 during the six months ended June 30, 2019, a decrease of $158,170, or 318%.

For the six months ended June 30, 2020, selling, general and administrative expenses were $28,309, compared to $145,855 for the six months ended June 30, 2019, a decrease of $117,546, or 81%. The decrease is due to the subsidiaries winding down its operations and laying off its workforce.

As a result of the changes in revenues, costs and expenses, the Company’s subsidiaries incurred net loss from discontinued operations of $140,353 for the six months ended June 30, 2020, compared to a net loss from discontinued operations of $95,620 for the six months ended June 30, 2019.

Liquidity and Capital Resources

The Company’s cash position at June 30, 2020 decreased by $2,195 to $421, as compared to a balance of $2,616, as of December 31, 2019. The net decrease in cash for the six months ended June 30, 2020 was primarily attributable to cash used by operating activities from increase in accounts payable and accrued expenses.

As of June 30, 2020, the Company had negative working capital of $658,848 compared to negative working capital of $1,475,211 at December 31, 2019, an increase of $816,363, attributable primarily to disposing its subsidiaries’ assets and liabilities from discontinued operations during the current period.

Net cash used in operating activities of $96,161 during the six months ended June 30, 2020, was lower compared to the prior period of $286,745, primarily due to the wind down of the subsidiaries’ operations and an increase in accounts payable and accrued expenses during the current period.

Net cash provided by financing activities of $49,928 during the six months ended June 30, 2020, decreased by $158,272 compared to $208,200 during the six months ended June 30, 2019. In the current period, as the Company’s share price was decreasing, the Company turned to its related parties to generate cash flows from issuance of notes payable to related parties. In the prior period, the Company was able to generate cash flows through sale of its common stock and issuance of convertible notes payable.

During the six months ended June 30, 2020, the Company issued shares of its common stock to settle $107,050 of principle and accrued interest of its convertible notes payable and the related derivative liability of $101,763. The Company also issued a convertible note payable to settle accounts payable with certain vendors and issued Series B Convertible Preferred Stock valued at $1,475 as a result of a change in control. During the six months ended June 30, 2019, the Company issued shares of its common stock to settle $174,200 of principle and accrued interest of its convertible notes payable and the related derivative liability of $230,938. In addition, the Company also issued common stock to settle $8,000 of accrued expense with a related party and $122,984 of notes payable and accrued interest with a related party.

As reported in the accompanying consolidated financial statements, for the six months ended June 30, 2020 and 2019, the Company incurred net losses from continuing operations of $189,313 and $612,319, respectively. Management’s plan in this regard is to find new operations to enter into and focus on building profitable operations. To finance operations while it finds new operations, the Company will continue financing activity such as entering into loan agreements and issuing new shares of the Company’s common stock. Therefore, the Company expects to continue to incur operating losses and to incur professional fees to maintain its reporting company status. Until such time that the Company is able to generate revenue and become profitable or find new sources of capital, the Company will find it difficult to continue to meet its obligations as they come due.  There can be no assurance that the Company will be successful in its efforts to raise capital, or if it were successful in raising capital, that it would be successful in meeting its business plans.  Management’s plans include attempting to raise funds from the public through an equity offering of the Company’s common stock and identifying and developing new opportunities. However, the recent COVID-19 pandemic has presented unprecedented challenges to businesses and the investing landscape around the world. Therefore, there can be no assurance that management’s plans will be successful.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from continuing operations for all periods presented and has a substantial accumulated deficit. As of June 30, 2020, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Financial Condition

The Company’s total assets at June 30, 2020 was $4,755, compared to total assets at December 31, 2019 of $654,237, a decrease of $649,482, or 99%. As a result of discontinuing its subsidiaries operations, the Company reclassified $507,774 and $646,445 of the subsidiaries total assets as assets of discontinued operations on March 31, 2020 and December 31, 2019, respectively, and disposed of them during the three months ended June 30, 2020.

Total liabilities at June 30, 2020 consisted of current liabilities of $663,603 and derivative liability of $237,055. Total liabilities at December 31, 2019 consisted of current liabilities of $1,611,529 and long-term liabilities of $556,446, a decrease of $1,267,317, or 58%. As a result of discontinuing its subsidiaries operations, the Company reclassified $240,828 and $335,463 of the subsidiaries liabilities as liabilities of discontinued operations on March 31, 2020 and December 31, 2019, respectively, and disposed of them during the three months ended June 30, 2020.

The change in the Company’s financial condition is a result of discontinuing and disposing its subsidiaries operations in the six months ended June 30, 2020. The Company continues to incur professional fees in order to maintain its reporting company status. As a result of these changes, the Company’s cash position of its continuing operations decreased from $2,616 on December 31, 2019 to $421 on June 30, 2020.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were not effective. The controls were determined to be ineffective due to the lack of segregation of duties. In January 2017, the Company hired a part-time financial controller to assist with technical accounting issues and the preparation of the filings. However, until the Company begins generating sufficient revenues, it is unable to remediate the weakness. Despite the existence of material weaknesses, management believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the six months ended June 30, 2020, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the six months ended June 30, 2020, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors

The Company is a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2020, the Company issue 12,897,956 shares of its restricted common stock as follows:

1.	2,000 shares to a consultant for services rendered, valued at $44.
2.	250,000 shares to the Company's board of directors for services rendered, valued at $5,451.
3.	40,000 shares issued to employees from the employee stock plan, valued at $6,996.
4.	20,000 shares issued to an employee for services rendered, valued at $436.
5.

12,585,956 shares issued to the convertible notes holder who elected to convert principle and accrued interest of $107,050 and extinguish $101,763 of derivative liability, into the Company's common stock.

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

Acacia Diversified Holdings, Inc.

Date: August 19, 2020	By:	/s/ Jeffrey D. Bearden
Jeffrey D. Bearden
Principal Executive Officer
Principal Financial Officer